Form 10-Q
period 2012-06-30
Bonanza Creek Energy, Inc.
filed 2012-08-13
CIK 1509589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

Bonanza Creek Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1630631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 17th Street, Suite 1400
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

SEC 1296 (01-12) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 40,011,894 shares of common stock were outstanding as of June 30, 2012.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,605,378	$2,089,674
Accounts receivable:
Oil and gas sales	24,346,613	17,850,719
Other	12,012,855	5,696,825
Prepaid expenses and other	1,899,507	1,868,016
Inventory of oilfield equipment	2,609,464	3,324,368
Derivative asset	7,369,944	1,297,403
Total current assets	50,843,761	32,127,005
OIL AND GAS PROPERTIES—using the successful efforts method of accounting:
Proved properties	647,233,892	547,878,188
Unproved properties	15,851,016	15,848,703
Wells in progress	68,775,281	23,783,142
	731,860,189	587,510,033
Less: accumulated depreciation, depletion and amortization	(49,330,212)	(26,759,043)
	682,529,977	560,750,990
NATURAL GAS PLANT	61,707,490	56,910,232
Less: accumulated depreciation	(2,287,223)	(1,286,129)
	59,420,267	55,624,103
PROPERTY AND EQUIPMENT	3,452,170	1,983,037
Less: accumulated depreciation	(405,824)	(128,731)
	3,046,346	1,854,306
Oil and gas properties held for sale less accumulated depreciation, depletion, and amortization — Note 3	8,788,960	9,895,508
LONG-TERM DERIVATIVE ASSET	2,075,644	678,474
OTHER ASSETS, net	3,345,531	3,418,626
TOTAL ASSETS	$810,050,486	$664,349,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$64,431,194	$27,068,326
Oil and gas revenue distribution payable	8,485,093	6,185,983
Derivative liability	2,536,623	5,276,633
Total current liabilities	75,452,910	38,530,942
LONG-TERM LIABILITIES:
Bank revolving credit	62,600,000	6,600,000
Ad valorem taxes	6,354,355	3,014,023
Derivative liability	796,506	2,579,175
Deferred income taxes, net	98,416,935	79,603,633
Asset retirement obligations	6,929,670	6,039,723
TOTAL LIABILITIES	250,550,376	136,367,496
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares authorized, 0 outstanding	—	—
Common stock, $.001 par value, 225,000,000 shares authorized, 40,011,894 and 39,477,584 issued and outstanding, respectively	40,012	39,478
Additional paid-in capital	516,878,387	515,412,583
Retained earnings	42,581,711	12,529,455
Total stockholders’ equity	559,500,110	527,981,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$810,050,486	$664,349,012

See accompanying notes to these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2012	2011	2012	2011
NET REVENUES
Oil and gas sales	$51,455,094	$24,151,668	$99,285,525	$44,693,663
OPERATING EXPENSES:
Lease operating	6,954,397	3,679,573	14,061,728	7,354,447
Severance and ad valorem taxes	2,769,425	1,396,514	6,365,234	2,436,300
Exploration	2,014,531	22,798	3,204,654	547,602
Depreciation, depletion and amortization	13,034,490	6,624,007	24,035,533	12,142,496
General and administrative (including $795,774, $60,000, $1,466,338, and $60,000, respectively, of stock compensation)	7,110,385	2,698,101	13,075,103	4,936,655
Total operating expenses	31,883,228	14,420,993	60,742,252	27,417,500
INCOME FROM OPERATIONS	19,571,866	9,730,675	38,543,273	17,276,163
OTHER INCOME (EXPENSE):
Other income (loss)	45,437	(165,225)	7,710	(97,279)
Interest expense	(654,693)	(852,005)	(1,216,209)	(1,564,777)
Unrealized (loss) in fair value of commodity derivatives	15,368,221	4,282,091	11,992,390	(1,172,455)
Realized (loss) in fair value of commodity derivatives	130,332	(1,057,980)	(1,080,807)	(1,833,900)
Total other income (loss)	14,889,297	2,206,881	9,703,084	(4,668,411)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	34,461,163	11,937,556	48,246,357	12,607,752
Deferred income taxes (Note 10)	(13,267,610)	(4,400,505)	(18,574,910)	(4,648,478)
INCOME FROM CONTINUING OPERATIONS	$21,193,553	$7,537,051	29,671,447	$7,959,274
DISCONTINUED OPERATIONS (Note 3)
Income from operations associated with oil and gas properties held for sale	508,211	270,699	619,201	119,423
Deferred income taxes benefit	(195,661)	(100,005)	(238,392)	(44,032)
Income associated with oil and gas properties held for sale	312,550	170,694	380,809	75,391
NET INCOME	$21,506,103	$7,707,745	$30,052,256	$8,034,665
BASIC AND DILUTED INCOME PER SHARE
Income from continuing operations	$0.53	$0.25	$0.75	$0.28
Income (loss) from discontinued operations	$0.01	$0.01	$0.01	$—
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK—BASIC AND DILUTED	39,474,011	29,122,521	39,475,797	29,122,521

See accompanying notes to these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,052,256	$8,034,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,614,523	13,779,037
Deferred income taxes	18,813,302	4,692,510
Non-cash stock compensation	1,466,338	60,000
Exploration	1,575,494	—
Amortization of deferred financing costs	464,377	447,197
Valuation (increase) decrease in commodity derivatives	(11,992,390)	1,172,455
Other	3,334	(39,868)
(Increase) decrease in operating assets:
Accounts receivable	(12,811,924)	(4,219,346)
Prepaid expenses and other assets	(31,491)	(135,423)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	3,381,752	(1,884,356)
Settlement of asset retirement obligations	(146,125)	(80,435)
Net cash provided by operating activities	56,389,446	21,826,436
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(553,731)	(777,621)
Exploration and development of oil and gas properties	(102,945,699)	(46,265,409)
Natural gas plant capital expenditures	(6,510,563)	(11,141,877)
Proceeds from note receivable	—	986,906
Decrease in restricted cash	232,580	—
Additions to property and equipment—non oil and gas	(1,469,133)	(214,021)
Net cash used in investing activities	(111,246,546)	(57,412,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank revolving credit	56,000,000	103,200,000
Payment on bank revolving credit	—	(65,800,000)
Deferred financing costs	(627,196)	(1,814,414)
Net cash provided by financing activities	55,372,804	35,585,586
NET INCREASE IN CASH AND CASH EQUIVALENTS	515,704	—
CASH AND CASH EQUIVALENTS:
Beginning of period	2,089,674	—
End of period	$2,605,378	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$512,000	$943,555
Changes in working capital related to drilling expenditures, natural gas plant expenditures, and property acquisition	$39,577,503	$4,694,941

See accompanying notes to these consolidated financial statements.

Bonanza Creek Energy, Inc.

Notes to the Consolidated Financial Statements as of June 30, 2012 (unaudited)

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

The Company is engaged primarily in acquiring, developing, exploiting and producing oil and gas properties. As of June 30, 2012, the Company’s assets and operations are concentrated primarily in southern Arkansas and in the Wattenberg field and North Park Basin in the Rocky Mountains.

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

3. DIVESTITURES:

During June of 2012, the Company began marketing, with an intent to sell, all of its oil and gas properties in California.  In accordance with ASC Topic 360, assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year.  Upon classification as held for sale, long-lived assets are no longer depreciated or depleted and a measurement for impairment is performed to expense any excess of carrying value over fair value less costs to sell.  The Company determined that its intent to sell these properties qualifies for discontinued operations although the Company has not yet reached any definitive agreement with a counter party to sell the properties.  The carrying amounts of the major classes of assets and liabilities related to the operation of these properties that are held for sale as of June 30, 2012 and December 31, 2011 are presented below:

	As of June 30, 2012	As of December 31, 2011
PROPERTY AND EQUIPMENT:
Oil and gas properties, successful efforts method:
Proved properties	$13,061,985	$13,060,597
Unproved properties	32,013	32,013
Wells in progress	581,387	167,198
Total property and equipment	13,675,385	13,259,808
Less accumulated depletion and depreciation	(4,886,425)	(3,364,300)
Net property and equipment	$8,788,960	$9,895,508

ASSET RETIREMENT OBLIGATIONS	$1,014,974	$975,562

Total revenues and costs and expenses, and the income associated with the operation of the oil and gas properties held for sale for the three six month periods ended June 30, 2012 and 2011 are presented below.

	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
	2012	2011	2012	2011
NET REVENUES:
Oil and gas sales	$2,013,861	$1,798,673	$3,725,759	$3,469,295
Total revenue	2,013,861	1,798,673	3,725,759	3,469,295

OPERATING EXPENSES:
Lease operating	733,547	685,137	1,401,290	1,624,287
Severance and ad valorem taxes	19,863	69,316	115,489	82,449
Exploration	187	5,935	10,789	6,595
Depreciation, depletion and amortization	752,053	767,586	1,578,990	1,636,541
TOTAL COSTS AND EXPENSES	1,505,650	1,527,974	3,106,558	3,349,872

INCOME FROM OPERATIONS ASSOCIATED WITH OIL AND GAS PROPERTIES HELD FOR SALE	$508,211	$270,699	$619,201	$119,423

4. RECENT ACCOUNTING PRONOUNCEMENTS:

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses contain the following:

	2012	2011
Drilling and completion costs	$53,730,952	$14,153,449
Accounts payable trade	2,528,046	4,976,979
Ad valorem taxes	190,627	1,781,021
Accrued general and administrative cost	2,494,509	1,713,708
Accrued initial public offering expenses	—	1,258,791
Lease operating expense	2,361,200	2,128,470
Accrued reclamation cost	400,000	400,000
Accrued interest	257,797	17,965
Accrued oil and gas hedging	186,973	353,897
Production taxes and other	2,281,090	284,046
	$64,431,194	$27,068,326

6. SENIOR SECURED REVOLVING CREDIT FACILITY:

Senior Secured Revolving Credit Facility—On May 8, 2012, the Company amended its senior secured revolving Credit Agreement, (the “Revolver”) dated March 29, 2011, with a syndication of banks, including KeyBank National Association as the administrative agent and issuing lender, which provides for borrowings of up to $600 million. The Revolver provides for interest rates plus an applicable margin to be determined based on the London Interbank Offered Rate (LIBOR) or a bank base rate (“Base Rate”), at the Company’s election. LIBOR borrowings bear interest at LIBOR plus 1.75% to 2.75% depending on the utilization level, and the Base Rate borrowings bear interest at the “Bank Prime Rate,” as defined plus .75% to 1.75%.

The Revolver had a $245 million borrowing base as of June 30, 2012 and is subject to semi-annual re-determinations in April and October of each year. The Revolver provides for commitment fees ranging from 0.375% to 0.50%, depending on utilization, and restricts, among other items, the payment of dividends, certain additional indebtedness, sale of assets, loans, and certain investments and mergers. The Revolver also contains certain financial covenants, which require the maintenance of a minimum current ratio and a minimum debt coverage ratio, as defined. The Company was in compliance with these covenants as of June 30, 2012. The Revolver is collateralized by substantially all the Company’s assets and matures on September 15, 2016.

7. COMMITMENTS AND CONTINGENT LIABILITIES:

Office Leases—The Company rents office facilities under various noncancelable operating lease agreements.  The Company’s noncancelable operating lease agreements result in total future minimum noncancelable lease payments are presented below.  The Company also has principal payment requirements for its line of credit which is also presented below:

	Office Leases	Line of Credit	Total
2012	$537,233	$—	$537,233
2013	1,098,709	—	1,098,709
2014	1,085,740	—	1,085,740
2015	1,111,256	—	1,111,256
2016 and thereafter	2,235,743	62,600,000	64,835,743
	$6,068,681	$62,600,000	$68,668,681

Environmental—The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures related to the drilling of oil and gas wells and the operations. Relative to the Company’s acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. Management believes its properties are operated in conformity with local, state and federal regulations. No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations.

Legal Proceedings—The Company may from time to time be involved in various legal actions arising in the normal course of business. During the second quarter of 2011, its Board of Directors formed a Special Litigation Committee comprised of three non-executive directors to investigate the merits of a demand for arbitration against its current President and Chief Executive Officer from the former Chairman of BCEC related to the management of BCOC and BCEC primarily during the 2005-2006 time period. These demands do not allege any wrongdoing by or claims against the Company. The Special Litigation Committee retained outside independent advisors to conduct the investigation and concluded that the allegations lack merit.  An arbitration hearing commenced in July 2012 and it is not clear when a final decision will be rendered.  Mr. Starzer plans to continue to vigorously defend against Mr. Bennett’s claims.  During the period from January 1, 2012 through June 30, 2012 the Company incurred approximately $1.2 million related to Mr. Bennett’s claims.

8. FAIR VALUE MEASUREMENTS AND ASSET RETIREMENT OBLIGATION:

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Commodity derivative assets	$—	$2,526,789	$6,918,799
Commodity derivative liabilities	$—	$3,333,129	$—

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

The following table reflects the activity for the commodity derivatives measured at fair value using Level 3 inputs during the period from January 1, 2012 through June 30, 2012:

	Derivative Asset	Derivative Liability
Beginning net asset (liability) balance	$881,822	$(1,115,595)
Net increase in fair value	330,830	8,014,163
Net realized (gain) on settlement	(181,946)	(121,686)
New derivatives	411,178	(1,299,967)
Transfers in (out) of Level 3	—	—
Ending net asset (liability) balance	$1,441,884	$5,476,915

As of June 30, 2012, the Company’s derivative commodity contracts:

Contract Term	Notional Volume	Average Floor	Average Ceiling	Average Fixed Price
July 1 - December 31, 2012	77,956 Bbl./Month	$90.00	$106.05	—
January 1 - December 31, 2013	34,218 Bbl./Month	$92.10	$108.91	—
July 1 - December 31, 2012	29,563 Bbl./Month	—	—	$85.22
January 1 - December 31, 2013	16,285 Bbl./Month	—	—	$81.72
July 1 - December 31, 2012	16,625 MMBTU/Month	—	—	$6.75
January 1 - October 31, 2013	15,481 MMBTU/Month	—	—	$6.40

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of June 30, 2012:

Derivatives	Balance Sheet Location	Fair Value
Asset
Commodity derivatives	Current derivative assets	$7,369,944
Commodity derivatives	Long-term derivative assets	2,075,644
Liability
Commodity derivatives	Current derivative liability	(2,536,623)
Commodity derivatives	Long-term derivative liability	(796,506)
Total		$6,112,459

Realized gains and losses on commodity derivatives and the unrealized gains or losses are recorded in other income (expense).

Asset Retirement Obligation—Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions.

9. STOCKHOLDERS’ EQUITY:

Management Incentive Plan—On December 23, 2010, the Company established the Management Incentive Plan (the “Plan” or “MIP”) for the benefit of certain employees, officers and other individuals performing services for the Company. 10,000 shares of Class B common stock were available under the Plan and these shares were converted into 437,787 shares of restricted common stock upon completion of its initial public offering. The conversion rate was determined based on a formula factoring in the rate of return to the common stockholders. The 437,787 shares of common stock that were granted to employees were valued at $17.00 per share on the grant date and vest over a three year period. Non-cash compensation expense of approximately $1,223,000 was recorded during the six months ended June 30, 2012 and there was approximately $6,019,000 of unrecognized compensation costs related to the unvested restricted common stock granted under the plan. That cost is expected to be recognized over a period of 2.5 years.

BCEC Management Incentive Plan—As of June 30, 2012, 73,197 shares of BCEI common stock remain held in trust and designated for holders of BCEC’s Class B units. When and if such shares are issued, they will be valued based on the market price of the Company’s common stock on the grant date.

On June 14, 2012, the Company granted 540,000 shares of restricted common stock under its 2011 Long Term Incentive Plan to officers and certain employees.  For accounting purposes, these shares were valued at $15.38, the closing price of its common stock on the grant date.  These shares will vest annually in one-third increments over approximately 2.7 years and will be fully vested in February of 2015.

10. INCOME TAXES:

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

11. SUBSEQUENT EVENTS:

On July 31, 2012, the Company acquired leases to approximately 5,600 net acres in the Wattenberg field from the State of Colorado, State Board of Land Commissioners for approximately $60,000,000.  The Company paid approximately $12 million at closing and will pay approximately $12 million on July 31st of each of the next four years.  These future payments are secured by a letter of credit.

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

Overview

Bonanza Creek Energy, Inc. (“BCEI” or, together with our consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of onshore oil and associated liquids-rich natural gas in the United States.  Our assets and operations are concentrated primarily in southern Arkansas (Mid-Continent region) and the Wattenberg Field and North Park Basins in Colorado (Rocky Mountain region).  In addition, we own and operate oil producing assets in the San Joaquin Basin (California region), which are currently classified as discontinued operations.  Our management team has extensive experience acquiring and operating oil and gas properties, which we believe will contribute to the development of our inventory of projects, including those targeting the oily Cotton Valley sands in our Mid-Continent region and the Niobrara oil shale formation in our Rocky Mountain region.  We operate approximately 99.5% and hold an average working interest of approximately 80.7% of our proved reserves, providing us with significant control over the rate of development of our asset base.

As demonstrated by our $165.5 million capital program in 2011 and our recently amended $298 million capital program for 2012, we are increasingly focused on exploiting our inventory of high-return locations.  We also continue to seek acquisitions that will complement our existing core properties.

Our revenue, profitability and future growth rate depend on factors beyond our control, such as economic, political and regulatory developments.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  We attempt to protect our capital and operational plans by judiciously hedging our sales of oil and natural gas.

Second Quarter 2012 Highlights:

For the second quarter 2012,

•                  Total production was 793 MBoe (8,717 Boe/d average daily production), a 150% increase over the second quarter 2011 and 26% over the first quarter 2012;

•                  Total revenue was $51.5 million, a 113% increase over the second quarter 2011 and 8% over the first quarter 2012; and

•                  Net income was $21.2 million, or $0.53 per diluted share.

Results for Continuing Operations

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Revenues

The following table summarizes our revenues and production data for the periods indicated.

	Three Months Ended June 30,
	2012	2011	Change	Percent Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$44,000	$18,263	$25,737	141%
Natural gas sales	4,296	2,755	1,541	56%
Natural gas liquids sales	3,151	2,987	164	5%
CO2 sales	8	146	(138)	(94)%
Product revenues	$51,455	$24,151	$27,304	113%

	Three Months Ended June 30,
	2012	2011	Change	Percent Change
Sales volumes:
Crude oil (MBbls)	491.8	188.7	303.1	161%
Natural gas (MMcf)	1,406.6	544.6	862.0	158%
Natural gas liquids (MBbls)	67.0	37.2	29.8	80%
Crude oil equivalent (MBoe)(1)	793.2	316.7	476.5	150%

(1) Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.  Excludes CO2 sales.

	Three Months Ended June 30,
	2012	2011	Change	Percent Change
Average Sales Prices (before hedging)(1):
Crude oil (per Bbl)	$89.47	$96.78	$(7.31)	(8)%
Natural gas (per Mcf)	3.05	5.06	(2.01)	(40)%
Natural gas liquids (per Bbl)	47.03	80.30	(33.27)	(41)%
Crude oil equivalent (per Boe)(2)	64.86	75.80	(10.94)	(14)%

	Three Months Ended June 30,
	2012	2011	Change	Percent Change
Average Sales Prices (after hedging)(1):
Crude oil (per Bbl)	$89.26	$90.36	$(1.10)	(1)%
Natural gas (per Mcf)	3.22	5.34	(2.12)	(40)%
Natural gas liquids (per Bbl)	47.03	80.30	(33.27)	(41)%
Crude oil equivalent (per Boe)(2)	65.02	72.46	(7.44)	(10)%

(1)  Although we do not designate our derivatives as cash flow hedges for financial statement purposes, the derivatives do economically hedge the price we receive for crude oil and natural gas.

(2)  Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.  Excludes CO2 sales.

Revenues increased by 113%, to $51.5 million for the three months ended June 30, 2012 compared to $24.2 million for the three months ended June 30, 2011.  Oil, natural gas, and natural gas liquids production increased 161%, 158%, and 80%, respectively, during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.  During the period from June 30, 2011 through June 30, 2012, we drilled and completed 97 gross (91.9 net) wells in the Rockies and 49 gross (42.5 net) wells in Southern Arkansas.  The increased volumes are a direct result of the $165.5 million expended for drilling and completion during the year ended December 31, 2011, and the $149.6 million expended during the six months ended June 30, 2012.  Oil prices decreased from an average of $96.78 in 2011 to a per barrel rate of $89.47 in the comparable three month period that ended June 30, 2012.  Increased oil volumes of 161% accounted for $25.7 million of the total $27.3 million increase in revenues for the Company for the three month period ended June 30, 2012 compared to the same period in 2011.  Natural gas volumes increased by 158% in 2012, but were offset by a sales price decline of 40% from $5.06 per Mcf to $3.05 per Mcf for these three month periods. Natural gas liquids volumes increased by 80% in 2012, but were offset by a sales price decline of 41% from $80.30 per barrel to $47.03 per barrel for these three month periods.  Our Wattenberg field natural gas is sold without processing and sells at a premium due to its very high BTU content.  Our production of oil, natural gas, and natural gas liquids for the three months ended June 30, 2012 was approximately 62%, 30% and 8%, respectively.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated.

	2012	2011	Change	Percent Change
	(In thousands, except percentages)
Expenses:
Lease operating	$6,954	$3,680	$3,274	89%
Severance and ad valorem taxes	2,769	1,396	1,373	98%
General and administrative	7,110	2,698	4,412	164%
Depreciation, depletion and amortization	13,035	6,624	6,411	97%
Exploration	2,015	23	1,992	8,661%
Operating expenses	$31,883	$14,421	$17,462	121%

	Three Months Ended June 30,
	2012	2011	Change	Percent Change
Selected Costs ($ per Boe):
Lease operating	$8.77	$11.62	$(2.85)	(25)%
Severance and ad valorem taxes	3.49	4.41	(0.92)	(21)%
General and administrative	8.96	8.52	0.44	5%
Depreciation, depletion and amortization	16.43	20.92	(4.49)	(21)%
Exploration	2.54	0.07	2.47	3,529%
Operating expenses	$40.19	$45.54	$(5.35)	(12)%

Lease Operating Expense.  Our lease operating expenses increased $3.3 million, or 89%, to $7.0 million for the three months ended June 30, 2012 from $3.7 million for the three months ended June 30, 2011 and decreased on an equivalent basis from $11.62 per Boe to $8.77 per Boe.  The increase in lease operating expense was related to increased production volumes attributable to our drilling program and the operation of an additional gas plant that was constructed during 2011, but not operational during the three months ended June 30, 2011.  Gas plant operating expense, which is a component of lease operating expense, increased $0.6 million, or 36%, to $2.1 million for the three month period ended June 30, 2012 from $1.5 million for the three month period ended June 30, 2011.  Significant increases in gas plant operating expenses period over period were for compression and rental equipment and repairs and maintenance which were $0.3 million and $0.2 million, respectively.  During the three months ended June 30, 2012, well servicing, rental equipment, and other expenses were $1.8 million, $0.2 million, and $0.2 million higher, respectively, than the three months ended June 30, 2011.  The decrease in lease operating expense on an equivalent basis was primarily related to the lower per unit operating costs of the wells drilled during the period from June 30, 2011 through June 30, 2012.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $1.4 million, or 98%, to $2.8 million for the three months ended June 30, 2012 from $1.4 million for the three months ended June 30, 2011.  The increase was primarily related to a 150% increase in production volumes partially offset by a 14% decrease in realized prices per Boe during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  The increase in severance and ad valorem taxes for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was related to oil severance taxes and ad valorem taxes that were $0.4 million and $1.0 million, respectively, higher than the comparable period in the previous year.

Exploration costs.  Our exploration expense increased $2.0 million, or 8,661%, to $2.0 million in the three months ended June 30, 2012 from $23 thousand in the three months ended June 30, 2011.  During the three months ended June 30, 2012, a seismic acquisition project in the North Park Basin of Colorado was reprocessed which resulted in charges of approximately $0.5 million. One exploratory location where surface casing had been set and minimal work performed was also charged to exploration expense because the work had been performed during 2010 and management had no current plans to complete a well on this location.  This resulted in a $1.5 million non-cash charge to our statement of operations during the three months ended June 30, 2012.

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense increased $6.4 million, or 97%, to $13.0 million for the three months ended June 30, 2012 from $6.6 million for the three months ended June 30, 2011.  This increase was the result of a 150% increase in production period over period.  Our depreciation, depletion and amortization expense per Boe produced decreased $4.49, or 21% to $16.43 for the three months ended June 30, 2012 as compared to $20.92 for the three months ended June 30, 2011.  This decrease to depreciation, depletion and amortization expense per Boe resulted from additions to the proved developed reserve base from accretive drilling during the period from July 1, 2011 through June 30, 2012.

General and administrative. Our general and administrative expense increased $4.4 million, or 164%, to $7.1 million for the three months ended June 30, 2012 from $2.7 million for the period ended June 30, 2011. During the three months ended June 30, 2012, wages, benefits and employee placement fees were $2.5 million higher than the three month period ended June 30, 2011 due to our headcount increasing by approximately 50 employees, or 69% period over period, as the result of our accelerated drilling program and the addition of accounting, legal and IT positions that were previously outsourced.  During the three months ended June 30, 2012, legal fees were $0.9 million higher, software maintenance was $0.1 million higher and non-cash stock compensation charges for officers and certain employees were $0.7 million higher than the three month period ended June 30, 2011.  The majority of the increased general and administrative expense is due to hiring a large number of personnel to support our growth and the regulatory compliance obligations of a newly public company.

Interest expense.  Our interest expense decreased $0.2 million, or 23%, to $0.7 million for the three months ended June 30, 2012 from $0.9 million for the three months ended June 30, 2011.  The decrease resulted from a decrease in the average debt outstanding for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Average debt outstanding for the three months ended June 30, 2012 was $44.7 million as compared to $74.0 million for the three month ended June 30, 2011.

Realized loss on settled commodity derivatives.  Realized losses on oil and gas hedging activities decreased by $1.2 million from a loss of $1.1 million for the three months ended June 30, 2011 to a gain of $0.1 million for the three months ended June 30, 2012.  The change from a realized loss to a realized gain period over period was primarily related to commodity prices that were 14% lower during the three month period ended June 30, 2012.  Hedging gains for the month of June were $0.8 million as the NYMEX sweet crude oil price averaged $82.41 during June of 2012 as compared to our oil hedges which had an average floor of $88.61 per barrel during June of 2012.

Income tax expense.  Our estimate for federal and state income taxes for the three months ended June 30, 2012 was $13.3 million from continuing operations as compared to $4.4 million for the three months ended June 30, 2011.  We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation.  All income taxes for the periods ended June 30, 2012 and 2011 were deferred.  Our effective tax rates differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Revenues

The following table summarizes our revenues and production data for the periods indicated.

	Six Months Ended June 30,
	2012	2011	Change	Percent Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$84,124	$33,169	$50,955	154%
Natural gas sales	7,569	5,681	1,888	33%
Natural gas liquids sales	7,559	5,678	1,881	33%
CO2 sales	33	166	(133)	(80)%
Product revenues	$99,285	$44,694	$54,591	122%

	Six Months Ended June 30,
	2012	2011	Change	Percent Change
Sales volumes:
Crude oil (MBbls)	895.6	357.4	538.2	151%
Natural gas (MMcf)	2,352.1	1,123.1	1,229.0	109%
Natural gas liquids (MBbls)	135.8	83.4	52.4	63%
Crude oil equivalent (MBoe)(1)	1,423.4	628.0	795.4	127%

(1) Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.  Excludes CO2 sales.

	Six Months Ended June 30,
	2012	2011	Change	Percent Change
Average Sales Prices (before hedging)(1):
Crude oil (per Bbl)	$93.93	$92.81	$1.12	1%
Natural gas (per Mcf)	3.22	5.06	(1.84)	(36)%
Natural gas liquids (per Bbl)	55.66	68.08	(12.42)	(18)%
Crude oil equivalent (per Boe)(2)	69.73	70.90	(1.17)	(2)%

	Six Months Ended June 30,
	2012	2011	Change	Percent Change
Average Sales Prices (after hedging)(1):
Crude oil (per Bbl)	$92.23	$86.78	$5.45	6%
Natural gas (per Mcf)	3.40	5.34	(1.94)	(36)%
Natural gas liquids (per Bbl)	55.66	68.08	(12.42)	(18)%
Crude oil equivalent (per Boe)(2)	68.97	67.98	0.99	1%

(1)  Although we do not designate our derivatives as cash flow hedges for financial statement purposes, the derivatives do economically hedge the price we receive for crude oil and natural gas.

(2)  Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.  Excludes CO2 sales.

Revenues increased by 122%, to $99.3 million for the six months ended June 30, 2012 compared to $44.7 million for the six months ended June 30, 2011.  Oil, natural gas, and natural gas liquids production increased 151%, 109%, and 63%, respectively, during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  During the period from June 30, 2011 through June 30, 2012, we drilled and completed 97 gross (91.9 net) wells in the Rockies and 49 gross (42.5 net) wells in Southern Arkansas. The increased volumes are a direct result of the $165.5 million expended for drilling and completion during the year ended December 31, 2011, and the $149.8 million expended during the six months ended June 30, 2012.  Oil prices increased from an average of $92.81 in 2011 to a per barrel rate of $93.93 in the comparable six month period that ended June 30, 2012.  The combination of increased oil volumes and prices accounted for $51.0 million of the total $54.6 million increase in revenues for the Company for the six month period ended June 30, 2012 compared to the same period in 2011.  Natural gas volumes increased by 109% in 2012, but were offset by a sales price decline of 36% from $5.06 per Mcf to $3.22 per Mcf for these six month periods.  Natural gas liquid volumes increased by 63% in 2012, but were offset by a salesprices decline of 18% from $68.08 per Bbl to $55.66 per Bbl for these six month periods.  Our Wattenberg field natural gas is sold without processing and sells at a premium due to its very high BTU content.  Our production of oil, natural gas, and natural gas liquids for the six months ended June 30, 2012 was approximately 63%, 27% and 10%, respectively.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated.

	2012	2011	Change	Percent Change
	(In thousands, except percentages)
Expenses:
Lease operating	$14,062	$7,354	$6,708	91%
Severance and ad valorem taxes	6,365	2,436	3,929	161%
General and administrative	13,075	4,937	8,138	165%
Depreciation, depletion and amortization	24,036	12,142	11,894	96%
Exploration	3,205	548	2,657	485%
Operating expenses	$60,743	$27,417	$33,326	122%

	Six Months Ended June 30,
	2012	2011	Change	Percent Change
Selected Costs ($ per Boe):
Lease operating	$9.88	$11.71	$(1.83)	(16)%
Severance and ad valorem taxes	4.47	3.88	0.59	15%
General and administrative	9.19	7.86	1.33	17%
Depreciation, depletion and amortization	16.89	19.33	(2.44)	(13)%
Exploration	2.25	0.87	1.38	159%
Operating expenses	$42.68	$43.65	$(0.97)	(2)%

Lease Operating Expense.  Our lease operating expenses increased $6.7 million, or 91%, to $14.1 million for the six months ended June 30, 2012 from $7.4 million for the six months ended June 30, 2011 and decreased on an equivalent basis from $11.71 per Boe to $9.88 per Boe.  The increase in lease operating expense was related to increased production volumes attributable to our drilling program and the operation of an additional gas plant that was constructed during 2011, but not operational during the six months ended June 30, 2011.  Gas plant operating expense, which is a component of lease operating expense, increased $1.4 million, or 55%, to $4.0 million for the six month period ended June 30, 2012 from $2.6 million for the six month period ended June 30, 2011.  Significant increases in gas plant operating expenses period over period were for compression and rental equipment, repairs and maintenance, and utilities and electrical which were $0.8 million, $0.4 million, and $0.3 million, respectively.  During the six months ended June 30, 2012, well servicing, rental equipment, pumping and gauging, and other expenses were $2.9 million, $0.4 million, $0.3 million and $0.3 million higher, respectively, than the six months ended June 30, 2011.  The decrease in lease operating expense on an equivalent basis was primarily related to accretive drilling and the lower per unit operating costs of the wells drilled during the period from June 30, 2011 through June 30, 2012.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $4.0 million, or 161%, to $6.4 million for the six months ended June 30, 2012 from $2.4 million for the six months ended June 30, 2011.  The increase was primarily related to a 127% increase in production volumes partially offset and a 2% decrease in realized prices per Boe during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  The increase in severance and ad valorem taxes on a Boe basis for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was related to oil severance taxes and ad valorem taxes that were $2.5 million and $1.2 million, respectively, higher than the comparable period in the previous year.

Exploration costs.  Our exploration expense increased $2.7 million, or 485%, to $3.2 million in the six months ended June 30, 2012 from $0.5 million in the six months ended June 30, 2011.  During the six months ended June 30, 2012, a seismic acquisition project was conducted in the North Park Basin of Colorado to assist the scientific staff in identifying the appropriate drill locations and plans for future development.  This survey was reprocessed during the second quarter which resulted in additional charges of approximately $0.5 million. In addition to the seismic survey, one exploratory location where surface casing had been set and minimal work performed was charged to exploration expense because the work had been performed during 2010 and management had no current plans to complete a well on this location.  This resulted in a $1.5 million non-cash charge to our statement of operations during the six months ended June 30, 2012. During the six months ended June 30, 2011, we acquired 7,700 acres of 3-D seismic data on the eastern edge of the Wattenberg field in Weld County Colorado to help evaluate our Niobrara oil shale acreage.

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense increased $11.9 million, or 96%, to $24.0 million for the six months ended June 30, 2012 from $12.1 million for the six months ended June 30, 2011.  This increase was the result of a 127% increase in production period over period.  Our depreciation, depletion and amortization expense per Boe produced decreased $2.44, or 13% to $16.89 for the six months ended June 30, 2012 as compared to $19.33 for the six months ended June 30, 2011.  This decrease to depreciation, depletion and amortization expense per Boe resulted from additions to the proved developed reserve base from accretive drilling during the period from July 1, 2011 through June 30, 2012.

General and administrative. Our general and administrative expense increased $8.1 million, or 165%, to $13.1 million for the six months ended June 30, 2012 from $5.0 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, wages, benefits and employee placement fees were $4.9 million higher than the six month period ended June 30, 2011 due to our headcount increasing by approximately 50 employees, or 74% period over period, as the result of our accelerated drilling program and the addition of accounting, legal and IT positions that were previously outsourced. During the six months ended June 30, 2012, accounting fees were $0.4 million higher due to a one-time payment that was made to our outsource accounting provider to terminate our agreement with them. Also during the six months ended June 30, 2012, legal fees were $1.0 million higher, franchise taxes were $0.3 million higher and non-cash stock compensation charges for officers and certain employees were $1.4 million higher than the six month period ended June 30, 2011. The majority of the increased general and administrative expense is due to hiring a large number of personnel to support our growth and the regulatory compliance obligations of a newly public company.

Interest expense.  Our interest expense decreased $0.4 million, or 22%, to $1.2 million for the six months ended June 30, 2012 from $1.6 million for the six months ended June 30, 2011.  The decrease resulted from a decrease in the average debt outstanding for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Average debt outstanding for the six months ended June 30, 2012 was $29.9 million as compared to $67.7 million for the six months ended June 30, 2011.

Realized loss on settled commodity derivatives.  Realized losses on oil and gas hedging activities decreased by $0.7 million from a loss of $1.8 million for the six months ended June 30, 2011 to a loss of $1.1 million for the six months ended June 30, 2012.  The decrease in the realized loss period over period was primarily related to hedging gains for the month of June which were $0.8 million as the NYMEX sweet crude oil price averaged $82.41 per barrel during June of 2012 as compared to our oil hedges which had an average floor of $88.61 per barrel during June of 2012.

Income tax expense.  Our estimate for federal and state income taxes for continuing operations for the six months ended June 30, 2012 was $18.6 million as compared to $4.6 million for the six months ended June 30, 2011.  We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation.  All income taxes for the periods ended June 30, 2012 and 2011 were deferred.  Our effective tax rates differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes.

Results for Discontinued Operations

During June of 2012, the Company began marketing, with an intent to sell, all of our oil and gas properties in California.  Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year.  The Company determined that our intent to sell these properties qualifies for discontinued operations accounting and these assets will be presented as discontinued operations in the Company’s statements of operations.

The operating results before income taxes for our California properties for the three month period ended June 30, 2012 were net revenues, operating expenses, and income from discontinued operations of $2.0 million, $1.5 million and $0.5 million, respectively, as compared to net revenues, operating expenses, and income from discontinued operations of $1.8 million, $1.5 million, and $0.3 million for the three month period ended June 30, 2011.  Sales volumes for the three month periods ended June 30, 2012 and 2011 were 20.6 MBbls and 16.3 MBbls, respectively.

The operating results before income taxes for our California properties for the six month period ended June 30, 2012 were net revenues, operating expenses, and income from discontinued operations of $3.7 million, $3.1 million and $0.6 million, respectively, as compared to net revenues, operating expenses, and income from discontinued operations of $3.5 million, $3.4 million, and $0.1 million for the six month period ended June 30, 2011.  Sales volumes for the six month periods ended June 30, 2012 and 2011 were 36.6 MBbls and 34.7 MBbls, respectively.

Liquidity and Capital Resources

Our primary source of liquidity to date has been proceeds from our initial public offering, borrowings under our revolving credit facility and cash flows from operations.  Our primary use of capital has been the development and exploitation of our oil and gas properties.  We continually monitor potential capital sources in order to adequately plan for the growth of the Company and our planned capital expenditures and liquidity requirements.  Our future success in building and growing the Company’s reserves and production will be significantly dependent upon management’s ability to access outside sources of capital.

On December 15, 2011, the Company sold 10,000,000 shares of our common stock in our initial public offering at $17.00 per share, less $1.105 per share for underwriting discounts and commissions.  Other expenses related to the issuance and distribution of these shares were approximately $3 million.

On April 6, 2012, the administrative agent under our credit facility was changed to KeyBank, National Association.  On May 8, 2012, we entered into an amendment with the lenders under our credit facility to, among other things, (i) increase our credit facility to $600 million and borrowing base to $245 million, and (ii) make changes in the covenant applicable to hedging to allow greater flexibility for management to implement comprehensive hedging plans to adequately protect the Company’s operations and capital budgets.  As of June 30, 2012, we had $62.6 million outstanding and $182.4 million of borrowing capacity available under our credit facility.

On July 31, 2012, the Company acquired leases in the Wattenberg field from the State of Colorado, State Board of Land Commissioners for approximately $60,000,000.  The company paid approximately $12 million at closing and will pay approximately $12 million on July 31st of each of the next four years.  These future payments are secured by a letter of credit which reduced our availability under the borrowing base.

We expect that in the future our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas.

We are of the opinion that we have adequate liquidity to manage our capital and business plans for the next 12 months and the foreseeable future.  In addition, we believe that the combination of our cash flow from operating activities, potential access to debt and capital markets and our current liquidity level will allow us the flexibility to modify our future capital expenditure programs and comply with all of our debt covenants, and meet all of our obligations that may arise from our ongoing operations.

The following table summarizes our cash flows and other financial measures for the periods indicated.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$56,389	$21,826
Net cash provided by (used in) investing activities	(111,247)	(57,412)
Net cash provided by financing activities	55,373	35,586
Cash and cash equivalents	2,605	—
Acquisitions of oil and gas properties	554	778
Exploration and development of oil and gas properties and investment in gas processing facility	109,456	57,407

Cash flows provided by operating activities

Cash flows derived from operating activities depend on many factors, including the price for oil and gas and our success in exploiting and exploring our oil and gas properties which ultimately leads to the volumes produced.  Costs to produce the oil and gas, our ability to contain such costs, and the severance and ad valorem taxes associated with the ownership and production of oil and gas wells have a significant impact on our profitability and cash flow from our oil and gas properties.

Net cash provided by operating activities was $56.4 million for the six months ended June 30, 2012, compared to $21.8 million provided by operating activities for the six months ended June 30, 2011.  The increase in operating activities results primarily from an increase in revenues from increased production adjusted by cash utilized in connection with changes in working capital when comparing periods.  Cash utilized by changes in working capital for the six months ended June 30, 2012 was $9.6 million compared to $6.3 million that was utilized by changes in working capital for the comparable period during 2011.  Decreases in working capital of $9.6 million for the six months ended June 30, 2012 is comprised of increases in accounts receivable of $12.8 million offset by an increase in accounts payable and accrued liabilities (exclusive of capital accruals) of $3.4 million.  Decreases in working capital of $6.3 million for the six month period ended June 30, 2011 is comprised of increases in accounts receivable of $4.2 million and decreases in accounts payable and accrued liabilities (exclusive of capital accruals) of $1.9 million.

Cash flows used in investing activities

Expenditures for development of oil and natural gas properties and natural gas plants are the primary use of our capital resources.  Net cash used in investing activities for the six months ended June 30, 2012 was $111.2 million, compared to $57.4 million used in investing activities for the six months ended June 30, 2011.  For the six months ended June 30, 2012, cash used for the development of oil and natural gas properties was $109.5 million including $6.5 million for a natural gas plant.  In the Wattenberg field during the six months ended June 30, 2012, we drilled and completed 54 gross (50.5 net) wells of which 13 gross (12.2 net) were horizontal Niobrara wells.  In Southern Arkansas, we drilled and completed drilled 24 gross (19.5 net) vertical wells.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $55.4 million related to net borrowings on our line of credit in the amount of $56.0 million offset by deferred financing costs of $0.6 million.  Net cash provided by financing activities for the six months ended June 30, 2011 was $35.6 million related to net borrowings on our line of credit in the amount of $37.4 million offset by deferred financing costs of $1.8 million.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six month periods ended June 30, 2012 and 2011.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

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

The following table provides a summary of derivative contracts as of June 30, 2012.

Settlement Period	Derivative Instrument	Total Notional Amount (Bbl/Mmbtu)	Average Floor Price	Average Ceiling Price	Fair Market Value of Asset (Liability)
					(In thousands)
Oil
2012	Collar	467,736	$90.00	$106.05	$3,245,731
	Swap	177,380	85.22	85.22	(165,762)
2013	Collar	410,616	92.10	108.91	3,673,068
	Swap	195,417	81.72	81.72	(1,461,368)
Gas
2012	Swap	99,748	6.75	6.75	377,896
2013	Swap	154,806	6.40	6.40	442,894
					$6,112,459

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2011, our board of directors formed a Special Litigation Committee comprised of three non-executive directors to conduct an investigation of the allegations. The Special Litigation Committee retained outside independent advisors and conducted an in-depth investigation. The Special Litigation Committee concluded that neither it nor its legal or financial advisors had found any evidence to support any of Mr. Bennett’s allegations. Our board of directors concluded that the allegations against Mr. Starzer are unsubstantiated and lack merit. However, there can be no assurance as to the ultimate outcome of the arbitration proceedings. The arbitration proceedings commenced in July 2012 and it is not clear when a final decision will be rendered.  Mr. Starzer plans to continue to vigorously defend against Mr. Bennett’s claims.

See Part I, Item 1, Note 7 to our unaudited condensed consolidated financial statements entitled “Commitment and Contingent Liabilities,” which is incorporated herein by reference.

Item 1A. Risk Factors.

Our business faces many risks.  Any of the risk factors discussed in this Report, Item 1A of our 2011 Annual Report or our other SEC filings could have a material impact on our business, financial position or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation.  During the three months ended June 30, 2012, there has been no material change to such risk factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit

10.1

Resignation, Consent and Appointment Agreement and Amendment Agreement, date as of April 6, 2012, by and among BNP Paribas, in its capacity as Administrative Agent and Issuing Lender, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 filed on May 11, 2012)

10.2

Amendment No. 3 & Agreement, dated as of May 8, 2012, to the Credit Agreement among Bonanza Creek Energy, Inc., KeyBank National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 filed on May 11, 2012)

10.3	From of Restricted Stock Agreement (Employee) under the 2011 Bonanza Creek Energy, Inc. Long Term Incentive Plan

10.4	Form of Restricted Stock Agreement (Director) under the 2011 Bonanza Creek Energy, Inc. Long Term Incentive Plan

10.5	Amendment No. 4, dated as of July 31, to the Credit Agreement among Bonanza Creek Energy, Inc., Key Bank National Association, as Administrative Agent, and the lenders party thereto

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from the Bonanza Creek Energy, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	August 13, 2012	By:	/s/ MICHAEL R. STARZER
Michael R. Starzer
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ JAMES R. CASPERSON
James R. Casperson
Executive Vice President and Chief Financial Officer
(principal financial officer)