Form 10-Q
period 2012-09-30
Bonanza Creek Energy, Inc.
filed 2012-11-09
CIK 1509589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 40,057,248 shares of common stock were outstanding as of September 30, 2012.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,845,583	$2,089,674
Accounts receivable:
Oil and gas sales	29,520,522	17,850,719
Other	12,079,986	5,696,825
Prepaid expenses and other	1,515,475	1,868,016
Inventory of oilfield equipment	2,014,418	3,324,368
Derivative asset	2,714,219	1,297,403
Total current assets	52,690,203	32,127,005
OIL AND GAS PROPERTIES—using the successful efforts method of accounting:
Proved properties	718,962,011	547,878,188
Unproved properties	72,928,364	15,848,703
Wells in progress	69,819,751	23,783,142
	861,710,126	587,510,033
Less: accumulated depreciation, depletion and amortization	(66,199,440)	(26,759,043)
	795,510,686	560,750,990
NATURAL GAS PLANT	67,648,720	56,910,232
Less: accumulated depreciation	(2,820,328)	(1,286,129)
	64,828,392	55,624,103
PROPERTY AND EQUIPMENT	4,186,352	1,983,037
Less: accumulated depreciation	(611,272)	(128,731)
	3,575,080	1,854,306
Oil and gas properties held for sale less accumulated depreciation, depletion, and amortization	5,038,282	9,895,508
LONG-TERM DERIVATIVE ASSET	550,777	678,474
OTHER ASSETS, net	3,344,385	3,418,626
TOTAL ASSETS	$925,537,805	$664,349,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$62,993,900	$27,068,326
Oil and gas revenue distribution payable	9,733,852	6,185,983
Contractual obligation for land acquisition	11,999,877	—
Derivative liability	5,339,006	5,276,633
Total current liabilities	90,066,635	38,530,942
LONG-TERM LIABILITIES:
Bank revolving credit	122,300,000	6,600,000
Contractual obligation for land acquisition	33,081,306	—
Ad valorem taxes	7,547,363	3,014,023
Derivative liability	820,565	2,579,175
Deferred income taxes, net	100,160,507	79,603,633
Asset retirement obligations	7,196,824	6,039,723
TOTAL LIABILITIES	361,173,200	136,367,496
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares authorized, 0 outstanding	—	—
Common stock, $.001 par value, 225,000,000 shares authorized, 40,057,248 and 39,477,584 issued and outstanding, respectively	40,057	39,478
Additional paid-in capital	518,321,950	515,412,583
Retained earnings	46,002,598	12,529,455
Total stockholders’ equity	564,364,605	527,981,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$925,537,805	$664,349,012

See accompanying notes to these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET REVENUES
Oil and gas sales	$58,327,823	$25,915,330	$157,613,348	$70,608,993
OPERATING EXPENSES:
Lease operating	8,444,403	4,686,328	22,506,131	12,040,775
Severance and ad valorem taxes	3,021,860	1,342,646	9,387,094	3,778,946
Exploration	6,359,222	18,608	9,563,876	566,210
Depreciation, depletion and amortization	17,715,763	6,329,995	41,751,296	18,472,491
Impairment of proved properties	268,500	623,039	268,500	623,039
General and administrative (including $1,445,910, $132,720, $2,912,248, and $132,720, respectively, of stock compensation)	9,335,266	4,179,301	22,410,369	9,115,956
Total operating expenses	45,145,014	17,179,917	105,887,266	44,597,417
INCOME FROM OPERATIONS	13,182,809	8,735,413	51,726,082	26,011,576
OTHER INCOME (EXPENSE):
Other loss	(90,640)	(3,526)	(82,930)	(100,805)
Interest expense	(1,125,634)	(1,121,907)	(2,341,843)	(2,686,684)
Unrealized (loss) gain in fair value of commodity derivatives	(9,007,034)	8,268,367	2,985,356	7,095,912
Loss in fair value of commodity derivatives	(92,812)	(519,287)	(1,173,619)	(2,353,187)
Total other income (expense)	(10,316,120)	6,623,647	(613,036)	1,955,236
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	2,866,689	15,359,060	51,113,046	27,966,812
Income tax expense	(1,222,450)	(8,527,646)	(19,797,360)	(13,176,124)
INCOME FROM CONTINUING OPERATIONS	$1,644,239	$6,831,414	31,315,686	$14,790,688
DISCONTINUED OPERATIONS (Note 3)
Loss from operations associated with oil and gas properties held for sale	(1,410,595)	(3,754,649)	(791,394)	(3,635,226)
Gain on sale of oil and gas properties	4,279,998	—	4,279,998	—
Income tax (expense) benefit	(1,092,755)	1,756,587	(1,331,147)	1,712,555
Income (loss) associated with oil and gas properties held for sale	1,776,648	(1,998,062)	2,157,457	(1,922,671)
NET INCOME	$3,420,887	$4,833,352	$33,473,143	$12,868,017
BASIC AND DILUTED INCOME PER SHARE
Income from continuing operations	$0.04	$0.23	$0.79	$0.51
Income (loss) from discontinued operations	$0.05	$(0.06)	$0.06	$(0.07)
Net income per common share	$0.09	$0.17	$0.85	$0.44
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK—BASIC AND DILUTED	39,477,101	29,122,521	39,476,133	29,122,521

See accompanying notes to these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,473,143	$12,868,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	43,900,774	21,083,067
Impairment of oil and gas properties	1,916,690	4,067,023
Deferred income taxes	20,556,874	11,463,569
Non-cash stock compensation	2,912,248	—
Exploration	7,378,612	—
Amortization of deferred financing costs	501,315	702,490
Valuation (increase) decrease in commodity derivatives	(2,985,356)	(7,095,912)
Gain on sale of oil and gas properties	(4,279,998)	—
Other	70,563	92,352
(Increase) decrease in operating assets:
Accounts receivable	(18,152,964)	(6,060,781)
Prepaid expenses and other assets	352,541	(182,034)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	7,149,501	534,255
Settlement of asset retirement obligations	(146,125)	(138,614)
Net cash provided by operating activities	92,647,818	37,333,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	5,212,000	—
Acquisition of oil and gas properties	(12,809,268)	(1,383,009)
Exploration and development of oil and gas properties	(183,357,438)	(91,906,848)
Natural gas plant capital expenditures	(12,009,040)	(18,063,482)
Proceeds from note receivable	—	986,906
Decrease in restricted cash	252,580	—
Additions to property and equipment—non oil and gas	(2,203,315)	(485,176)
Net cash used in investing activities	(204,914,481)	(110,851,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank revolving credit	115,700,000	145,900,000
Payment on bank revolving credit	—	(69,200,000)
Deferred financing costs	(677,428)	(3,029,254)
Net cash provided by financing activities	115,022,572	73,670,746
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,755,909	152,569
CASH AND CASH EQUIVALENTS:
Beginning of period	2,089,674	—
End of period	$4,845,583	$152,569
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,224,331	$1,876,866
Cash paid for income taxes	$185,765	—
Changes in working capital related to drilling expenditures, natural gas plant expenditures, and property acquisition	$36,857,282	$14,135,675
Contractual obligation for land acquisition	$45,081,183	$—

See accompanying notes to these consolidated financial statements.

Bonanza Creek Energy, Inc.

Notes to the Consolidated Financial Statements as of September 30, 2012 (unaudited)

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

The Company is engaged primarily in acquiring, developing, exploiting and producing oil and gas properties. As of September 30, 2012, the Company’s assets and operations are concentrated primarily in the Wattenberg field and North Park Basin in the Rocky Mountains and in southern Arkansas.

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

Principles of Consolidation—The consolidated balance sheet includes the accounts of the Company and its wholly owned subsidiaries, Bonanza Creek Energy Operating Company, LLC, Bonanza Creek Energy Resources, LLC, HEC, Bonanza Creek Energy Upstream LLC, and Bonanza Creek Energy Midstream, LLC.  All significant intercompany accounts and transactions have been eliminated.

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

3. ACQUISTIONS AND DIVESTITURES:

On July 31, 2012, the Company acquired leases to approximately 5,600 net acres in the Wattenberg field from the State of Colorado, State Board of Land Commissioners. The Company paid approximately $12 million at closing and will pay approximately $12 million on July 31st of each of the next four years. These future payments were discounted based on our effective borrowing rate to arrive at the purchase price of $57,000,000. These future payments are secured by a letter of credit and interest will be imputed on the future payments.

During June of 2012, the Company began marketing, with an intent to sell, all of its oil and gas properties in California. Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted and a measurement for impairment is performed to expense any excess of carrying value over fair value less costs to sell. The Company determined that its intent to sell these properties qualifies for discontinued operations and, on August 31, 2012, the Company sold a portion of the properties for approximately $5.1 million and recorded a gain on the sale of oil and gas properties in the amount of $4.3 million related to this transaction. The carrying amounts of the major classes of assets and liabilities related to the operation of the remaining properties that are held for sale as of September 30, 2012 and December 31, 2011 are presented below:

	As of September 30, 2012	As of December 31, 2011
PROPERTY AND EQUIPMENT:
Oil and gas properties, successful efforts method:
Proved properties	$7,799,582	$13,060,597
Unproved properties	32,013	32,013
Wells in progress	30,629	167,198
Total property and equipment	7,862,224	13,259,808
Less accumulated depletion and depreciation	(2,823,942)	(3,364,300)
Net property and equipment	$5,038,282	$9,895,508

ASSET RETIREMENT OBLIGATIONS	$769,700	$975,562

Total revenues and costs and expenses, and the income associated with the operation of the oil and gas properties held for sale for the three and nine month periods ended September 30, 2012 and 2011 are presented below.

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30
	2012	2011	2012	2011
NET REVENUES:
Oil and gas sales	$1,274,906	$1,458,198	$5,000,665	$4,927,493

OPERATING EXPENSES:
Lease operating	451,795	795,428	1,853,085	2,419,715
Severance and ad valorem taxes	8,809	(1,000)	124,298	81,449
Exploration	6,219	400	17,008	6,995
Depreciation, depletion and amortization	570,488	974,035	2,149,478	2,610,576
Impairment of proved properties	1,648,190	3,443,984	1,648,190	3,443,984
TOTAL COSTS AND EXPENSES	2,685,501	5,212,847	5,792,059	8,562,719

LOSS FROM OPERATIONS ASSOCIATED WITH OIL AND GAS PROPERTIES HELD FOR SALE	$(1,410,595)	$(3,754,649)	$(791,394)	$(3,635,226)

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses contain the following:

	2012	2011
Drilling and completion costs	$51,010,731	$14,153,449
Accounts payable trade	267,213	4,976,979
Ad valorem taxes	190,627	1,781,021
Accrued general and administrative cost	5,039,156	1,713,708
Accrued initial public offering expenses	—	1,258,791
Lease operating expense	2,510,000	2,128,470
Accrued reclamation cost	400,000	400,000
Accrued interest	634,162	17,965
Accrued oil and gas hedging	314,537	353,897
Production taxes and other	2,627,474	284,046
	$62,993,900	$27,068,326

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

The Revolver had a $245 million borrowing base as of September 30, 2012 and is subject to semi-annual re-determinations in April and October of each year. The letter of credit that was issued to the Colorado State Board of Land Commissioners reduced the borrowing base by approximately $48 million.  The Revolver provides for commitment fees ranging from 0.375% to 0.50%, depending on utilization, and restricts, among other items, the payment of dividends, certain additional indebtedness, sale of assets, loans, and certain investments and mergers. The Revolver also contains certain financial covenants, which require the maintenance of a minimum current ratio and a minimum debt coverage ratio, as defined. The Company was in compliance with these covenants as of September 30, 2012. The Revolver is collateralized by substantially all the Company’s assets and matures on September 15, 2016.

7. COMMITMENTS AND CONTINGENT LIABILITIES:

Office Leases—The Company rents office facilities under various noncancelable operating lease agreements. The Company’s noncancelable operating lease agreements result in total future minimum noncancelable lease payments are presented below. The Company also has principal payment requirements for its line of credit which is also presented below:

	Office Leases	Wattenberg Field Lease Acquisition	Line of Credit	Total
2012	$297,265	$—	—	$297,265
2013	1,098,709	11,999,987	—	13,098,696
2014	1,085,740	11,999,987	—	13,085,727
2015	1,111,256	11,999,987	—	13,111,243
2016 and thereafter	2,235,743	11,999,987	122,300,000	136,535,730
	$5,828,713	$47,999,948	$122,300,000	$176,128,661

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

Legal Proceedings—From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. Like other gas and oil producers and marketers, the Company’s operations are subject to extensive and rapidly changing federal and state environmental, health and safety and other laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. As of the date of this filing, there are no material pending or overtly threatened legal actions against the Company of which it is aware.

In June 2011, Frank H. Bennett, a co-manager of BCOC, BCEC’s predecessor, and former chairman of BCEC, made a demand against Michael R. Starzer, our President and Chief Executive Officer, focusing on Mr. Starzer’s handling of the operation, accounting and finances of BCOC and BCEC primarily during the 2005-2006 time period. Mr. Bennett’s demands do not allege any wrongdoing by or claims against Bonanza Creek Energy, Inc. This matter was sent to arbitration in July 2011.

In July 2011, the Company’s board of directors formed a Special Litigation Committee comprised of three non-executive directors to conduct an investigation of the allegations. The Special Litigation Committee retained outside independent advisors and conducted an in-depth investigation. The Special Litigation Committee concluded that neither it nor its legal or financial advisors had found any evidence to support any of Mr. Bennett’s allegations. The Company’s Board of Directors concluded that the allegations against Mr. Starzer are unsubstantiated and lack merit. However, there can be no assurance as to the ultimate outcome of the arbitration proceedings. An arbitration hearing commenced in July 2012 and it is not clear when a final decision will be rendered regarding the allegations or any potential recovery of legal fees. Mr. Starzer plans to continue to vigorously defend against Mr. Bennett’s claims. During the period from January 1, 2012 through September 30, 2012, the Company incurred approximately $2.5 million for the advancement of legal fees related to Mr. Bennett’s claims.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Commodity derivative assets	$—	$825,074	$2,439,922
Commodity derivative liabilities	$—	$6,159,571	$—

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

The following table reflects the activity for the commodity derivatives measured at fair value using Level 3 inputs during the period from January 1, 2012 through September 30, 2012:

	Derivative Asset	Derivative Liability
Beginning net asset (liability) balance	$881,822	$(1,115,595)
Net increase in fair value	(654,780)	4,978,506
Net realized (gain) on settlement	(231,511)	(233,412)
New derivatives	411,178	(1,596,286)
Transfers in (out) of Level 3	—	—
Ending net asset (liability) balance	$406,709	$2,033,213

As of September 30, 2012, the Company’s derivative commodity contracts:

Contract Term	Notional Volume	Average Floor	Average Ceiling	Average Fixed Price
October 1 - December 31, 2012	77,956 Bbl./Month	$90.00	$106.05	—
January 1 - December 31, 2013	44,218 Bbl./Month	$91.61	$106.46	—
October 1 - December 31, 2012	49,400 Bbl./Month	—	—	$88.78
January 1 - December 31, 2013	76,285 Bbl./Month	—	—	$88.08
October 1 - December 31, 2012	323,103 MMBTU/Month	—	—	$3.33
January 1 - October 31, 2013	15,481 MMBTU/Month	—	—	$6.40

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of September 30, 2012:

Derivatives	Balance Sheet Location	Fair Value
Asset
Commodity derivatives	Current derivative assets	$2,714,219
Commodity derivatives	Long-term derivative assets	550,777
Liability
Commodity derivatives	Current derivative liability	(5,339,006)
Commodity derivatives	Long-term derivative liability	(820,565)
Total		$(2,894,575)

Realized gains and losses on commodity derivatives and the unrealized gains or losses are recorded in other income (expense).

Asset Retirement Obligation—Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions.

Proved Oil and Gas Properties—Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. The Company uses Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates and price forecasts selected by the Company’s management. The calculation of the discount rate is a significant management estimate based on the best information available and estimated to be 10 percent for the nine months ended September 30, 2011. Management believes that the discount rate is representative of current market conditions and reflects the following factors: estimate of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on New York Mercantile Exchange (“NYMEX”) strip pricing, adjusted for basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates.

As a result of the impairment discussed in Note 11—Impairment of Proved Properties, the proved oil and gas properties measured at fair value within the accompanying balance sheets as of September 30, 2012 and 2011 were $4.6 million and $6.3 million, respectively.

9. STOCKHOLDERS’ EQUITY:

BCEI Management Incentive Plan—On December 23, 2010, the Company established the Management Incentive Plan (the “Plan” or “MIP”) for the benefit of certain employees, officers and other individuals performing services for the Company. 10,000 shares of Class B common stock were available under the Plan and these shares were converted into 437,787 shares of restricted common stock upon completion of our initial public offering. The conversion rate was determined based on a formula factoring in the rate of return to the common stockholders. The 437,787 shares of common stock that were granted to employees were valued at $17.00 per share on the grant date and vest over a three year period. Non-cash compensation expense of approximately $1,822,000 was recorded during the nine months ended September 30, 2012 and there was approximately $5,372,000 of unrecognized compensation costs related to the unvested restricted common stock granted under the Plan. That cost is expected to be recognized over a period of 2.25 years.

BCEC Management Incentive Plan—As of September 30, 2012, 73,197 shares of BCEI common stock remain held in trust and designated for holders of BCEC’s Class B units. When and if such shares are issued, they will be valued based on the market price of the Company’s common stock on the grant date.

BCEI Long Term Incentive Plan—On June 14, 2012, the Company granted 540,000 shares of restricted common stock under its 2011 Long Term Incentive Plan (the “LTIP”) to officers and certain key employees. For accounting purposes, these shares were valued at $15.38, the closing price of our common stock on the grant date. These shares will vest annually in one-third increments over approximately 2.7 years and will be fully vested in February of 2015. On August 15, 2012, the Company granted an additional 25,000 shares of restricted stock under the LTIP to a newly hired key employee. For accounting purposes, these shares were valued at $19.03, the closing price our common stock on the grant date. These shares will vest annually in one-third increments over 3 years and will be fully vested in August of 2015. On August 3, 2012, the Company granted an aggregate of 16,626 shares of common stock under the LTIP to the four independent members of our Board of Directors in 2011 for their 2011-2012 service.  For accounting purposes, these shares were valued at $18.04, the closing price our common stock on the grant date and vested upon grant and non-cash compensation expense of approximately $300,000 was recorded during the period from April 1, 2011 through June 30, 2012.  On August 3, 2012, the Company granted an aggregate of 16,908 shares of common stock under the LTIP to the four independent members of our Board of Directors in 2012 for their 2012-2013 service.  For accounting purposes, these shares were valued at $18.04, the closing price our common stock on the grant date and will vest immediately prior to the Company’s 2013 Annual Meeting. Non-cash compensation expense of approximately $73,000 was recorded during the quarter ended September 30, 2012.

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

11. IMPAIRMENT OF PROVED PROPERTIES:

The Company recorded $1.6 million of proved property impairments on the Company’s legacy California assets and $0.3 million of proved property impairment in one non-core field in Southern Arkansas for the nine months ended September 30, 2012.  The impairments of the Company’s legacy assets in California were related to anticipated sales proceeds that were lower than the net book value of the properties as of September 30, 2012 and the impairment of the non-core field in Southern Arkansas was related to a the well repair that did not restore the well to its previous production levels.

12.  SUBSEQUENT EVENTS:

On October 11, 2012, the Company sold Liberty Energy, LLC, which owned a 50% non-operated interest in the Sargent field in California, for approximately $3.2 million. During the quarter ended September 30, 2012, an impairment charge in the amount of $460,000 was recorded to write the field down to the sales price and no gain or loss was recorded on this transaction.

On October 30, 2012, the lenders under the Company’s senior secured revolving credit agreement redetermined the Company’s borrowing base resulting in an increase of the borrowing base to $325 million which excludes the value of the oil and gas properties held for sale.

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

Overview

Bonanza Creek Energy, Inc. (“BCEI” or, together with our consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of onshore oil and associated liquids-rich natural gas in the United States.  Our assets and operations are concentrated primarily in the Wattenberg Field and North Park Basins in Colorado (Rocky Mountain region) and southern Arkansas (Mid-Continent region).  In addition, we own and operate oil producing assets in the San Joaquin Basin (California region), which are currently classified as discontinued operations.  Our management team has extensive experience acquiring and operating oil and gas properties, which we believe will contribute to the development of our inventory of projects, including those targeting the oily Cotton Valley sands in our Mid-Continent region and the Niobrara oil shale formation in our Rocky Mountain region.  We operate approximately 99.5% and hold an average working interest of approximately 80.7% of our proved reserves, providing us with significant control over the rate of development of our asset base.

As demonstrated by our $165.5 million capital program in 2011 and our amended $298 million capital program in 2012, we are increasingly focused on exploiting our inventory of high-return projects. We also continue to seek acquisitions that will complement our existing core properties.

Our revenue, profitability and future growth rate depend on factors beyond our control, such as economic, political and regulatory developments.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  We attempt to protect our capital and operational plans by judiciously hedging our sales of oil and natural gas.

Third Quarter 2012 Highlights:

For the third quarter 2012,

•                  Total production was 865 MBoe (9,403 Boe/d average daily production), a 122% increase over the third quarter 2011 and 9% over the second quarter 2012;

•                  Total revenue was $58.3 million, a 125% increase over the third quarter 2011 and 13% over the second quarter 2012; and

•                  Net income was $3.4 million, or $0.09 per diluted share.

Results for Continuing Operations

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

Revenues

The following table summarizes our revenues and production data for the periods indicated.

	Three Months Ended September 30,
	2012	2011	Change	Percent Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$49,755	$19,085	$30,670	161%
Natural gas sales	4,668	3,598	1,070	30%
Natural gas liquids sales	3,757	3,150	607	19%
CO2 sales	148	82	66	80%
Product revenues	$58,328	$25,915	$32,413	125%

	Three Months Ended September 30,
	2012	2011	Change	Percent Change
Sales volumes:
Crude oil (MBbls)	567.0	227.3	339.7	149%
Natural gas (MMcf)	1,388.6	698.3	690.3	99%
Natural gas liquids (MBbls)	66.6	45.3	21.3	47%
Crude oil equivalent (MBoe)(1)	865.0	389.0	476.0	122%

(1) Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil. Excludes CO2 sales.

	Three Months Ended September 30,
	2012	2011	Change	Percent Change
Average Sales Prices (before hedging)(1):
Crude oil (per Bbl)	$87.75	$83.96	$3.79	5%
Natural gas (per Mcf)	3.36	5.15	(1.79)	(35)%
Natural gas liquids (per Bbl)	56.41	69.54	(13.13)	(19)%
Crude oil equivalent (per Boe)(2)	67.26	66.41	0.85	1%

	Three Months Ended September 30,
	2012	2011	Change	Percent Change
Average Sales Prices (after hedging)(1):
Crude oil (per Bbl)	$86.89	$80.98	$7.91	10%
Natural gas (per Mcf)	3.65	5.38	(1.73)	(32)%
Natural gas liquids (per Bbl)	56.41	69.54	(13.08)	(19)%
Crude oil equivalent (per Boe)(2)	67.15	65.07	2.08	3%

(1)  Although we do not designate our derivatives as cash flow hedges for financial statement purposes, the derivatives do economically hedge the price we receive for crude oil and natural gas.

(2)  Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil. Excludes CO2 sales.

Revenues increased by 125%, to $58.3 million for the three months ended September 30, 2012 compared to $25.9 million for the three months ended September 30, 2011. Oil, natural gas and natural gas liquids production increased 149%, 99% and 47%, respectively, during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. During the period from September 30, 2011 through September 30, 2012, we drilled and completed 108 gross (105.0 net) wells in the Rockies and 45 gross (40.0 net) wells in Southern Arkansas. The increased volumes are a direct result of the $165.5 million expended for drilling and completion during the year ended December 31, 2011, and the $235.5 million expended during the nine months ended September 30, 2012. Oil prices increased from an average of $83.96 in 2011 to a per barrel rate of $87.75 in the comparable three month period that ended September 30, 2012.  Increased oil volumes of 149% accounted for $28.5 million of the total $30.7 million increase in revenues for the Company for the three month period ended September 30, 2012 compared to the same period in 2011.  Natural gas volumes increased by 99% in 2012, but were offset by a sales price decline of 35% from $5.15 per Mcf to $3.36 per Mcf for these three month periods. Natural gas liquids volumes increased by 47% in 2012 with a 19% decrease in prices period over period. Our Wattenberg field natural gas is sold without processing and sells at a premium due to its very high BTU content. Our production of oil, natural gas and natural gas liquids for the three months ended September 30, 2012 was approximately 66%, 27% and 7%, respectively.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated.

	2012	2011	Change	Percent Change
	(In thousands, except percentages)
Expenses:
Lease operating	$8,444	$4,686	$3,758	80%
Severance and ad valorem taxes	3,022	1,343	1,679	125%
General and administrative	9,335	4,179	5,156	123%
Depreciation, depletion and amortization	17,716	6,330	11,386	180%
Impairment of oil and gas properties	269	623	(354)	(57)%
Exploration	6,359	19	6,340	33,368%
Operating expenses	$45,145	$17,180	$27,965	163%

	Three Months Ended September 30,
	2012	2011	Change	Percent Change
Selected Costs ($ per Boe):
Lease operating	$9.76	$12.05	$(2.29)	(19)%
Severance and ad valorem taxes	3.49	3.45	0.04	1%
General and administrative	10.79	10.74	0.05	0%
Depreciation, depletion and amortization	20.48	16.27	4.21	26%
Impairment of oil and gas properties	0.31	1.60	(1.29)	(80)%
Exploration	7.35	0.05	7.30	14,600%
Operating expenses	$52.18	$44.16	$8.02	18%

Lease Operating Expense.  Our lease operating expenses increased $3.8 million, or 80%, to $8.4 million for the three months ended September 30, 2012 from $4.7 million for the three months ended September 30, 2011 and decreased on an equivalent basis from $12.05 per Boe to $9.76 per Boe. The increase in lease operating expense was related to increased production volumes attributable to our drilling program and the operation of an additional gas plant that was constructed during 2011 that came on line during September of 2011. Gas plant operating expense, which is a component of lease operating expense, increased $0.9 million, or 53%, to $2.5 million for the three month period ended September 30, 2012 from $1.6 million for the three month period ended September 30, 2011.  The increase in gas plant operating expense was primarily related to the replacement of a heat exchanger which cost approximately $0.7 million to procure and install. During the three months ended September 30, 2012, well servicing, rental equipment and other expenses were $1.5 million, $0.5 million and $0.7 million higher, respectively, than the three months ended September 30, 2011. The decrease in lease operating expense on an equivalent basis was primarily related to the lower per unit operating costs of the wells drilled during the period from September 30, 2011 through September 30, 2012.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $1.7 million, or 125%, to $3.0 million for the three months ended September 30, 2012 from $1.3 million for the three months ended September 30, 2011. The increase was primarily related to a 122% increase in production volumes which was further increased by a slight increase in realized prices per Boe during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in severance and ad valorem taxes for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was related to oil severance taxes and ad valorem taxes that were $1.2 million and $0.3 million, respectively, higher than the comparable period in the previous year.

Exploration costs.  Our exploration expense increased $6.3 million to $6.4 million in the three months ended September 30, 2012 from $19 thousand in the three months ended September 30, 2011. During the three months ended September 30, 2012, a seismic acquisition project in the North Park Basin of Colorado was completed which resulted in charges of approximately $0.3 million, delay rentals were $0.2 million, and two exploratory locations in the North Park basin were also charged to exploration expense. This resulted in a $5.8 million charge to our statement of operations during the three months ended September 30, 2012.

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense increased $11.4 million, or 180%, to $17.7 million for the three months ended September 30, 2012 from $6.3 million for the three months ended September 30, 2011. Our depreciation, depletion and amortization expense per Boe produced increased $4.21, or 26% to $20.48 for the three months ended September 30, 2012 as compared to $16.27 for the three months ended September 30, 2011. This increase was primarily the result of a 122% increase in production period over period and the inclusion of additional horizontal Niobrara wells in the depletion base.  During the three months ended September 30, 2011 two horizontal Niobrara wells were included in the depletion base as compared to 25 horizontal Niobrara wells that were included in the depletion base during the three months ended September 30, 2012.

Impairment of oil and gas properties.  The Company recorded $0.3 million of proved property impairment in one non-core field in Southern Arkansas for the three months ended September 30, 2012. The Company recorded $0.6 million of proved property impairment in one non-core field in Southern Arkansas for the three months ended September 30, 2011.

General and administrative. Our general and administrative expense increased $5.2 million, or 123%, to $9.3 million for the three months ended September 30, 2012 from $4.2 million for the period ended September 30, 2011. During the three months ended September 30, 2012, wages, benefits and employee placement fees were $2.5 million higher than the three month period ended September 30, 2011 due to our increasing headcount as the result of our accelerated drilling program and the addition of accounting, legal and IT positions that were previously outsourced. During the three months ended September 30, 2012, legal fees were $1.0 million higher and non-cash stock compensation charges for officers and certain employees were $1.4 million higher than the three month period ended September 30, 2011. The majority of the increased general and administrative expense is due to hiring a large number of personnel to support our growth and the regulatory compliance obligations of a newly public company.

Interest expense.  Our interest expense for the three months ended September 30, 2012 was $1.1 million which was commensurate with the three months ended September 30, 2011. Average debt outstanding for the three months ended September 30, 2012 was $121.1 million as compared to $108.1 million for the three months ended September 30, 2011.

Realized loss on settled commodity derivatives.  Realized losses on oil and gas hedging activities decreased by $0.4 million from a loss of $0.5 million for the three months ended September 30, 2011 to a loss of $0.1 million for the three months ended September 30, 2012. The change from a realized loss to a realized gain period over period was primarily related to commodity prices that were 1% higher during the three month period ended September 30, 2012.

Income tax expense.  Our estimate for federal and state income taxes for the three months ended September 30, 2012 was $1.2 million from continuing operations, as compared to $8.5 million for the three months ended September 30, 2011. We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation. Our estimate of deferred income taxes for the three month period ended September 30, 2012 was $0.6 million and all income taxes for the three month period ended September 30, 2011 were deferred. Our effective tax rates differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes.

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

Revenues

The following table summarizes our revenues and production data for the periods indicated.

	Nine Months Ended September 30,
	2012	2011	Change	Percent Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$133,880	$52,253	$81,627	156%
Natural gas sales	12,238	9,279	2,959	32%
Natural gas liquids sales	11,315	8,828	2,487	28%
CO2 sales	180	249	(68)	(27)%
Product revenues	$157,613	$70,609	$87,005	123%

	Nine Months Ended September 30,
	2012	2011	Change	Percent Change
Sales volumes:
Crude oil (MBbls)	1,462.6	584.7	877.9	150%
Natural gas (MMcf)	3,740.7	1,821.4	1,919.3	105%
Natural gas liquids (MBbls)	202.4	128.8	73.6	57%
Crude oil equivalent (MBoe)(1)	2,288.5	1,017.1	1,271.4	125%

(1) Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.  Excludes CO2 sales.

	Nine Months Ended September 30,
	2012	2011	Change	Percent Change
Average Sales Prices (before hedging)(1):
Crude oil (per Bbl)	$91.53	$89.37	$2.16	2%
Natural gas (per Mcf)	3.27	5.09	(1.82)	(36)%
Natural gas liquids (per Bbl)	55.90	68.54	(12.64)	(18)%
Crude oil equivalent (per Boe)(2)	68.79	69.18	(0.39)	(1)%

	Nine Months Ended September 30,
	2012	2011	Change	Percent Change
Average Sales Prices (after hedging)(1):
Crude oil (per Bbl)	$90.16	$84.53	$5.63	7%
Natural gas (per Mcf)	3.49	5.36	(1.87)	(35)%
Natural gas liquids (per Bbl)	55.90	68.54	(12.64)	(18)%
Crude oil equivalent (per Boe)(2)	68.28	66.87	1.41	2%

(1)  Although we do not designate our derivatives as cash flow hedges for financial statement purposes, the derivatives do economically hedge the price we receive for crude oil and natural gas.

(2)  Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.  Excludes CO2 sales.

Revenues increased by 123%, to $157.6 million for the nine months ended September 30, 2012 compared to $70.6 million for the nine months ended September 30, 2011.  Oil, natural gas and natural gas liquids production increased 156%, 32%, and 28%, respectively, during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.  During the period from September 30, 2011 through September 30, 2012, we drilled and completed 108 gross (105.0 net) wells in the Rocky Mountain region and 45 gross (40.0 net) wells in the Mid-Continent region.  The increased volumes are a direct result of the $165.5 million expended for drilling and completion during the year ended December 31, 2011, and the $235.5 million expended during the nine months ended September 30, 2012.  Oil prices increased from an average of $89.37 in 2011 to a per barrel rate of $91.53 in the comparable nine month period that ended September 30, 2012.  The combination of increased oil volumes and prices accounted for $81.6 million of the total $87.0 million increase in revenues for the Company for the nine month period ended September 30, 2012 compared to the same period in 2011.  Natural gas volumes increased by 32% in 2012, but were offset by a sales price decline of 36% from $5.09 per Mcf to $3.27 per Mcf for these nine month periods.  Natural gas liquid volumes increased by 28% in 2012, but were offset by a sales prices decline of 18% from $68.54 per Bbl to $55.90 per Bbl for these nine month periods.  Our Wattenberg field natural gas is sold without processing and sells at a premium due to its very high BTU content.  Our production of oil, natural gas and natural gas liquids for the nine months ended September 30, 2012 was approximately 64%, 27% and 9%, respectively.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated.

	2012	2011	Change	Percent Change
	(In thousands, except percentages)
Expenses:
Lease operating	$22,506	$12,041	$10,465	87%
Severance and ad valorem taxes	9,387	3,779	5,608	148%
General and administrative	22,410	9,116	13,294	146%
Depreciation, depletion and amortization	41,751	18,472	23,279	126%
Impairment of oil and gas properties	269	623	(354)	(57)%
Exploration	9,564	566	8,998	1,590%
Operating expenses	$105,887	$44,597	$61,290	137%

	Nine Months Ended September 30,
	2012	2011	Change	Percent Change
Selected Costs ($ per Boe):
Lease operating	$9.83	$11.84	$(2.01)	(17)%
Severance and ad valorem taxes	4.10	3.72	0.38	10%
General and administrative	9.79	8.96	0.83	9%
Depreciation, depletion and amortization	18.24	18.16	0.08	0%
Impairment of oil and gas properties	0.12	0.61	(0.49)	(80)%
Exploration	4.18	0.56	3.62	646%
Operating expenses	$46.26	$43.85	$2.41	7%

Lease Operating Expense.  Our lease operating expenses increased $10.5 million, or 87%, to $22.5 million for the nine months ended September 30, 2012 from $12.0 million for the nine months ended September 30, 2011 and decreased on an equivalent basis from $11.84 per Boe to $9.83 per Boe.  The increase in lease operating expense was related to increased production volumes attributable to our drilling program and the operation of an additional gas plant that was constructed during 2011 that came on line during September of 2011.  Gas plant operating expense, which is a component of lease operating expense, increased $2.3 million, or 54%, to $6.5 million for the nine month period ended September 30, 2012 from $4.2 million for the nine month period ended September 30, 2011.  A portion of the increase in gas plant operating expense was related to the replacement of a heat exchanger which cost approximately $0.7 million to procure and install.  Other increases in gas plant operating expenses period over period were for compression and rental equipment and utilities and electrical which were $1.1 million and $0.4 million, respectively.  During the nine months ended September 30, 2012, well servicing, rental equipment, pumping and gauging and other expenses were $4.4 million, $0.5 million, $0.2 million and $0.8 million higher, respectively, than the nine months ended September 30, 2011.  The decrease in lease operating expense on an equivalent basis was primarily related to accretive drilling and the lower per unit operating costs of the wells drilled during the period from September 30, 2011 through September 30, 2012.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $5.6 million, or 148%, to $9.4 million for the nine months ended September 30, 2012 from $3.8 million for the nine months ended September 30, 2011.  The increase was primarily related to a 125% increase in production volumes and higher ad valorem tax assessments.  The increase in severance and ad valorem taxes on a Boe basis for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was related to oil severance taxes and ad valorem taxes that were $3.0 million and $2.4 million, respectively, higher than the comparable period in the previous year.

General and administrative. Our general and administrative expense increased $13.3 million, or 146%, to $22.4 million for the nine months ended September 30, 2012 from $9.1 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, wages, benefits and employee placement fees were $7.3 million higher than the nine month period ended September 30, 2011 due to our headcount increasing as the result of our accelerated drilling program and the addition of accounting, legal and IT positions that were previously outsourced. During the nine months ended September 30, 2012, accounting fees were $0.4 million higher due to a one-time payment that was made to our outsource accounting provider to terminate our agreement with them. Also during the nine months ended September 30, 2012, legal fees were $2.0 million higher, franchise taxes were $0.3 million higher and non-cash stock compensation charges for officers and certain employees were $2.9 million higher than the nine month period ended September 30, 2011. The majority of the increased general and administrative expense is due to hiring a large number of personnel to support our growth, advancement of legal fees in the Bennett arbitration matter and the regulatory compliance obligations of a newly public company.

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense increased $23.3 million, or 126%, to $41.8 million for the nine months ended September 30, 2012 from $18.5 million for the nine months ended September 30, 2011.  Our depreciation, depletion and amortization expense per Boe produced increased $0.08, to $18.24 for the nine months ended September 30, 2012 as compared to $18.16 for the nine months ended September 30, 2011.  This increase was primarily the result of a 125% increase in production period over period.

Impairment of oil and gas properties.  The Company recorded $0.3 million of proved property impairment in one non-core field in the Mid-Continent region for the nine months ended September 30, 2012.  The Company recorded $0.6 million of proved property impairment in one non-core field in the Mid-Continent region for the nine months ended September 30, 2011.

Exploration costs.  Our exploration expense increased $9.0 million, or 1,590%, to $9.6 million in the nine months ended September 30, 2012 from $0.6 million in the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, the following items were charged to exploration expense: a seismic acquisition project in the amount of $1.9 million that was conducted in the North Park Basin of Colorado, three exploratory locations in the North Park basin in the amount of $7.4 million that were written off and the payment of delay rentals in the amount of $0.3 million.  During the nine months ended September 30, 2011, we acquired 7,700 acres of 3-D seismic data on the eastern edge of the Wattenberg field in Weld County, Colorado to help evaluate our Niobrara oil shale acreage.

Interest expense.  Our interest expense decreased $0.4 million, or 12%, to $2.3 million for the nine months ended September 30, 2012 from $2.7 million for the nine months ended September 30, 2011.  The decrease resulted from a decrease in the average debt outstanding for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Average debt outstanding for the nine months ended September 30, 2012 was $60.5 million as compared to $81.6 million for the nine months ended September 30, 2011.

Realized loss on settled commodity derivatives.  Realized losses on oil and gas hedging activities decreased by $1.2 million from a loss of $2.4 million for the nine months ended September 30, 2011 to a loss of $1.2 million for the nine months ended September 30, 2012.  The decrease in the realized loss period over period was primarily related to hedging gains in the amount of $0.9 million during the months of June and July as the NYMEX sweet crude oil price averaged $82.41 and $87.93 per barrel, respectively, during the months of June and July of 2012 as compared to our oil hedges which had an average floor of $88.61 per barrel during these months.

Income tax expense.  Our estimate for federal and state income taxes for the nine months ended September 30, 2012 was $19.8 million from continuing operations as compared to $13.2 million for the nine months ended September 30, 2011.  We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation.  Our estimate of current and deferred income taxes for the nine month period ended September 30, 2012 were $0.6 million and $20.5 million, respectively, and all income taxes for the period ended September 30, 2011 were deferred.  Our effective tax rates differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes.

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

The operating results before income taxes for our California properties for the three month period ended September 30, 2012 were net revenues, gain on the sale of the Kern River property, operating expenses and gain from discontinued operations of $1.3 million, $4.3 million, $2.7 million and $2.9 million, respectively, as compared to net revenues, operating expenses and loss from discontinued operations of $1.5 million, $5.2 million and ($3.7) million for the three month period ended September 30, 2011.  Operating expenses for the three months ended September 30, 2012 include impairments that were recorded to the Sargent and Greeley properties in the amount of $1.6 million to reduce the net book value of these properties to the expected sales proceeds.  Operating expenses for the three months ended September 30, 2011 include impairments that were recorded to the legacy California properties in the amount of $3.4 million.  Sales volumes for the three month periods ended September 30, 2012 and 2011 were 13.1 MBbls and 15.2 MBbls, respectively.

The operating results before income taxes for our California properties for the nine month period ended September 30, 2012 were net revenues, gain on the sale of the Kern River property, operating expenses and gain from discontinued operations of $5.0 million, $4.3 million, $5.8 million and $3.5 million, respectively, as compared to net revenues, operating expenses and loss from discontinued operations of $4.9 million, $8.6 million and ($3.7) million for the nine month period ended September 30, 2011.  Operating expenses for the nine months ended September 30, 2012 include impairments that were recorded to the Sargent and Greeley properties in the amount of $1.6 million to reduce the net book value of these properties to the expected sales proceeds.  Operating expenses for the nine months ended September 30, 2011 include impairments that were recorded to the legacy California properties in the amount of $3.4 million.  Sales volumes for the nine month periods ended September 30, 2012 and 2011 were 49.7 MBbls and 49.9 MBbls, respectively.

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

On April 6, 2012, the administrative agent under our credit facility was changed to KeyBank, National Association.  On May 8, 2012, we entered into an amendment with the lenders under our credit facility to, among other things, (i) increase our credit facility to $600 million and borrowing base to $245 million, and (ii) make changes in the covenant applicable to hedging to allow greater flexibility for management to implement comprehensive hedging plans to adequately protect the Company’s operations and capital budgets.  As of September 30, 2012, we had $122.3 million outstanding and $122.7 million of borrowing capacity available under our credit facility.

On July 31, 2012, the Company acquired leases in the Wattenberg field from the State of Colorado, State Board of Land Commissioners.  The company paid approximately $12 million at closing and will pay approximately $12 million on July 31st of each of the next four years.  These future payments are secured by a letter of credit which reduced our availability under the borrowing base.

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

The following table summarizes our cash flows and other financial measures for the periods indicated.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$92,648	$37,333
Net cash provided by (used in) investing activities	(204,914)	(110,852)
Net cash provided by financing activities	115,023	73,671
Cash and cash equivalents	4,846	153
Acquisitions of oil and gas properties	12,809	1,383
Exploration and development of oil and gas properties and investment in gas processing facility	195,366	57,407

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

Net cash provided by operating activities was $92.6 million for the nine months ended September 30, 2012, compared to $37.3 million provided by operating activities for the nine months ended September 30, 2011.  The increase in operating activities results primarily from an increase in revenues from increased production adjusted by cash utilized in connection with changes in working capital when comparing periods.  Cash utilized by changes in working capital for the nine months ended September 30, 2012 was $11.2 million compared to $5.8 million that was utilized by changes in working capital for the comparable period during 2011.  Decreases in working capital of $11.2 million for the nine months ended September 30, 2012 is comprised of increases in accounts receivable of $18.2 million offset by an increase in accounts payable and accrued liabilities (exclusive of capital accruals) of $6.8 million.  Decreases in working capital of $5.8 million for the nine month period ended September 30, 2011 is comprised of increases in accounts receivable of $6.1 million offset by an increase in accounts payable and accrued liabilities (exclusive of capital accruals) of $0.5 million.

Cash flows used in investing activities

Expenditures for development of oil and natural gas properties and natural gas plants are the primary use of our capital resources.  Net cash used in investing activities for the nine months ended September 30, 2012 was $204.9 million, compared to $110.9 million used in investing activities for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, cash used for the acquisition of oil and gas properties was $12.8 million, cash used for the development of oil and natural gas properties was $195.4 million including $12.0 million for a natural gas plant, offset by the sales proceeds from the Kern River property in the amount of $5.2 million which sold on August 31, 2012.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $115.0 million related to net borrowings on our line of credit in the amount of $115.7 million offset by deferred financing costs of $0.7 million.  Net cash provided by financing activities for the nine months ended September 30, 2011 was $73.7 million related to net borrowings on our line of credit in the amount of $76.7 million offset by deferred financing costs of $3.0 million.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine month periods ended September 30, 2012 and 2011.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

Off-balance sheet arrangements

Currently, we do not have any off-balance sheet arrangements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Oil and Natural Gas Prices.  Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for oil, the global supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  If oil prices decline by $10.00 per Bbl, then our PV-10 (i.e the estimated future gross revenue to be generated from the production of proved reserves discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC) as of December 31, 2011 would have been lower by approximately $129.4 million.

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

The following table provides a summary of derivative contracts as of September 30, 2012.

Settlement Period	Derivative Instrument	Total Notional Amount (Bbl/Mmbtu)	Average Floor Price	Average Ceiling Price	Fair Market Value of Asset (Liability)
					(In thousands)
Oil
2012	Collar	233,868	$90.00	$106.05	$370,200
	Swap	148,200	88.78	88.78	(583,345)
2013	Collar	530,616	91.61	106.46	1,430,459
	Swap	915,417	88.08	88.08	(4,525,880)
Gas
2012	Swap	969,308	3.33	3.33	11,175
2013	Swap	154,806	6.40	6.40	402,816
					$(2,894,575)

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2011, our board of directors formed a Special Litigation Committee comprised of three non-executive directors to conduct an investigation of the allegations. The Special Litigation Committee retained outside independent advisors and conducted an in-depth investigation. The Special Litigation Committee concluded that neither it nor its legal or financial advisors had found any evidence to support any of Mr. Bennett’s allegations. Our board of directors concluded that the allegations against Mr. Starzer are unsubstantiated and lack merit. However, there can be no assurance as to the ultimate outcome of the arbitration proceedings. An arbitration hearing commenced in July 2012 and it is not clear when a final decision will be rendered regarding the allegations or any potential recovery of legal fees. Mr. Starzer plans to continue to vigorously defend against Mr. Bennett’s claims. During the period from January 1, 2012 through September 30, 2012, the Company incurred approximately $2.5 million for the advancement of legal fees related to Mr. Bennett’s claims.

Item 1A. Risk Factors.

Our business faces many risks.  Any of the risk factors discussed in this Report, Item 1A of our 2011 Annual Report or our other SEC filings could have a material impact on our business, financial position or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation.  During the three months ended September 30, 2012, there has been no material change to such risk factors.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description of Exhibit

10.1

Amendment No. 4, dated as of July 31, to the Credit Agreement among Bonanza Creek Energy, Inc., Key Bank National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 filed on August 13, 2012)

10.2

Amendment No. 5 & Agreement, dated as of October 30, 2012, to the Credit Agreement among Bonanza Creek Energy, Inc., KeyBank National Association, as Administrative Agent, and the lenders party thereto

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from the Bonanza Creek Energy, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	November 8, 2012	By:	/s/ Michael R. Starzer
Michael R. Starzer
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Wade E. Jaques
Wade E. Jaques
Chief Accounting Officer, Controller and Treasurer
(principal financial officer)