Form 10-Q
period 2014-06-30
Bonanza Creek Energy, Inc.
filed 2014-08-08
CIK 1509589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2014, the registrant had 41,263,812 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,555	$180,582
Accounts receivable:
Oil and gas sales	80,644	57,485
Joint interest and other	22,141	12,915
Prepaid expenses and other	4,213	1,638
Inventory of oilfield equipment	8,613	10,696
Derivative asset	153	858
Total current assets	152,319	264,174
Property and equipment (successful efforts method), at cost:
Proved properties	1,576,118	1,257,288
Less: accumulated depreciation, depletion and amortization	(316,943)	(224,848)
Total proved properties, net	1,259,175	1,032,440
Unproved properties	14,654	45,081
Wells in progress	117,364	110,848
Natural gas plant, net of accumulated depreciation of $7,180 in 2014 and $5,903 in 2013	69,108	71,474
Other property and equipment, net of accumulated depreciation of $4,270 in 2014 and $2,822 in 2013	9,947	7,406
Oil and gas properties held for sale, net of accumulated depreciation, depletion, and amortization of $- in 2014 and $1,463 in 2013 (note 4)	—	360
Total property and equipment, net	1,470,248	1,267,609
Long-term derivative asset	—	293
Other noncurrent assets	24,548	13,859
Total assets	$1,647,115	$1,545,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 5)	$160,503	$121,665
Oil and gas revenue distribution payable	38,289	36,241
Contractual obligation for land acquisition	12,000	12,000
Derivative liability	25,745	5,320
Total current liabilities	236,537	175,226
Long-term liabilities:
Revolving credit facility	—	—
Senior Notes, net of unamortized premium of $8,233 in 2014 and $8,847 in 2013	508,233	508,847
Contractual obligation for land acquisition	22,414	22,033
Ad valorem taxes	19,058	18,867
Derivative liability	7,724	1,203
Deferred income taxes, net	161,776	152,681
Asset retirement obligations	11,273	11,050
Total liabilities	967,015	889,907
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 225,000,000 shares authorized, 40,400,581 and 40,285,919 issued and outstanding in 2014 and 2013, respectively	40	40
Additional paid-in capital	537,135	527,752
Retained earnings	142,925	128,236
Total stockholders’ equity	680,100	656,028
Total liabilities and stockholders’ equity	$1,647,115	$1,545,935

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Operating net revenues:
Oil and gas sales	$151,682	$84,517	$279,077	$162,825
Operating expenses:
Lease operating	18,018	12,898	35,099	24,029
Severance and ad valorem taxes	16,263	5,352	27,013	10,165
Exploration	96	862	1,179	1,424
Depreciation, depletion and amortization	54,117	29,517	95,248	52,880
General and administrative (including $7,353 $2,685, $14,150, and $7,063, respectively, of stock-based compensation)	24,547	13,283	48,261	26,449
Total operating expenses	113,041	61,912	206,800	114,947
Income from operations	38,641	22,605	72,277	47,878
Other income (expense):
Derivative gain (loss)	(27,307)	7,562	(36,085)	2,447
Interest expense	(9,434)	(5,870)	(18,769)	(7,833)
Other income (loss)	167	(86)	216	50
Total other income (expense)	(36,574)	1,606	(54,638)	(5,336)
Income from continuing operations before taxes	2,067	24,211	17,639	42,542
Income tax expense	(796)	(9,328)	(6,791)	(16,386)
Income from continuing operations	$1,271	$14,883	$10,848	$26,156
Discontinued operations (note 4):
Loss from operations associated with oil and gas properties held for sale	—	(274)	(85)	(301)
Gain (loss) on sale of oil and gas properties	(184)	—	6,330	—
Income tax (expense) benefit	71	106	(2,404)	116
Gain (loss) from discontinued operations	(113)	(168)	3,841	(185)
Net income	$1,158	$14,715	$14,689	$25,971
Comprehensive income	$1,158	$14,715	$14,689	$25,971
Basic and diluted income per share:
Income from continuing operations	$0.03	$0.37	$0.27	$0.65
Income (loss) from discontinued operations	$—	$(0.01)	$0.09	$—
Net income per common share	$0.03	$0.36	$0.36	$0.65
Basic weighted-average common shares outstanding	39,758	39,336	39,656	39,295
Diluted weighted-average common shares outstanding	39,857	39,350	39,780	39,327

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$14,689	$25,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	95,316	53,085
Deferred income taxes	9,095	16,270
Stock-based compensation	14,150	7,063
Amortization of deferred financing costs	1,156	665
Amortization of premium on Senior Notes	(614)	—
Accretion of contractual obligation for land acquisition	381	381
Derivative (gain) loss	36,085	(2,447)
Gain on sale of oil and gas properties	(6,330)	—
Other	(14)	—
Changes in current assets and liabilities:
Accounts receivable	(32,385)	(9,343)
Prepaid expenses and other assets	(2,575)	633
Accounts payable and accrued liabilities	29,114	(1,377)
Settlement of asset retirement obligations	(99)	(73)
Net cash provided by operating activities	157,969	90,828
Cash flows from investing activities:
Acquisition of oil and gas properties	(3,091)	(8,352)
Proceeds from sale of oil and gas properties	6,000	—
Exploration and development of oil and gas properties	(275,890)	(162,689)
Natural gas plant capital expenditures	(271)	(3,987)
Derivative cash settlements	(8,142)	(2,993)
(Increase) decrease in restricted cash	(11,280)	79
Additions to property and equipment - non oil and gas	(3,989)	(2,626)
Net cash used in investing activities	(296,663)	(180,568)
Cash flows from financing activities:
Proceeds from credit facility	—	33,500
Payments to credit facility	—	(191,500)
Proceeds from sale of Senior Notes	—	300,000
Offering costs related to sale of senior subordinated notes	(277)	(7,270)
Payment of employee tax withholdings in exchange for return of common stock	(4,766)	(3,127)
Deferred financing costs	(290)	(46)
Net cash (used in) provided by financing activities	(5,333)	131,557
Net change in cash and cash equivalents	(144,027)	41,817
Cash and cash equivalents:
Beginning of period	180,582	4,268
End of period	$36,555	$46,085
Supplemental cash flow disclosure:
Cash paid for interest	$17,857	$2,321
Cash paid for income taxes	$100	$100
Changes in working capital related to drilling expenditures, natural gas plant expenditures, and property acquisition	$10,920	$7,401

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The quarterly financial statements included herein do not necessarily include all of the disclosures as may be required under generally accepted accounting principles for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in BCEI’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), except as disclosed herein. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the quarterly periods are not necessarily indicative of the results to be expected for the full fiscal year. The Company evaluated events subsequent to the balance sheet date of June 30, 2014, through the filing date of this report. Certain prior period amounts are reclassified to conform to the current period presentation, when necessary.

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

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Update No. 2014-08 — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2014 and is to be applied prospectively. The Company is currently evaluating the provisions of this guidance and assessing its impact, but does not currently believe it will have a material effect on the Company’s financial statements or disclosures.

In May 2014, the FASB issued Update No. 2014-09 — Revenue From Contracts With Customers. The update prescribes two acceptable methods and is effective for the annual period beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. The guidance relates to the recognition of share-based compensation when an award provides that a performance target can be achieved after the requisite service period. This authoritative accounting guidance may be applied either prospectively or retrospectively and is effective for annual periods and interim periods beginning after December 15, 2015. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

NOTE 3 - ACQUISITIONS

Subsequent to June 30, 2014, the Company acquired approximately 86,000 gross (34,000 net) acres of oil and gas properties, leasehold mineral interests and related assets located in the Wattenberg Field (“Wattenberg Field Acquisition”) from a private operator. The Company paid $174.2 million in cash and issued 853,492 shares of the Company’s common stock valued at $57.47 per share, the market price at the time of closing, for the acquired assets. Proved developed reserve estimates on the acquired properties at the time of closing will not be material. The Wattenberg Field Acquisition had an effective date of June 1, 2014 and closed on July 8, 2014. The Company made an $11,280,000 escrow deposit on May 21, 2014, which is reflected under noncurrent assets within the accompanying condensed consolidated balance sheets (“accompanying balance sheets”) and within the investing section in the accompanying condensed consolidated statements of cash flows (“accompanying statements of cash flows”) for the six month period ended June 30, 2014. The amounts held in escrow were paid to the seller at closing.

In connection with the Wattenberg Field Acquisition, the Company entered into a Registration Rights Agreement with respect to the shares of common stock issued at closing. Pursuant to the Registration Rights Agreement, and subject to certain terms and conditions, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) registering the resale from time to time of the shares of common stock issued to the seller at closing.

On July 31, 2012, the Company acquired leases to approximately 5,600 net acres in the Wattenberg Field from the State of Colorado, State Board of Land Commissioners. The Company paid approximately $12 million at closing, $12 million in July 2013 and $12 million in July 2014. The Company will pay approximately $12 million in July 2015 and July 2016. The future payments were discounted based on our effective borrowing rate to arrive at a purchase price of $57 million. Future payments include imputed interest and are secured by a letter of credit. The letter of credit as of June 30, 2014 and on the filing date of this report was $36 million and $24 million, respectively.

NOTE 4 - DISCONTINUED OPERATIONS

During June of 2012, the Company began marketing, with intent to sell, all of its oil and gas properties in California classifying them as assets held for sale. Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year. The Company determined that its intent to sell all of its assets in a region qualified as discontinued operations. The Company sold its remaining property during the first quarter of 2014 for approximately $6.0 million and recorded a gain on the sale of oil and gas properties in the amount of $6.3 million. The carrying amounts of the remaining properties included within assets held for sale classified as discontinued operations are presented below.

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Oil and gas properties, successful efforts method:
Proved properties	$—	$1,721
Unproved properties	—	1
Wells in progress	—	101
Total property and equipment	—	1,823
Less accumulated depreciation, depletion and amortization	—	(1,463)
Property and equipment, net	$—	$360

The total revenues, expenses, and income associated with the operation of the oil and gas properties held for sale are presented below.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in thousands)
Net revenues:
Oil and gas sales	$—	$437	$361	$875

Operating expenses:
Lease operating	—	602	366	905
Severance and ad valorem taxes	—	1	12	1
Exploration	—	8	—	65
Depreciation, depletion and amortization	—	100	68	205
Total operating expenses	—	711	446	1,176

Loss from operations associated with oil and gas properties held for sale	$—	$(274)	$(85)	$(301)

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses contain the following:

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Drilling and completion costs	$91,891	$80,971
Accounts payable trade	27,127	3,288
Accrued general and administrative cost	11,150	12,720
Lease operating expenses	3,833	5,440
Accrued reclamation cost	162	168
Accrued interest	7,054	7,065
Accrued oil and gas derivatives	2,665	446
Production and ad valorem taxes and other	16,621	11,567
Total accounts payable and accrued expenses	$160,503	$121,665

NOTE 6 — LONG-TERM DEBT

The Company’s senior secured revolving Credit Agreement (the “Revolver” or “credit facility”), dated March 29, 2011, as amended, was further amended on May 14, 2014 to increase the credit facility amount from $600 million to $1 billion, to increase the borrowing base from $450 million to $525 million, and to reduce the effective interest rate on future borrowings under the credit facility by 0.25%. The Company elected to limit bank commitments to $400 million while reserving the option to access, at the Company’s request, the full borrowing base prior to the next semi-annual redetermination on November 15, 2014. The Revolver is collateralized by substantially all the Company’s assets and matures on September 15, 2018. As of June 30, 2014 and December 31, 2013, the Company had no outstanding balance under the Revolver with an available borrowing capacity of $489 million and $414 million, respectively, after the reduction of the outstanding letter of credit of $36 million.

The Revolver restricts, among other items, the payment of dividends, certain additional indebtedness, sale of assets, loans and certain investments and mergers. The Revolver also contains certain financial covenants, which require the maintenance of minimum current and debt coverage ratios. The Company was in compliance with all financial and non-financial covenants as of June 30, 2014 and through the filing date of this report.

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

Commitments

There have been no material changes from the commitments disclosed in the 2013 Form 10-K.

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

During the six months ended June 30, 2014, the Company granted 219,079 shares of restricted stock under the Company’s Long Term Incentive Program (“LTIP”) to certain employees. The fair value of the issuance was $10.5 million. Total expense recorded for restricted stock for the three month periods ended June 30, 2014 and 2013, was $6.7 million and $2.5 million, respectively, and $13.2 million and $6.8 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, unrecognized compensation cost was $19.3 million and will be amortized through 2017.

During the six months ended June 30, 2014, the Company issued 9,416 shares of restricted common stock under the LTIP to its non-employee directors. Total expense recorded for non-employee directors for the three month periods ended June 30, 2014 and

2013, was $297,000 and $80,000, respectively and $377,000 and $160,000 for the six months ended June 30, 2014 and 2013, respectively. These awards vest approximately one year after issuance.

A summary of the status and activity of non-vested restricted stock for the six months ended June 30, 2014 is presented below:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	836,002	$25.11
Granted	228,495	$48.44
Vested	(431,893)	$25.81
Forfeited	(13,284)	$32.49
Non-vested at end of quarter	619,320	$34.36

Performance Stock Units under the Long Term Incentive Plan

The Company grants performance stock units (“PSUs”) to certain officers of the Company. The number of shares of the Company’s common stock that may be issued to settle PSUs range from zero to two times the number of PSUs awarded and is determined based on the Company’s performance over a three-year measurement period. The PSUs granted during 2013 vest in their entirety at the end of the measurement period. The PSUs granted during 2014 vest at the end of each annual measurement period during the performance cycle up to two-thirds of the target number of PSUs that are eligible for vesting (such that an amount equal to 200% of the target number may be earned during the performance cycle of three years). The PSUs will be settled in shares following the end of the three-year performance cycle.

During the six months ended June 30, 2014, the Company granted 63,766 shares of PSUs under the LTIP to certain employees. The fair value of the issuance was $2.7 million. Total expense recorded for PSUs for the three month periods ended June 30, 2014 and 2013 was $392,000 and $103,000, respectively and $567,000 and $107,000 for the six month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $3.4 million of total unrecognized compensation expense related to unvested PSUs to be amortized through 2016.

A summary of the status and activity of PSUs for the six months ended June 30, 2014 is presented below:

	PSU	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year (1)	40,191	$32.05
Granted(1)	63,766	$42.50
Vested(1)	—	$—
Forfeited(1)	—	$—
Non-vested at end of quarter(1)	103,957	$38.46

(1)         The number of awards assumes that the associated performance condition is met at the target amount. The final number of shares of common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.

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

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and their classification within the fair value hierarchy:

	As of June 30, 2014
	Level 1	Level 2	Level 3
	(in thousands)
Derivative assets	$—	$—	$153
Derivative liabilities	$—	$12,171	$21,298

	As of December 31, 2013
	Level 1	Level 2	Level 3
	(in thousands)
Derivative assets	$—	$736	$415
Derivative liabilities	$—	$1,741	$4,782

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

The following table reflects the activity for the commodity derivatives measured at fair value using Level 3 inputs for the three month periods ended June 30, 2014 and 2013.

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(in thousands)
Beginning balance	$145	$8,162	$981	2,347
Net increase (decrease) in fair value (1)	(1,350)	11,221	1,556	(2,039)
Net settlements (1)	1,358	(2,012)	—	9
New derivatives	—	3,927	1,808	—
Transfers in (out) of Level 3	—	—	—	—
Ending balance	$153	$21,298	$4,345	317

(1)         Net increase (decrease) in fair value and net settlements are a component of the derivative gain (loss) line item in the accompanying condensed consolidated statements of operations (“accompanying statements of operations”). Cash outflows for a derivative asset are shown as a positive number and a negative number for a derivative liability.

The following table reflects the activity for the commodity derivatives measured at fair value using Level 3 inputs for the six month periods ended June 30, 2014 and 2013.

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(in thousands)
Beginning balance	$415	$4,782	$1,727	1,235
Net increase (decrease) in fair value (1)	(2,553)	14,995	(465)	(1,970)
Net settlements (1)	2,237	(2,894)	—	10
New derivatives	54	4,415	3,083	1,042
Transfers in (out) of Level 3	—	—	—	—
Ending balance	$153	$21,298	$4,345	317

(1)         Net increase (decrease) in fair value and net settlements are a component of the derivative gain (loss) line item in the accompanying statements of operations. Cash outflows for a derivative asset are shown as a positive number and a negative number for a derivative liability.

Proved Oil and Gas Properties

Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. The Company uses Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates and price forecasts selected by the Company’s management. The calculation of the discount rate is a significant management estimate based on the best information available and estimated to be 10%. Management believes that the discount rate is representative of current market conditions and reflects the following factors: estimate of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the NYMEX strip pricing, adjusted for basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If an estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved properties measured at fair value at June 30, 2014 or December 31, 2013.

Unproved Oil and Gas Properties

Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. To measure the fair value of unproved properties, the Company uses Level 3 inputs and the income valuation technique, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, and estimated reserve values. Unproved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If an estimated selling price is not available, the Company uses the price received for similar acreage in recent transactions by the Company or other market participants in the principal market. There were no unproved properties measured at fair value as of June 30, 2014 or December 31, 2013.

Asset Retirement Obligation

The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.  There were no asset retirement obligations measured at fair value at June 30, 2014 or December 31, 2013.

Long-term Debt

As of June 30, 2014, the Company had $500 million of outstanding 6.75% Senior Notes (the “6.75 % Senior Notes”).  The 6.75% Senior Notes are recorded at cost net of the unamortized premium on the accompanying balance sheets at $508.2 million and $508.8 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the Senior Notes as of June 30, 2014 and

December 31, 2013 was $537.5 million and $527.5 million, respectively, measured using Level 1 inputs based on a secondary market trading price. The Company’s credit facility, when drawn upon, approximates fair value, as the applicable interest rates are floating.

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

As of June 30, 2014, and as of the filing date of this report, the Company had the following derivative commodity contracts in place:

Settlement Period	Derivative Instrument	Total Volumes (Bbls/MMBtu per day)	Average Fixed Price	Average Short Floor Price	Average Floor Price	Average Ceiling Price	Fair Market Value of Asset (Liability)
							(in thousands)
Oil
3Q 2014	Swap	5,870	$96.09				$(4,452)
4Q 2014	Swap	6,370	$95.62				(3,624)
1Q 2015	Swap	6,000	$95.39				(2,204)
2Q 2015	Swap	5,000	$94.21				(1,335)
3Q 2015	Swap	2,000	$93.43				(394)
4Q 2015	Swap	2,000	$93.43				(162)
3Q 2014	Collar	4,326			$86.16	$96.57	(3,179)
4Q 2014	Collar	4,326			$86.16	$96.57	(2,602)
3Q 2014	3-Way Collar	2,000		$65.00	$87.68	$99.75	(941)
4Q 2014	3-Way Collar	2,000		$65.00	$87.68	$99.75	(791)
1Q 2015	3-Way Collar	6,500		$68.08	$84.32	$95.90	(3,552)
2Q 2015	3-Way Collar	5,500		$67.73	$84.09	$95.16	(2,672)
3Q 2015	3-Way Collar	6,500		$68.46	$84.62	$95.49	(2,438)
4Q 2015	3-Way Collar	6,500		$68.46	$84.62	$95.49	(2,002)
1Q 2016	3-Way Collar	5,500		$70.00	$85.00	$96.83	(983)
2Q 2016	3-Way Collar	5,500		$70.00	$85.00	$96.83	(710)
3Q 2016	3-Way Collar	5,500		$70.00	$85.00	$96.83	(546)
4Q 2016	3-Way Collar	5,500		$70.00	$85.00	$96.83	(496)
							$(33,083)
Gas
3Q 2014	3-Way Collar	30,000		$3.63	$4.21	$4.81	$57
4Q 2014	3-Way Collar	30,000		$3.63	$4.21	$4.81	(95)
1Q 2015	3-Way Collar	15,000		$3.50	$4.00	$4.75	(290)
2Q 2015	3-Way Collar	15,000		$3.50	$4.00	$4.75	88
3Q 2015	3-Way Collar	15,000		$3.50	$4.00	$4.75	52
4Q 2015	3-Way Collar	15,000		$3.50	$4.00	$4.75	(45)
							$(233)

Total							$(33,316)

Derivative Assets and Liabilities Fair Value

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities.

The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Balance Sheet Location	Fair Value
		(in thousands)
Derivative Assets:
Commodity contracts	Current assets	$153
Commodity contracts	Noncurrent assets	—
Derivative Liabilities:
Commodity contracts	Current liabilities	(25,745)
Commodity contracts	Long-term liabilities	(7,724)
Total net derivative liability		$(33,316)

	As of December 31, 2013
	Balance Sheet Location	Fair Value
		(in thousands)
Derivative Assets:
Commodity contracts	Current assets	$858
Commodity contracts	Noncurrent assets	293
Derivative Liabilities:
Commodity contracts	Current liabilities	(5,320)
Commodity contracts	Long-term liabilities	(1,203)
Total net derivative liability		$(5,372)

The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Derivative cash settlement gain (loss):
Oil contracts	$(5,894)	$(1,593)	$(7,594)	$(3,244)
Gas contracts	(21)	107	(548)	251
Total derivative cash settlement (loss)(1)	$(5,915)	$(1,486)	$(8,142)	$(2,993)

Change in fair value gain (loss)
Oil contracts	$(21,724)	$9,048	$(27,717)	$5,440
Gas contracts	332	—	(226)	—
Total change in fair value gain (loss)	$(21,392)	$9,048	$(27,943)	$5,440

Total derivative gain (loss)(2)	$(27,307)	$7,562	$(36,085)	$2,447

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

The Company issues PSUs, which represent the right to receive, upon settlement of the PSUs after completion of a three-year performance period, a number of shares of the Company’s common stock that range from 0% to 200% of the number of PSUs granted on the award date. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the contingency period applicable to such PSUs. Please refer to Note 8 — Stock-Based Compensation, for additional discussion.

The following table sets forth the calculation of earnings per basic and diluted shares from continuing and discontinued operations for the three and six month periods ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Income from continuing operations:
Income from continuing operations	$1,271	$14,883	$10,848	$26,156
Less: undistributed earnings to unvested restricted stock	23	379	205	614
Undistributed earnings to common shareholders	1,248	14,504	10,643	25,542
Basic income per common share from continuing operations	$0.03	$0.37	$0.27	$0.65
Diluted income per common share from continuing operations	$0.03	$0.37	$0.27	$0.65

Income (loss) from discontinued operations:
Income (loss) from discontinued operations	$(113)	$(168)	$3,841	$(185)
Less: undistributed earnings to unvested restricted stock	2	4	73	4
Undistributed earnings (loss) to common shareholders	(111)	(164)	3,768	(181)
Basic income (loss) per common share from discontinued operations	$—	$(0.01)	$0.09	$—
Diluted income (loss) per common share from discontinued operations	$—	$(0.01)	$0.09	$—

Net income:
Net income	$1,158	$14,715	$14,689	$25,971
Less: undistributed earnings to unvested restricted stock	21	375	277	610
Undistributed earnings to common shareholders	1,137	14,340	14,412	25,361
Basic net income per common share	$0.03	$0.36	$0.36	$0.65
Diluted net income per common share	$0.03	$0.36	$0.36	$0.65

Weighted-average shares outstanding - basic	39,758,489	39,335,688	39,655,968	39,294,942
Add: dilutive effect of contingent PSUs	98,539	14,556	124,227	32,187
Weighted-average shares outstanding - diluted	39,857,028	39,350,244	39,780,195	39,327,129

The Company had no anti-dilutive shares for the three and six month periods ended June 30, 2014 and 2013.

NOTE 12 - INCOME TAXES

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. During the three and six month periods ended June 30, 2014 and 2013 the effective tax rate was 38.5%.

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

NOTE 13 — SUBSEQUENT EVENT

On July 15, 2014, the Company issued $300 million aggregate principal amount of 5.75% Senior Notes (the “5.75% Senior Notes”) that mature on February 1, 2023. Interest on the 5.75% Senior Notes began accruing on July 15, 2014, and the Company will pay interest on February 1 and August 1 of each year, beginning on February 1, 2015. The 5.75% Senior Notes are guaranteed on a senior unsecured basis by the Company’s existing and future subsidiaries that incur or guarantee certain indebtedness, including indebtedness under the Revolver. The net proceeds from the sale of the 5.75% Senior Notes were $293.7 million after deductions of

$6.3 million of expenses and underwriting discounts and commissions. The net proceeds were used to pay off the Company’s outstanding credit facility balance, that existed after June 30, 2014, and the Company will use the remainder for general corporate purposes, which may include funding its drilling and development program and other capital expenditures.

At any time prior to August 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 5.75% Senior Notes at a redemption price of 105.75% of the principal amount, plus accrued and unpaid interest, with an amount of cash not greater than the net cash proceeds of an equity offering. The Company may redeem all or a part of the 5.75% Senior Notes at any time prior to August 1, 2018 subject to a “make-whole” premium and accrued and unpaid interest. On or after August 1, 2018, the Company may redeem all or a part of the 5.75% Senior Notes at the redemption price of 102.875% for 2018, 101.438% for 2019, and 100.0% for 2020 and thereafter, during the twelve month period beginning on August 1 of each applicable year, plus accrued and unpaid interest.

As of June 30, 2014, and through the filing date of this report, all of the existing subsidiaries of the Company are guarantors of the 5.75% Senior Notes, and all such subsidiaries are 100% owned by the Company. The guarantees by the subsidiaries are full and unconditional (except for customary release provisions) and constitute joint and several obligations of the subsidiaries. The Company has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. There are no significant restrictions on the Company’s ability or the ability of any subsidiary guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

The Company’s Revolver’s borrowing base was decreased to $450 million from $525 million upon the issuance of the 5.75% Senior Notes. As of the date of this filing, the Company had no outstanding balance under the Revolver with an available borrowing capacity of $426 million, after the reduction of the outstanding letter of credit of $24 million and the reduction in the borrowing base from the issuance of the 5.75% Senior Notes.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Report”).

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

Financial and Operating Highlights

Our financial results and operational highlights for the second quarter of 2014 included:

•            Net income of $1.2 million (including approximately $1.3 million from continuing operations), as compared with $14.7 million (including approximately $14.9 million from continuing operations) for the second quarter of 2013. The decrease in net income is primarily due to derivative losses and compensation paid in connection with executive departures;

•            Total liquidity of $525.6 million, consisting of a period-end cash balance plus funds available under our credit facility, as compared with $328.1 million for the second quarter of 2013;

•            Entering into a purchase and sale agreement to acquire approximately 86,000 (34,000 net) acres, leasehold mineral interests and related assets within the Wattenberg Field for $223.3 million to increase our acreage position within the region and leverage current infrastructure and operational expertise. The acquisition closed during the third quarter of 2014;

•            Borrowing base increase under the Revolver of $75 million to $525 million during the second quarter of 2014;

•            Increased production by 69% to 2,079.3 MBoe in the second quarter of 2014 from 1,227.8 MBoe in the second quarter of 2013, with oil and NGL production representing 70% of total production; and

•            Drilled and completed 38 gross (31.9 net) productive wells within our Rocky Mountain region and 15 gross (10.8 net) productive wells within our Mid-Continent region during the second quarter of 2014.

During the six months ended June 30, 2014, we had the following financial and operational results:

•                  Cash flows provided by operating activities of $158.0 million, as compared with $90.8 million for the first half of 2013; and

•                  Capital expenditures of $293.6 million, as compared with $177.4 million for the first half of 2013.

Outlook for 2014

Because the global economic outlook and commodity price environment are uncertain, we have planned a flexible capital spending program. We estimate our total capital expenditures for 2014 to be between approximately $575 million to $625 million, allocated approximately 87% to the horizontal development of the Niobrara and Codell formations in the Wattenberg Field and 13% to the vertical development of the Dorcheat Macedonia and McKamie Patton Fields in Southern Arkansas. Actual capital expenditures may fluctuate materially based on, among other things, market conditions, the success of our drilling results as the year continues to progress and changes in the borrowing base under the Revolver. This capital investment is expected to produce average production volumes of 23,000 Boe/d to 25,000 Boe/d in 2014, while maintaining a strong oil and liquids profile.

Results for Continuing Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Three Months Ended June 30,
	2014	2013	Change	Percent Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$127,444	$71,172	$56,272	79%
Natural gas sales	19,734	9,448	10,286	109%
Natural gas liquids sales	4,504	3,893	611	16%
CO2 sales	—	4	(4)	(100)%
Product revenue	$151,682	$84,517	$67,165	79%

Sales Volumes:
Crude oil (MBbls)	1,376.3	796.0	580.3	73%
Natural gas (MMcf)	3,697.1	2,114.4	1,582.7	75%
Natural gas liquids (MBbls)	86.8	79.4	7.4	9%
Crude oil equivalent (MBoe)(1)	2,079.3	1,227.8	851.5	69%

Average Sales Prices (before derivatives)(2)
Crude oil (per Bbl)	$92.60	$89.41	$3.19	4%
Natural gas (per Mcf)	$5.34	$4.47	$0.87	19%
Natural gas liquids (per Bbl)	$51.89	$49.03	$2.86	6%
Crude oil equivalent (per Boe)(1)	$72.95	$68.83	$4.12	6%

Average Sales Prices (after derivatives)(2)
Crude oil (per Bbl)	$88.31	$87.41	$0.90	1%
Natural gas (per Mcf)	$5.33	$4.52	$0.81	18%
Natural gas liquids (per Bbl)	$51.89	$49.03	$2.86	6%
Crude oil equivalent (per Boe)(1)	$70.10	$67.62	$2.48	4%

(1)  Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil. Excludes CO2 sales.

(2)  The derivatives economically hedge the price we receive for crude oil and natural gas.

Revenues increased by 79%, to $151.7 million for the three months ended June 30, 2014 compared to $84.5 million for the three months ended June 30, 2013 due to the increase in oil, natural gas, and natural gas liquids production of 73%, 75%, and 9%, respectively, for the comparable periods. The increased volumes are a direct result of the $269.7 million expended for drilling and completion during the last six months of 2013 and the $293.6 million expended during the six months ended June 30, 2014. During the period from June 30, 2013 through June 30, 2014, we drilled and completed 102 gross (91.8 net) wells in the Rocky Mountain region and 47 gross (36.2 net) wells in the Mid-Continent region. Our Wattenberg Field natural gas is sold as wet gas without processing into dry gas and NGLs, and therefore, sells at a premium due to its high BTU content.

The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended June 30,
	2014	2013	Change	Percent Change
	(In thousands, except percentages)
Expenses:
Lease operating	$18,018	$12,898	$5,120	40%
Severance and ad valorem taxes	16,263	5,352	10,911	204%
Exploration	96	862	(766)	(89)%
Depreciation, depletion and amortization	54,117	29,517	24,600	83%
General and administrative	24,547	13,283	11,264	85%
Operating expenses	$113,041	$61,912	$51,129	83%

Selected Costs ($ per Boe):
Lease operating	$8.67	$10.50	$(1.83)	(17)%
Severance and ad valorem taxes	7.82	4.36	3.46	79%
Exploration	0.05	0.70	(0.65)	(93)%
Depreciation, depletion and amortization	26.03	24.04	1.99	8%
General and administrative	11.81	10.82	0.99	9%
Operating expenses	$54.38	$50.42	$3.96	8%

Lease Operating Expense.  Our lease operating expenses increased $5.1 million, or 40%, to $18.0 million for the three months ended June 30, 2014 from $12.9 million for the three months ended June 30, 2013 and decreased on an equivalent basis from $10.50 per Boe to $8.67 per Boe. The aggregate increase in lease operating expenses was related to increased production volumes attributable to our drilling program. During the quarter ended June 30, 2014, three of the largest components of lease operating expenses were well servicing, compression, and pumping which increased $1.8 million, $1.8 million and $756,000, respectively, over the comparable period in 2013. The decrease in lease operating expenses on an equivalent basis was primarily related to higher production from our horizontal wells in the Wattenberg Field.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $10.9 million, or 204%, to $16.3 million for the three months ended June 30, 2014 from $5.4 million for the three months ended June 30, 2013. The increase was primarily related to a 69% increase in production volumes during the three months ended June 30, 2014 over the comparable period in 2013.  Colorado has higher severance and ad valorem tax rates than Arkansas and contributed a greater percentage of production for the three months ended June 30, 2014 when compared to the same period in 2013. In addition, our increase in new production during 2013 in the Wattenberg Field resulted in a higher than expected lag in the amount of ad valorem tax credits eligible for deduction against severance taxes generated in the current year because ad valorem taxes are not eligible for deduction the first year a well is completed.

Exploration costs.  Our exploration expense decreased $766,000 to $96,000 during the three months ended June 30, 2014 from $862,000 for the three months ended June 30, 2013. During the three months ended June 30, 2013 a seismic acquisition project in the Wattenberg Field was completed which resulted in charges of approximately $700,000. We did not complete any material seismic acquisitions during the three months ended June 30, 2014.

Depreciation, depletion and amortization.  Our depreciation, depletion, and amortization expense increased $24.6 million, or 83%, to $54.1 million for the three months ended June 30, 2014 from $29.5 million for the three months ended June 30, 2013. Our depreciation, depletion and amortization expense per Boe increased $1.99, or 8% to $26.03 for the three months ended June 30, 2014 as compared to $24.04 for the three months ended June 30, 2013. This increase was primarily the result of a significant increase in productive assets with a proved reserve rate increase of 27% period over period and a proved developed reserve rate increase of 12% period over period.

General and administrative. Our general and administrative expense increased $11.3 million, or 85%, to $24.6 million for the three months ended June 30, 2014 from $13.3 million for the comparable period ended June 30, 2013 and increased on an equivalent basis to $11.81 per Boe from $10.82 per Boe. During the three months ended June 30, 2014, wages and benefits and stock-based compensation were $6.3 million and $4.7 million higher, respectively, than the same period in 2013. The increases in wages and benefits and a portion of stock-based compensation are due to an increase in headcount as a result of our accelerated drilling program between the three month periods ended June 30, 2014 and 2013. The majority of the increase in general and administrative expense on an equivalent basis was related to executive departures which resulted in charges for cash severance and stock-based compensation of $2.9 million and $3.7 million, respectively.

Derivative gain (loss).  Our derivative loss increased $34.9 million to $27.3 million for the three month period ended June 30, 2014 from a $7.6 million gain for the comparable period in 2013. The loss incurred was primarily the result of realized prices being greater than the contract prices. Please refer to Note 10 — Derivatives above for additional discussion.

Interest expense.  Our interest expense for the three months ended June 30, 2014 increased $3.5 million, or 59%, to $9.4 million compared to $5.9 million for the three months ended June 30, 2013. The increase for the three months ended June 30, 2014 is primarily due to the issuance of the add-on of $200 million of 6.75% Senior Notes during the fourth quarter of 2013. Interest expense, including amortization of the premium and financing costs, on the 6.75% Senior Notes for the three month periods ended June 30, 2014 and 2013 was $8.5 million and $4.8 million, respectively. Average debt outstanding for the three months ended June 30, 2014 was $500.0 million as compared to $292.5 million for the comparable period in 2013.

Income tax expense. Our estimate for federal and state income taxes for the three months ended June 30, 2014 was $800,000 from continuing operations as compared to $9.3 million for the three months ended June 30, 2013. We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation. Our effective tax rate for the three month periods ended June 30, 2014 and 2013 was 38.5%, which differs from the U.S. statutory income tax rate primarily due to the effects of state income taxes.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Six Months Ended June 30,
	2014	2013	Change	Percent Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$231,191	$136,849	$94,342	69%
Natural gas sales	38,249	18,028	20,221	112%
Natural gas liquids sales	9,630	7,882	1,748	22%
CO2 sales	7	66	(59)	(89)%
Product revenue	$279,077	$162,825	$116,252	71%

Sales Volumes:
Crude oil (MBbls)	2,540.6	1,521.2	1,019.4	67%
Natural gas (MMcf)	6,786.3	3,960.5	2,825.8	71%
Natural gas liquids (MBbls)	180.8	154.1	26.7	17%
Crude oil equivalent (MBoe)(1)	3,852.4	2,335.4	1517.0	65%

Average Sales Prices (before derivatives)(2)
Crude oil (per Bbl)	$91.00	$89.96	$1.04	1%
Natural gas (per Mcf)	$5.64	$4.55	$1.09	24%
Natural gas liquids (per Bbl)	$53.26	$51.15	$2.11	4%
Crude oil equivalent (per Boe)(1)	$72.44	$69.69	$2.75	4%

Average Sales Prices (after derivatives)(2)
Crude oil (per Bbl)	$88.01	$87.83	$0.18	0%
Natural gas (per Mcf)	$5.56	$4.62	$0.94	20%
Natural gas liquids (per Bbl)	$53.26	$51.15	$2.11	4%
Crude oil equivalent (per Boe)(1)	$70.33	$68.41	$1.92	3%

(1)  Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil. Excludes CO2 sales.

(2)  The derivatives economically hedge the price we receive for crude oil and natural gas.

Revenues increased by 71%, to $279.1 million for the six months ended June 30, 2014 compared to $162.8 million for the six months ended June 30, 2013 due primarily to the increase in oil, natural gas, and natural gas liquids production of 67%, 71%, and 17%, respectively, for the comparable periods. An increase in average sales price on an equivalent basis of 4% for the six months ended June 30, 2014 when compared to the same period in 2013 also contributed to the increase in revenues. Please refer to Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 above for additional discussion.

The following table summarizes our operating expenses for the periods indicated.

	Six Months Ended June 30,
	2014	2013	Change	Percent Change
	(In thousands, except percentages)
Expenses:
Lease operating	$35,099	$24,029	$11,070	46%
Severance and ad valorem taxes	27,013	10,165	16,848	166%
Exploration	1,179	1,424	(245)	(17)%
Depreciation, depletion and amortization	95,248	52,880	42,368	80%
General and administrative	48,261	26,449	21,812	82%
Operating expenses	$206,800	$114,947	$91,853	80%

Selected Costs ($ per Boe):
Lease operating	$9.11	$10.29	$(1.18)	(11)%
Severance and ad valorem taxes	7.01	4.35	2.66	61%
Exploration	0.31	0.61	(0.30)	(49)%
Depreciation, depletion and amortization	24.72	22.64	2.08	9%
General and administrative	12.53	11.33	1.20	11%
Operating expenses	$53.68	$49.22	$4.46	9%

Lease Operating Expense.  Our lease operating expenses increased $11.1 million, or 46%, to $35.1 million for the six months ended June 30, 2014 from $24.0 million for the six months ended June 30, 2013 and decreased on an equivalent basis from $10.29 per Boe to $9.11 per Boe. The aggregate increase in lease operating expenses was related to increased production volumes attributable to our drilling program. During the six months ended June 30, 2014, three of the largest components of lease operating expenses were well servicing, compression, and pumping which increased $5.3 million, $2.7 million and $1.9 million, respectively, over the comparable period in 2013. The decrease in lease operating expenses on an equivalent basis was primarily related to higher production from our horizontal wells in the Wattenberg Field.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $16.8 million, or 166%, to $27.0 million for the six months ended June 30, 2014 from $10.2 million for the six months ended June 30, 2013. The increase was primarily related to a 65% increase in production volumes during the six months ended June 30, 2014 over the comparable period in 2013. Please refer to Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 above for additional discussion.

Exploration costs.  Our exploration expense decreased $245,000 to $1.2 million during the six months ended June 30, 2014 from $1.4 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we incurred a $1.0 million dry hole charge related to a vertical well within the Wattenberg Field drilled to test the Lyons formation. During the six months ended June 30, 2013 a seismic acquisition project in the Wattenberg Field was completed which resulted in charges of approximately $1.0 million.

Depreciation, depletion and amortization.  Our depreciation, depletion, and amortization expense increased $42.3 million, or 80%, to $95.2 million for the six months ended June 30, 2014 from $52.9 million for the six months ended June 30, 2013. Our depreciation, depletion and amortization expense per Boe increased $2.08, or 9% to $24.72 for the six months ended June 30, 2014 as compared to $22.64 for the six months ended June 30, 2013. This increase is primarily due to a larger increase in production of 65% versus the corresponding increase in proved developed reserves of 33%.

General and administrative. Our general and administrative expense increased $21.8 million, or 82%, to $48.3 million for the six months ended June 30, 2014 from $26.5 million for the comparable period in 2013 and increased on an equivalent basis to $12.53 per Boe from $11.33 per Boe. During the six months ended June 30, 2014, wages and benefits and stock-based compensation were $13.1 million and $7.1 million higher, respectively, than the same period in 2013. The majority of increase in general and administrative expense on an equivalent basis was related to executive departures which resulted in charges for cash severance and stock-based compensation of $6.5 million and $7.6 million, respectively. Please refer to Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 above for additional discussion.

Derivative gain (loss).  Our derivative loss increased $38.5 million to $36.1 million for the six month period ended June 30, 2014 from a $2.4 million gain for the comparable period in 2013. The loss incurred was primarily the result of realized prices being greater than the contract prices. Please refer to Note 10 — Derivatives above for additional discussion.

Interest expense.  Our interest expense for the six months ended June 30, 2014 increased $11.0 million, or 141%, to $18.8 million compared to $7.8 million for the six months ended June 30, 2013. The increase for the six months ended June 30, 2014 is primarily due to the issuance of the add-on of $200 million of 6.75% Senior Notes during the fourth quarter of 2013. Interest expense, including amortization of the premium and financing costs, on the 6.75% Senior Notes for the six month periods ended June 30, 2014 and 2013 was $17.1 million and $4.8 million, respectively. Interest expense on the Revolver was $2.6 million during the six month period ended June 30, 2013. Average debt outstanding for the six months ended June 30, 2014 was $500 million as compared to $235.8 for the comparable period in 2013.

Income tax expense. Our estimate for federal and state income taxes for the six months ended June 30, 2014 was $6.8 million from continuing operations as compared to $16.4 million for the six months ended June 30, 2013. Our effective tax rate for the six month periods ended June 30, 2014 and 2013 was 38.5%. Please refer to Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 above for additional discussion.

Results for Discontinued Operations

During June 2012, the Company began marketing, with intent to sell, all of its oil and gas properties in California. Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year. The Company determined that our intent to exit an entire region qualified for discontinued operations accounting and these assets have been presented as discontinued operations in the accompanying statements of operations.

The majority of these properties were sold in 2012. The remaining property located in the Midway Sunset Field sold on March 21, 2014 for approximately $6.0 million and resulted in a $6.3 million gain. Please refer to Note 4 — Discontinued Operations for additional discussion.

There were no operating results for our California properties for the three months ended June 30, 2014. Revenues and operating expenses for the same properties for the three months ended June 30, 2013 were $437,000 and $711,000, respectively. Sales volumes for the three month period ended June 30, 2013 were 51 Boe per day.

Revenues and operating expenses for the California properties for the six months ended June 30, 2014 and 2013 were $361,000 and $446,000, respectively, and $875,000 and $1.2 million, respectively. Sales volumes for the six month periods ended June 30, 2014 and 2013 were 20 Boe per day and 50 Boe per day.

Liquidity and Capital Resources

We fund our operations, capital expenditures and working capital requirements with cash flows from our operating activities and borrowings under our revolving credit facility. Periodically, we access debt and capital markets and sell non-core properties to provide additional liquidity.

We believe that our cash on hand, cash flow from operating activities and availability under our revolving credit facility will be sufficient to fund our planned capital expenditures and operating expenses and comply with our debt covenants for at least the next 12 months. To the extent actual operating results differ from our anticipated results our liquidity could be adversely affected.

On May 15, 2014, our borrowing base under the Revolver was increased to $525 million from $450 million. We elected to limit bank commitments to $400 million while reserving the option to access, at the Company’s request, the full $525 million. As of June 30, 2014, we had nil outstanding on our credit facility, $36 million of letters of credit issued, and $489 million available borrowing capacity. Our weighted-average interest rate (excluding amortization of deferred financing costs and the accretion of our contractual obligation for land acquisition) on borrowings from our credit facility was nil and our commitment fees were $942,000 for the six months ended June 30, 2014. For the six months ended June 30, 2013 our weighted-average interest rate was 3.46%.

On July 15, 2014, we issued $300 million aggregate principal amount of 5.75% Senior Notes that mature on February 1, 2023. Interest on the 5.75% Senior Notes began accruing on July 15, 2014, and we will pay interest on February 1 and August 1 of each year, beginning on February 1, 2015. The net proceeds from the sales of the 5.75% Senior Notes were approximately $293.7 million after deductions of $6.3 million of expenses and underwriting discounts and commissions. The proceeds were used to repay all of the then outstanding balance under our Revolver and the Company will use the remainder for general corporate purposes, which may include funding its drilling and development program and other capital expenditures. Please see Note 13 — Subsequent Event above for additional discussion.

Subsequent to June 30, 2014, we acquired approximately 86,000 gross (34,000 net) acres, leasehold mineral interests and related assets in the Wattenberg Field for $223.3 million. We paid $174.2 million in cash and issued 853,492 shares of the Company’s common stock valued at $57.47 per share, the market price at the date of closing, for the acquired assets. The acquisition had an effective date of June 1, 2014 and closed on July 8, 2014. This acquisition allowed us to leverage our current infrastructure and technical expertise within the Rocky Mountain region.

We expect that in the future our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risks below and Note 10 — Derivatives above for additional discussion.

The following table summarizes our cash flows and other financial measures for the periods indicated.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$157,969	$90,828
Net cash used in investing activities	(296,663)	(180,568)
Net cash (used in) provided by financing activities	(5,333)	131,557
Cash and cash equivalents	36,555	46,085
Acquisitions of oil and gas properties	3,091	8,352
Exploration and development of oil and gas properties and investment in gas processing facility, and obligation on land acquisition	276,161	166,676

Cash flows provided by operating activities

During the six month period ended June 30, 2014, we generated $158.0 million of cash provided by operating activities, an increase of $67.1 million from the comparable period in 2013. The increase in cash flows from operating activities resulted primarily from an increase in production of 65% compounded by a 4% increase in realized sales prices on an equivalent basis. These positive factors were partially offset by increased lease operating expenses, production taxes, cash portion of general and administrative expense, and cash portion of interest expense during the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013. See Results for Continuing Operations above for more information on the factors driving these changes.

Cash flows used in investing activities

Expenditures for development of oil and natural gas properties and natural gas plants are the primary use of our capital resources. Net cash used in investing activities for the six months ended June 30, 2014 increased $116.1 million inclusive of $6.0 million in proceeds received from the sale of the Midway Sunset property, compared to the same period in 2013. For the six months ended June 30, 2014, cash used for the acquisition of oil and gas properties was $3.1 million and cash used for the development of oil and natural gas properties (including cash used for natural gas plant capital expenditures) was $276.2 million. For the six months ended June 30, 2013, cash used for the acquisition of oil and gas properties was $8.4 million and cash used for the development of oil and natural gas properties (including cash used for natural gas plant capital expenditures) was $166.7 million.

Cash flows (used in) provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2014 decreased $136.9 million, compared to the same period in 2013. The decrease is primarily due to the Company’s ability to finance its operations from remaining funds related to the $500 million in outstanding 6.75% Senior Notes that were sold during the second and fourth quarters of 2013.

New Accounting Pronouncements

Please refer to Note 2 — Basis of Presentation under Part I, Item 1 of this Report for any recently issued or adopted accounting standards.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates is contained in Item 7 of our 2013 Form 10-K.

Effects of Inflation and Pricing

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and six month periods ended June 30, 2014 and 2013. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

•                  plans to seek firm transportation opportunities to bring the Company’s crude oil volumes to market;

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

•                  our financial position;

•                  our cash flow and liquidity;

•                  our ability to leverage current infrastructure and our operational expertise to integrate and develop the Wattenberg Field Acquisition; and

•                  other statements concerning our operations, economic performance and financial condition.

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

•                  the risk factors discussed in Part I, Item 1A of our 2013 Form 10-K;

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

All forward-looking statements speak only as of the date of this Report. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that cause our actual results to differ materially from our expectations under Part II, Item 1A, Risk Factors, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Please refer to Note 10 — Derivatives in Part I, Item 1of this Report for a summary derivative activity table.

Interest Rates

As of June 30, 2014, and on the filing date of this Report, we had no outstanding borrowings under our credit facility, which is subject to floating market rates of interest. Borrowings under our credit facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.

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

There have not been material changes to the interest rate risk analysis or oil and gas price sensitivity analysis disclosed in our 2013 Form 10-K.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces many risks. Any of the risk factors discussed in this Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A., Risk Factors, in our 2013 Form 10-K. There have been no material changes to our risk factors from those described in our 2013 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended June 30, 2014.

Issuer purchases of equity securities.  The following table contains information about our acquisition of equity securities during the three month period ended June 30, 2014.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under Plans or Programs

April 1, 2014 — April 30, 2014	4,899	$46.40	—	—
May 1, 2014 — May 31, 2014	1,252	$42.59	—	—
June 1, 2014 — June 30, 2014	82	$61.22	—	—

Total	6,233	$45.83	—	—

(1)   Represent shares that employees surrendered back to us that equaled in value the amount of taxes needed for payroll tax withholding obligations upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced plan or program to repurchase shares of our common stock, nor do we have a publicly announced plan or program to repurchase shares of our common stock.

A dividend payment, whether it be in the form of cash, securities or other property, is restricted by our credit facility, our 6.75% Senior Notes, and our 5.75% Senior Notes.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

A recent Federal Energy Regulatory Commission (“FERC”) ruling indirectly voided the Company’s privately negotiated agreement with a midstream partner to secure up to 18,000 Bbl/d (gross) through 2020 on the White Cliffs pipeline. As part of the ruling, the FERC mandated that a new open season be conducted on the uncommitted volumes associated with the expansion project slated to come on line in late August. The Company will continue to seek firm transportation opportunities to bring its crude oil volumes to market via the white Cliffs expansion and other pipeline projects under consideration. Crude oil differentials to the West Texas Intermediate benchmark in the DJ Basin currently range from $11 to $14.

Item 6.   Exhibits.

Exhibit No.	Description of Exhibit

10.1

Amendment No. 9, dated as of May 14, 2014 to the Credit Agreement, among Bonanza Creek Energy, Inc., Key Bank National Association, as Administrative Agent and as Issuing Lender,, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2014).

10.2

Purchase and Sale Agreement by and between DJ Resources, LLC, Bonanza Creek Energy Operating Company, LLC and Bonanza Creek Energy, Inc. dated May 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014).

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

101

The following materials from the Bonanza Creek Energy, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	August 8, 2014	By:	/s/ Marvin M. Chronister
Marvin M. Chronister
Interim President and Chief Executive Officer
(principal executive officer)

		By:	/s/ William J. Cassidy
William J. Cassidy
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Wade E. Jaques
Wade E. Jaques
Vice President, Chief Accounting Officer
(principal accounting officer)