Form 10-Q
period 2015-09-30
Bonanza Creek Energy, Inc.
filed 2015-11-06
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2015, the registrant had 49,763,541 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,326	$2,584
Accounts receivable:
Oil and gas sales	33,286	54,574
Joint interest and other	30,237	37,202
Prepaid expenses and other	11,528	12,522
Inventory of oilfield equipment	8,747	15,353
Derivative asset	60,004	86,240
Total current assets	169,128	208,475
Property and equipment (successful efforts method), at cost:
Proved properties	1,556,942	1,924,380
Less: accumulated depreciation, depletion and amortization	(468,173)	(592,073)
Total proved properties, net	1,088,769	1,332,307
Unproved properties	197,770	206,721
Wells in progress	89,541	139,208
Oil and gas properties held for sale, net of accumulated depreciation, depletion and amortization of $482,496 in 2015 (note 3)	362,922	—
Natural gas plant, net of accumulated depreciation of $8,457 in 2014	—	67,840
Other property and equipment, net of accumulated depreciation of $8,672 in 2015 and $6,087 in 2014	10,206	10,401
Total property and equipment, net	1,749,208	1,756,477
Long-term derivative asset	6,900	17,765
Other noncurrent assets	18,445	23,372
Total assets	$1,943,681	$2,006,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$149,063	$145,788
Oil and gas revenue distribution payable	31,446	40,659
Contractual obligation for land acquisition	12,000	12,000
Total current liabilities	192,509	198,447
Long-term liabilities:
Long-term debt (note 5)	875,699	840,619
Contractual obligation for land acquisition	—	11,186
Ad valorem taxes	13,226	28,635
Deferred income taxes	60,072	165,667
Asset retirement obligations	12,539	21,464
Asset retirement obligations for assets held for sale	10,086	—
Total liabilities	1,164,131	1,266,018
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 225,000,000 shares authorized, 49,767,839 and 41,287,270 issued and outstanding in 2015 and 2014, respectively	49	41
Additional paid-in capital	802,866	591,511
Retained earnings (deficit)	(23,365)	148,519
Total stockholders’ equity	779,550	740,071
Total liabilities and stockholders’ equity	$1,943,681	$2,006,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Operating net revenues:
Oil and gas sales	$72,149	$156,371	$235,647	$435,448
Operating expenses:
Lease operating expense	20,236	18,217	60,395	53,316
Severance and ad valorem taxes	2,411	15,334	13,055	42,347
Exploration	6,979	3,291	13,225	4,470
Depreciation, depletion and amortization	58,635	63,241	187,564	158,489
Impairment of oil and gas properties	166,780	—	166,780	—
Abandonment and impairment of unproved properties	1,630	—	21,627	—
General and administrative (including $3,164, $3,162, $10,951, and $17,312, respectively, of stock compensation)	17,818	14,814	56,292	63,075
Total operating expenses	274,489	114,897	518,938	321,697
Income (loss) from operations	(202,340)	41,474	(283,291)	113,751
Other income (expense):
Derivative gain	37,894	50,846	51,272	14,761
Interest expense	(14,073)	(13,228)	(42,779)	(31,997)
Other income (loss)	(2,077)	181	(1,929)	397
Total other income (expense)	21,744	37,799	6,564	(16,839)
Income (loss) from continuing operations before taxes	(180,596)	79,273	(276,727)	96,912
Income tax benefit (expense)	68,297	(30,419)	104,843	(37,216)
Income (loss) from continuing operations	$(112,299)	$48,854	(171,884)	$59,696
Discontinued operations:
Loss from operations associated with oil and gas properties held for sale	—	—	—	(85)
Gain (loss) on sale of oil and gas properties	—	(117)	—	6,213
Income tax benefit (expense)	—	45	—	(2,353)
Gain (loss) from discontinued operations	—	(72)	—	3,775
Net income (loss)	$(112,299)	$48,782	$(171,884)	$63,471
Comprehensive income (loss)	$(112,299)	$48,782	$(171,884)	$63,471
Basic income (loss) per share:
Income (loss) from continuing operations	$(2.25)	$1.18	$(3.56)	$1.47
Income from discontinued operations	$—	$—	$—	$0.09
Net income (loss) per common share	$(2.25)	$1.18	$(3.56)	$1.56
Diluted income (loss) per share:
Income (loss) from continuing operations	$(2.25)	$1.18	$(3.56)	$1.46
Income from discontinued operations	$—	$—	$—	$0.09
Net income (loss) per common share	$(2.25)	$1.18	$(3.56)	$1.55
Basic weighted-average common shares outstanding	48,962	40,556	47,485	39,958
Diluted weighted-average common shares outstanding	48,962	40,708	47,485	40,105
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(171,884)	$63,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	187,564	158,557
Deferred income taxes	(105,595)	39,369
Impairment of oil and gas properties	166,780	—
Abandonment and impairment of unproved properties	21,627	—
Dry hole expense	7,628	—
Stock-based compensation	10,951	17,312
Amortization of deferred financing costs and debt premium	1,692	1,032
Accretion of contractual obligation for land acquisition	814	571
Derivative gain	(51,272)	(14,761)
Gain on sale of oil and gas properties	—	(6,213)
Other	283	(12)
Changes in current assets and liabilities:
Accounts receivable	28,253	(23,837)
Prepaid expenses and other assets	994	(2,286)
Accounts payable and accrued liabilities	(11,905)	43,133
Settlement of asset retirement obligations	(778)	(374)
Net cash provided by operating activities	85,152	275,962
Cash flows from investing activities:
Acquisition of oil and gas properties	(13,602)	(178,883)
Proceeds from sale of oil and gas properties	—	6,000
Payments of contractual obligation	(12,000)	(12,000)
Exploration and development of oil and gas properties	(361,018)	(448,586)
Natural gas plant capital expenditures	(113)	(281)
Derivative cash settlements	88,372	(9,136)
(Increase) decrease in restricted cash	2,926	(3,062)
Additions to property and equipment - non oil and gas	(2,390)	(5,451)
Net cash used in investing activities	(297,825)	(651,399)
Cash flows from financing activities:
Proceeds from credit facility	115,000	230,000
Payments to credit facility	(79,000)	(230,000)
Proceeds from sale of common stock	209,300	—
Offering costs related to sale of common stock	(6,620)	—
Proceeds from sale of Senior Notes	—	300,000
Offering costs related to sale of Senior Notes	(99)	(6,867)
Payment of employee tax withholdings in exchange for the return of common stock	(2,593)	(5,319)
Deferred financing costs	(573)	(341)
Net cash provided by financing activities	235,415	287,473
Net change in cash and cash equivalents	22,742	(87,964)
Cash and cash equivalents:
Beginning of period	2,584	180,582
End of period	$25,326	$92,618
Supplemental cash flow disclosure:
Cash paid for interest	$36,759	$18,519
Stock issued for the acquisition of oil and gas properties	$—	$49,050
Stock issued for litigation settlement	$326	$—
Cash paid for income taxes	$820	$200
Changes in working capital related to drilling expenditures, natural gas plant expenditures, and property acquisition	$(9,441)	$26,776
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

NOTE 2 - BASIS OF PRESENTATION

These statements have been prepared in accordance with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information with the condensed consolidated balance sheets (“balance sheets”) and the condensed consolidated statements of cash flows (“statements of cash flows”) as of December 31, 2014, being derived from audited financial statements. The quarterly financial statements included herein do not necessarily include all of the disclosures as may be required under generally accepted accounting principles for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), except as disclosed herein. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the quarterly periods are not necessarily indicative of the results to be expected for the full fiscal year. The Company evaluated events subsequent to the balance sheet date of September 30, 2015, and through the filing date of this report. Certain prior period amounts are reclassified to conform to the current period presentation, when necessary.

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

Recently Issued Accounting Standards

Effective January 1, 2015, the Company adopted, on a prospective basis, Financial Accounting Standards Board (“FASB”) Update No. 2015-01, Income Statement – Extraordinary and Unusual Items. This update simplifies income statement presentation by eliminating the concept of extraordinary items. There was no impact to the Company’s financial statements or disclosures from the adoption of this standard.

     In April 2015, the FASB issued Update No. 2015-03 – Interest – Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This authoritative accounting guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years on a retrospective basis. The Company has taken the necessary steps to be ready for adoption of this update which will not have a material effect on the Company’s financial statements or disclosures.

In July 2015, the FASB issued Update No. 2015-11 - Inventory. The update requires that inventory be measured at the lower of cost or net realizable value. This authoritative guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating the provisions of this guidance and assessing its impact, but does not currently believe it will have a material effect on the Company’s financial statements or disclosures.

In August 2015, the FASB issued Update No. 2015-14 - Revenue from Contracts with Customers to defer the effective date of the new revenue recognition standard by one year. The new revenue recognition standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted but only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.
Rocky Mountain Infrastructure, LLC
During the first quarter of 2015, the Company’s wholly owned subsidiary, Bonanza Creek Energy Operating Company, LLC, formed a wholly owned subsidiary, Rocky Mountain Infrastructure, LLC, to hold gathering systems, central production facilities and related infrastructure that service the Wattenberg Field.
Discontinued Operations
During June 2012, the Company sold the majority of its oil and gas properties in California classifying them as discontinued operations with its remaining property being sold in the first quarter of 2014 for approximately $6.0 million. The Company recorded a gain on sale of oil and gas properties in the amount of $6.2 million as of September 30, 2014.

NOTE 3 - ASSETS HELD FOR SALE

Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to identify and expense any excess of carrying value over fair value less estimated costs to sell. Any subsequent decreases to the estimated fair value less the costs to sell impact the measurement of assets held for sale.

As of September 30, 2015, the accompanying balance sheets present $362.9 million of assets held for sale, net of accumulated depreciation, depletion, and amortization expense, which consists of all assets in our Rocky Mountain Infrastructure, LLC subsidiary (“RMI”), all assets within our Mid-Continent region and all assets in the North Park Field that the Company no longer intends to develop given the current pricing environment. There is a corresponding asset retirement obligation liability of approximately $10.1 million for assets held for sale recorded in the asset retirement obligations for assets held for sale financial statement line item in the accompanying balance sheets. For the three months ended September 30, 2015, the Company recorded write-downs to fair value less estimated costs to sell of $166.8 million for certain of these assets held for sale. These write-downs are recorded in the impairment of oil and gas properties line item in the accompanying condensed consolidated statements of operations and comprehensive income (“statements of operations”).

Subsequent to September 30, 2015, the Company entered into a purchase agreement with a midstream partner to divest of its Rocky Mountain Infrastructure, LLC subsidiary for total cash consideration of up to $255 million, of which $175 million is to be paid upon closing with the remainder to be paid over the next two consecutive years based on execution of an agreed upon drilling program. The Company expects to close this transaction by January 31, 2016. The closing of this transaction is subject to the satisfaction of customary closing conditions.

The Company determined that none of these potential asset sales qualify for discontinued operations accounting as they did not result in a strategic shift of the Company.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses contain the following:

	As of September 30,	As of December 31,
	2015	2014
	(in thousands)
Drilling and completion costs	$73,403	$82,844
Accounts payable trade	3,123	5,493
Accrued general and administrative cost	10,996	13,541
Lease operating expense	8,248	3,569
Accrued reclamation cost	162	162
Accrued interest	18,353	14,839
Production and ad valorem taxes and other	34,778	25,340
Total accounts payable and accrued expenses	$149,063	$145,788

NOTE 5  - LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2015 and December 31, 2014:

	As of September 30,	As of December 31,
	2015	2014
	(in thousands)
Revolving credit facility	$69,000	$33,000
6.75% Senior Notes due 2021	500,000	500,000
Unamortized premium on 6.75% Senior Notes	6,699	7,619
5.75% Senior Notes due 2023	300,000	300,000
Total long-term debt	$875,699	$840,619

Credit Facility

The Company’s senior secured revolving Credit Agreement, dated March 29, 2011, as amended (the “revolving credit facility”), was further amended on May 13, 2015 (the “2015 Amendment”) to decrease the borrowing base from $600 million to $550 million and subsequently amended on October 19, 2015 to decrease the borrowing base from $550 million to $475 million with the total credit facility size of $1 billion remaining unchanged. The $475 million borrowing base now equals the commitment level under the Credit Agreement. The borrowing base is redetermined semiannually no later than May 15 and November 15. The revolving credit facility is collateralized by substantially all of the Company’s assets and matures on September 15, 2017. As of September 30, 2015,  the Company had $69 million outstanding under the revolving credit facility with an available borrowing capacity of $469 million, if the Company elected to take advantage of the entire $550 million borrowing base available at that date, after reduction for the outstanding letter of credit of $12 million. As of December 31, 2014, the Company had $33 million outstanding under the revolving credit facility with an available borrowing capacity of $543 million, if the Company elected to take advantage of the entire $600 million borrowing base available at that date, after reduction for the outstanding letter of credit of $24 million.

The revolving credit facility restricts, among other items, certain dividend payments, additional indebtedness, asset sales, loans, investments and mergers. The revolving credit facility also contains certain financial covenants, which require the maintenance of certain financial and leverage ratios, as defined by the revolving credit facility. The 2015 Amendment (i) removed the maximum total debt to trailing twelve month debt to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense and other non-cash charges (“EBITDAX”) covenant of 4.00 to 1.00 and (ii) introduced both a maximum senior secured debt (defined as borrowings under the revolving credit facility, balances drawn under letters of credit, and any outstanding second lien debt) to trailing twelve month EBITDAX covenant of 2.50 to 1.00 and a minimum trailing twelve month interest to trailing twelve month EBITDAX coverage covenant of 2.50 to 1.00. The revolving credit facility also contains a minimum current ratio covenant of 1.00 to 1.00. The Company was in compliance with all financial and non-financial covenants as of September 30, 2015, and through the filing date of this report.

Senior Unsecured Notes

The $500 million aggregate principal amount of 6.75% Senior Notes that mature on April 15, 2021 (“6.75% Senior Notes”) and the $300 million aggregate principal amount of 5.75% Senior Notes that mature on February 1, 2023 (“5.75% Senior Notes” and, together with the 6.75% Senior Notes, the “Senior Notes”) are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and future unsecured senior debt, and are senior in right of payment to any future subordinated debt. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by our existing and future domestic subsidiaries that guarantee or are borrowers under our revolving credit facility. The Company has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. There are no significant restrictions on the Company’s ability or the ability of any subsidiary guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. The Company is subject to certain covenants under the respective indentures governing the Senior Notes that limit the Company’s ability to incur additional indebtedness, issue preferred stock, and make restricted payments, including certain dividends. The Company was in compliance with all covenants under its Senior Notes as of September 30, 2015, and through the filing date of this report.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

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

Commitments

A  purchase and transportation agreement to deliver 12,580 barrels per day of crude oil in the Rocky Mountain region over an initial five year term went into effect May 1, 2015. As of the filing date of this report, the Company did not have any shortfalls in delivering the minimum volumes committed nor do we anticipate any shortfalls for the remainder of 2015.

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

During the nine months ended September 30, 2015, the Company granted 594,543 shares of restricted stock under the Company’s LTIP to certain employees and non-employee directors. The fair value of the issuance was $14.4 million. Total expense recorded for restricted stock for the three month periods ended September 30, 2015 and 2014, was $2.5 million and

$2.6 million, respectively, and $9.0 million and $15.8 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, unrecognized compensation cost was $18.5 million and will be amortized through 2018.

A summary of the status and activity of non-vested restricted stock for the nine months ended September 30, 2015 is presented below.

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	589,529	$37.66
Granted	594,543	$24.25
Vested	(293,150)	$23.25
Forfeited	(114,199)	$35.06
Non-vested at end of quarter	776,723	$29.93

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

The fair value of each PSU is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of PSUs to be earned during the performance period. The following table presents the assumptions used to determine the fair value of the PSUs granted during the nine month period ended September 30, 2015 and for the year ended December 31, 2014.

	For the Nine Months Ended	For the Year Ended
	September 30, 2015	December 31, 2014
Expected term of award	3	3
Risk-free interest rate	0.15% - 0.99%	0.12% - 0.9%
Expected volatility	65%	40% - 45%

During the nine months ended September 30, 2015, the Company granted 144,363 PSUs under the LTIP to certain officers. The fair value of the issuance was $4.8 million. Total expense recorded for PSUs for the three month periods ended September 30, 2015 and 2014 was $642,000 and $392,000, respectively, and $2.0 million and $1.0 million for the nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $5.9 million of total unrecognized compensation expense related to unvested PSUs to be amortized through 2017.

A summary of the status and activity of PSUs for the nine months ended September 30, 2015 is presented below:

	PSU	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year (1)	94,173	$37.55
Granted(1)	144,363	$33.44
Vested(1)	—	$—
Forfeited(1)	(16,650)	$37.00
Non-vested at end of quarter(1)	221,886	$35.77
__________________________________________________________________________

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

The following tables present the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014 and their classification within the fair value hierarchy:

	As of September 30, 2015
	Level 1	Level 2	Level 3
	(in thousands)
Derivative assets(1)	$—	$66,904	$—
Proved properties(2)	$—	$—	$262,976
Unproved properties(2)	$—	$—	$197,770

	As of December 31, 2014
	Level 1	Level 2	Level 3
	(in thousands)
Derivative assets(1)	$—	$104,005	$—
Proved properties(2)	$—	$—	$407,900
Asset retirement obligations(3)	$—	$—	$6,200
____________________________________________________________________________

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

(2)
This represents non-financial assets that are measured at fair value on a nonrecurring basis due to impairments. This is the fair value of the asset base that was subjected to impairment and does not reflect the entire asset balance as presented on the accompanying balance sheets. Please refer to the Proved Oil and Gas Properties and Unproved Oil and Gas Properties sections below for additional discussion.

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

Proved Oil and Gas Properties

Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. The Company uses Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the NYMEX strip pricing, adjusted for basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. The Company impaired the Mid-Continent region which had a fair value of $429.8 million to its fair value of $263.0 million and recognized an impairment of $166.8 million for the nine months ended September 30, 2015. The Company impaired the Dorcheat Macedonia Field which had a carrying value of $519.2 million to its fair value of $391.9 million and recognized an impairment of $127.3 million for the year ended December 31, 2014. The Company impaired the McKamie Patton Field which had a carrying value of $41.0 million to its fair value of $16.0 million and recognized an impairment of $25.0 million for the year ended December 31, 2014. The Company impaired the McCallum Field which had a carrying value of $15.3 million to its fair value of zero and recognized an impairment of $15.3 million for the year ended December 31, 2014.

Unproved Oil and Gas Properties

Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. To measure the fair value of unproved properties, the Company uses Level 3 inputs and the income valuation technique, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, remaining lease life, and estimated reserve values. Unproved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company uses the price received for similar acreage in recent transactions by the Company or other market participants in the principal market. The Company impaired non-core acreage in the Wattenberg Field due to lease expirations, which had a carrying value of $210.7 million to its fair value of $197.8 million and recognized an impairment of unproved properties for the nine months ended September 30, 2015 of $12.9 million. The Company also fully impaired the North Park Basin in June 2015, due to a change in the Company’s development plan, recognizing an impairment of unproved properties of $8.7 million. There were no unproved properties measured at fair value as of December 31, 2014.

Asset Retirement Obligation

The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value as of September 30, 2015.  The Company had $6.2 million of asset retirement obligations recorded at fair value as of December 31, 2014.

Long-term Debt

As of September 30, 2015, the Company had $500 million of outstanding 6.75% Senior Notes and $300 million of outstanding 5.75% Senior Notes, all of which are unsecured senior obligations. The 6.75% Senior Notes are recorded at cost, plus the unamortized premium, on the accompanying balance sheets at $506.7 million and $507.6 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of the 6.75% Senior Notes as of September 30, 2015 and December 31, 2014 was $350.0 million and $440.0 million, respectively. The 5.75% Senior Notes are recorded at cost on the accompanying balance sheets at $300.0 million as of September 30, 2015 and December 31, 2014. The fair value of the 5.75% Senior Notes as of September 30, 2015 and December 31, 2014 was $198.0 million and $243.0 million, respectively. The Senior Notes are measured using Level 1 inputs based on a secondary market trading price. The Company’s revolving credit facility approximates fair value as the applicable interest rates are floating. The outstanding balance under the revolving credit facility as of September 30, 2015 and December 31, 2014 was $69.0 million and $33.0 million, respectively.

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

As of September 30, 2015, and as of the filing date of this report, the Company had the following derivative commodity contracts in place:

Settlement Period	Derivative Instrument	Total Volumes (Bbls/MMBtu per day)	Average Fixed Price	Average Short Floor Price	Average Floor Price	Average Ceiling Price	Fair Market Value of Assets
							(in thousands)
Oil
4Q 2015	Swap	6,000	$72.16				$14,538
4Q 2015	2-Way Collar	6,500			$84.62	$95.49	23,187
2016	3-Way Collar	5,500		$70.00	$85.00	$96.83	28,496
							$66,221
Gas
4Q 2015	3-Way Collar	15,000		$3.50	$4.00	$4.75	$683
							$683

Total							$66,904

Derivative Assets and Liabilities Fair Value

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities.

The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Balance Sheet Location	Fair Value
		(in thousands)
Derivative Assets:
Commodity contracts	Current assets	$60,004
Commodity contracts	Noncurrent assets	6,900
Derivative Liabilities:
Commodity contracts	Current liabilities	—
Commodity contracts	Long-term liabilities	—
Total derivative asset		$66,904

	As of December 31, 2014
	Balance Sheet Location	Fair Value
		(in thousands)
Derivative Assets:
Commodity contracts	Current assets	$86,240
Commodity contracts	Noncurrent assets	17,765
Derivative Liabilities:
Commodity contracts	Current liabilities	—
Commodity contracts	Long-term liabilities	—
Total derivative asset		$104,005

The following table summarizes the components of the derivative gain presented on the accompanying statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Derivative cash settlement gain (loss):
Oil contracts(1)	$37,027	$(1,577)	$86,325	$(9,171)
Gas contracts	690	583	2,047	35
Total derivative cash settlement gain (loss)(2)	$37,717	$(994)	$88,372	$(9,136)

Change in fair value gain (loss)	$177	$51,840	$(37,100)	$23,897

Total derivative gain(3)	$37,894	$50,846	$51,272	$14,761
____________________________________________________________________________

(1)	During the nine months ended September 30, 2015, the Company paid $10.5 million to convert its three-way collars, scheduled to settle during the third and fourth quarters of 2015, to two-way collars.

(2)
Derivative cash settlement gain (loss) for the nine months ended September 30, 2015 and 2014 is reported in the derivative cash settlements line item on the accompanying statements of cash flows within the net cash used in investing activities.

(3)
Total derivative gain for the nine months ended September 30, 2015 and 2014 is reported in the derivative gain line item on the accompanying statements of cash flows within the net cash provided by operating activities.

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

The Company issues PSUs, which represent the right to receive, upon settlement of the PSUs, a number of shares of the Company’s common stock that range from zero to two times the number of PSUs granted on the award date. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the measurement period applicable to such PSUs. Please refer to Note 7- Stock-Based Compensation for additional discussion.

The following table sets forth the calculation of income (loss) per basic and diluted shares from continuing and discontinued operations and net income (loss) for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Income (loss) from continuing operations:
Income (loss) from continuing operations	$(112,299)	$48,854	$(171,884)	$59,696
Less: undistributed income (loss) to unvested restricted stock	(1,923)	914	(2,916)	1,124
Undistributed income (loss) to common shareholders	(110,376)	47,940	(168,968)	58,572
Basic income (loss) per common share from continuing operations	$(2.25)	$1.18	$(3.56)	$1.47
Diluted income (loss) per common share from continuing operations	$(2.25)	$1.18	$(3.56)	$1.46

Income (loss) from discontinued operations:
Income (loss) from discontinued operations	$—	$(72)	$—	$3,775
Less: undistributed income (loss) to unvested restricted stock	—	(1)	—	71
Undistributed income (loss) to common shareholders	—	(71)	—	3,704
Basic income per common share from discontinued operations	$—	$—	$—	$0.09
Diluted income per common share from discontinued operations	$—	$—	$—	$0.09

Net income (loss):
Net income (loss)	$(112,299)	$48,782	$(171,884)	$63,471
Less: undistributed income (loss) to unvested restricted stock	(1,923)	913	(2,916)	1,195
Undistributed income (loss) to common shareholders	(110,376)	47,869	(168,968)	62,276
Basic net income (loss) per common share	$(2.25)	$1.18	$(3.56)	$1.56
Diluted net income (loss) per common share	$(2.25)	$1.18	$(3.56)	$1.55

Weighted-average shares outstanding - basic	48,962	40,556	47,485	39,958
Add: dilutive effect of contingent PSUs	—	152	—	147
Weighted-average shares outstanding - diluted	48,962	40,708	47,485	40,105
The Company was in a net loss position for the three and nine month periods ended September 30, 2015, which made the 156,750 and 265,280 potentially dilutive shares anti-dilutive, respectively.  The Company had no anti-dilutive shares for the three and nine month periods ended September 30, 2014.

NOTE 11 - CAPITAL STOCK

On February 6, 2015, the Company completed a public offering of 8,050,000 shares of its common stock generating net proceeds of $202.7 million after deducting underwriter discounts, commissions and offering expenses of approximately $6.6 million. The Company used a portion of the net proceeds to repay all of the then outstanding borrowings under its revolving credit facility and for general corporate purposes, including its drilling and development program and other capital expenditures.

NOTE 12 - INCOME TAXES

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. During the three and nine month periods ended September 30, 2015, the effective tax rate was 37.8% and 37.9%, respectively. During the three and nine month periods ended September 30, 2014, the effective tax rate was 38.4%.

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
As of September 30, 2015, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company's tax position taken thus far in 2015. Given the substantial net operating loss carry forward at the federal level, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated, and any such adjustments would very likely adjust only net operating loss carry forward.

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

Our operations are focused in the Wattenberg Field in Colorado, which we have designated the Rocky Mountain region, and the Dorcheat Macedonia Field in southern Arkansas, which we have designated the Mid-Continent region. The Wattenberg Field is one of the premier oil and gas resource plays in the United States benefiting from a low cost structure and strong production efficiencies. Our management team has extensive experience operating oil and gas properties and significant expertise in horizontal drilling and fracture stimulation, which we believe will continue to contribute to the development of our sizable inventory of projects, including those targeting the Niobrara and Codell formations in the Rocky Mountain region. Our corporate strategy is to create stockholder value by capitalizing on the existing infrastructure and reduced well costs within the Wattenberg Field and engaging in prudent evaluations of potential acquisitions. We operate approximately 98% of our proved reserves with an average working interest of approximately 89% providing us with significant control over the rate of development of our asset base. Despite the continued uncertainty surrounding the global economy and volatility in commodity prices, we believe the economic returns and economic growth generated by our portfolio of oil and gas assets position us well moving forward.
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
Financial and Operating Highlights

Our financial results and operational highlights included:

•	Total liquidity of $494.3 million, consisting of a period-end cash balance plus funds available under our revolving credit facility;

•
Despite a significant decline in oil and gas prices, the borrowing base under our revolving credit facility only decreased 14% from $550 million to $475 million during the semi-annual redetermination in the third quarter of 2015;

•
Increased sales volumes by 14% to 2,663.5 MBoe in the third quarter of 2015 from 2,346.4 MBoe in the third quarter of 2014, with oil and NGL production representing 76% of total sales volumes in the third quarter of 2015;

•
Cash operating costs, which consist of lease operating expense, severance and ad valorem taxes, and the cash portion of general and administrative expense, per barrel decreased by $5.26 per Boe to $14.01 per Boe as compared to the third quarter of 2014;

•	Realized a 23% reduction in our drilling and completion costs on our standard reach laterals during 2015 when compared to the same period in 2014;

•
As of the third quarter of 2015, we had $362.9 million of assets held for sale representing all assets in our Rocky Mountain Infrastructure, LLC subsidiary, all assets within our Mid-Continent region and all assets in the North Park Field which sales, if consummated, would allow the Company to focus on its core assets within the Wattenberg Field. Subsequent to quarter end, we entered into a purchase agreement to sell our Rocky Mountain Infrastructure, LLC subsidiary for total cash consideration of up to $255 million, of which $175 million is to be paid upon closing. Please refer to Note 3 - Assets Held for Sale above for additional discussion;

•	Drilled 21 and completed 24 gross wells within our Rocky Mountain region and drilled 8 and completed 7 gross wells within our Mid-Continent region during the third quarter of 2015;

•	Cash deployed for capital projects during the nine months ended September 30, 2015 was $302.0 million; and

•
During 2015, the Company, along with a third-party midstream entity, completed pipeline infrastructure that allowed for connectivity in our east and west legacy acreage in the Wattenberg Field relieving line pressure constraints and allowing more flexibility.

Outlook for 2015

Because the global economic outlook, central bank policies and commodity price environment are uncertain, we have planned a flexible capital spending program for the remainder of 2015. We currently estimate the mid-point of our total capital expenditures in 2015 to be approximately $420 million, allocating approximately 90% to the Wattenberg Field and 10% to southern Arkansas. Actual capital expenditures are subject to a number of factors, including economic conditions and commodity prices, and the Company may reduce or augment the capital budget as appropriate during the remainder of the year. During the third quarter of 2015, we revised our annual mid-point sales volume to 28,200 Boe per day.

The Company released one of its two operated rigs during the third quarter of 2015. The Company anticipates drilling the same number of wells in 2015 as originally projected just with a lower average rig count. Due to the current drilling program, the Company underwent a reorganization to better align its employee base with current activity resulting in a one-time $1.2 million severance payout. This will result in an annual savings in general and administrative expense of approximately $5.3 million on a go-forward basis.

The oil and gas industry has experienced depressed commodity prices for a sustained period of time and as a result the Company has incurred impairment charges that are likely to be seen in the near future if commodity prices further decrease.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Three Months Ended September 30,
				Percent
	2015	2014	Change	Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$60,282	$130,764	$(70,482)	(54)%
Natural gas sales	8,033	20,488	(12,455)	(61)%
Natural gas liquids sales	3,834	5,119	(1,285)	(25)%
Product revenue	$72,149	$156,371	$(84,222)	(54)%

Sales Volumes:
Crude oil (MBbls)	1,550.8	1,524.5	26.3	2%
Natural gas (MMcf)	3,766.0	4,305.1	(539.1)	(13)%
Natural gas liquids (MBbls)	485.0	104.4	380.6	365%
Crude oil equivalent (MBoe)(1)	2,663.5	2,346.4	317.1	14%

Average Sales Prices (before derivatives)(2):
Crude oil (per Bbl)	$38.87	$85.78	$(46.91)	(55)%
Natural gas (per Mcf)	$2.13	$4.76	$(2.63)	(55)%
Natural gas liquids (per Bbl)	$7.91	$49.03	$(41.12)	(84)%
Crude oil equivalent (per Boe)(1)	$27.09	$66.64	$(39.55)	(59)%

Average Sales Prices (after derivatives)(2)(3):
Crude oil (per Bbl)	$62.75	$84.74	$(21.99)	(26)%
Natural gas (per Mcf)	$2.32	$4.89	$(2.57)	(53)%
Natural gas liquids (per Bbl)	$7.91	$49.03	$(41.12)	(84)%
Crude oil equivalent (per Boe)(1)	$41.25	$66.22	$(24.97)	(38)%
____________________________________________________________________________

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

Revenues decreased by 54%, to $72.1 million, for the three months ended September 30, 2015 compared to $156.4 million for the three months ended September 30, 2014 largely due to a 59% decrease in oil equivalent pricing. The decreased pricing was offset by increased sales volumes of 14% for the three months ended September 30, 2015 compared to the same period in 2014. The increased volumes are a direct result of $165.5 million expended for drilling and completion during the last quarter of 2014 and $375.7 million expended during the first three quarters of 2015. During the period from September 30, 2014 through September 30, 2015, we drilled 99 and completed 103 gross wells in the Rocky Mountain region and drilled 31 and completed 33 gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended September 30,
				Percent
	2015	2014	Change	Change
	(In thousands, except percentages)
Expenses:
Lease operating expense	$20,236	$18,217	$2,019	11%
Severance and ad valorem taxes	2,411	15,334	(12,923)	(84)%
Exploration	6,979	3,291	3,688	112%
Depreciation, depletion and amortization	58,635	63,241	(4,606)	(7)%
Impairment of oil and gas properties	166,780	—	166,780	100%
Abandonment and impairment of unproved properties	1,630	—	1,630	100%
General and administrative	17,818	14,814	3,004	20%
Operating Expenses	$274,489	$114,897	$159,592	139%

Selected Costs ($ per Boe)(1):
Lease operating expense	$7.60	$7.76	$(0.16)	(2)%
Severance and ad valorem taxes	0.91	6.54	(5.63)	(86)%
Exploration	2.62	1.40	1.22	87%
Depreciation, depletion and amortization	22.01	26.95	(4.94)	(18)%
Impairment of oil and gas properties	62.62	—	62.62	100%
Abandonment and impairment of unproved properties	0.61	—	0.61	100%
General and administrative	6.69	6.31	0.38	6%
Operating Expenses	$103.06	$48.96	$54.10	110%
____________________________________________________________________________

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

Lease Operating Expense.  Our lease operating expense increased $2.0 million, or 11%, to $20.2 million for the three months ended September 30, 2015 from $18.2 million for the three months ended September 30, 2014 and decreased on an equivalent basis from $7.76 per Boe to $7.60 per Boe. The increase in aggregate lease operating expense was related to increased sales volumes of 14% during the three months ended September 30, 2015 when compared to the same period in 2014. Our lease operating expense per Boe were commensurate between the three months ended September 30, 2015 and 2014.

Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased $12.9 million to $2.4 million for the three months ended September 30, 2015 from $15.3 million for the three months ended September 30, 2014. Severance and ad valorem taxes primarily correlate to revenue. Revenues decreased by 54% for the three months ended September 30, 2015 when compared to the same period in 2014 causing the severance and ad valorem taxes to decrease coupled with a tax refund received during the third quarter of 2015. Additionally, our ad valorem tax credits available for deduction increased in the third quarter of 2015 when compared to the same period in 2014 due to continued development of the Wattenberg Field which further reduced our effective severance tax rate.

Exploration.  Our exploration expense increased $3.7 million to $7.0 million during the three months ended September 30, 2015 from $3.3 million for the three months ended September 30, 2014. During the three months ended September 30, 2015, we incurred $6.8 million of charges for exploratory wells located outside of our current development area in southern Arkansas, which we were unable to assign economic proved reserves.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense decreased $4.6 million, or 7%, to $58.6 million for the three months ended September 30, 2015 from $63.2 million for the three months ended September 30, 2014 and decreased on an equivalent basis from $26.95 per Boe to $22.01 per Boe. The decrease was primarily related to assets held for sale not being depreciated for a portion of the third quarter of 2015 coupled with an increase in production of 14%.

Impairment of oil and gas properties. Our impairment of proved properties increased 100%, to $166.8 million for the three months ended September 30, 2015 when compared to three months ended September 30, 2014. We impaired our Mid-Continent assets by $166.8 million to their fair value upon classification as assets held for sale. There were no impairment charges to oil and gas properties during the three months ended September 30, 2014.
Abandonment and impairment of unproved properties.  Our abandonment and impairment of unproved properties increased 100% to $1.6 million for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. The Company incurred $1.6 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the three months ended September 30, 2015. There were no unproved properties impaired during the three months ended September 30, 2014.

General and administrative. Our general and administrative expense increased $3.0 million, or 20%, to $17.8 million for the three months ended September 30, 2015 from $14.8 million for the comparable period in 2014 and increased on an equivalent basis to $6.69 per Boe from $6.31 per Boe. For most of the third quarter of 2015, the Company had a higher headcount when compared to the same period in 2014, which resulted in higher wages, benefits, and bonuses of $1.8 million. Due to the current drilling program, the Company underwent a reorganization at the end of the third quarter of 2015 to better align its employee base with current activity resulting in a one-time $1.2 million severance payout

Derivative gain.  Our derivative gain decreased $12.9 million to $37.9 million for the three month period ended September 30, 2015 from a $50.8 million gain for the comparable period in 2014. The decrease in gain related to a reduction in hedged volumes during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. Please refer to Note 9 - Derivatives above for additional discussion.

Interest expense.  Our interest expense for the three months ended September 30, 2015 increased 6%, to $14.1 million compared to $13.2 million for the three months ended September 30, 2014. Interest expense, including amortization of the premium and financing costs, on the Senior Notes for the three month periods ended September 30, 2015 and 2014 was $13.0 million and $12.2 million, respectively. Average debt outstanding for the three months ended September 30, 2015 was $862.0 million as compared to $764.9 million for the comparable period in 2014.

Income tax benefit (expense). Our estimate for federal and state income tax benefit for the three months ended September 30, 2015 was $68.3 million from continuing operations as compared to income tax expense of $30.4 million for the three months ended September 30, 2014. We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation. Our effective tax rates for the three month periods ended September 30, 2015 and 2014 were 37.8% and 38.4%, respectively, which differs from the U.S. statutory income tax rate primarily due to the effects of state income taxes.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Nine Months Ended September 30,
				Percent
	2015	2014	Change	Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$196,205	$361,955	$(165,750)	(46)%
Natural gas sales	23,106	58,737	(35,631)	(61)%
Natural gas liquids sales	16,336	14,749	1,587	11%
CO2 sales	—	7	(7)	(100)%
Product revenue	$235,647	$435,448	$(199,801)	(46)%

Sales Volumes:
Crude oil (MBbls)	4,574.3	4,065.1	509.2	13%
Natural gas (MMcf)	10,808.8	11,091.4	(282.6)	(3)%
Natural gas liquids (MBbls)	1,315.0	285.1	1,029.9	361%
Crude oil equivalent (MBoe)(1)	7,690.8	6,198.8	1492	24%

Average Sales Prices (before derivatives)(2):
Crude oil (per Bbl)	$42.89	$89.04	$(46.15)	(52)%
Natural gas (per Mcf)	$2.14	$5.30	$(3.16)	(60)%
Natural gas liquids (per Bbl)	$12.42	$51.73	$(39.31)	(76)%
Crude oil equivalent (per Boe)(1)	$30.64	$70.25	$(39.61)	(56)%

Average Sales Prices (after derivatives)(2)(3):
Crude oil (per Bbl)	$61.76	$86.78	$(25.02)	(29)%
Natural gas (per Mcf)	$2.33	$5.30	$(2.97)	(56)%
Natural gas liquids (per Bbl)	$12.42	$51.73	$(39.31)	(76)%
Crude oil equivalent (per Boe)(1)	$42.13	$68.77	$(26.64)	(39)%
____________________________________________________________________________

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

Revenues decreased by 46%, to $235.6 million, for the nine months ended September 30, 2015 compared to $435.4 million for the nine months ended September 30, 2014 largely due to a 56% decrease in oil equivalent pricing. The decreased pricing was offset by increased sales volumes of 24% for the nine months ended September 30, 2015 compared to the same period in 2014. The increased volumes are a direct result of $165.5 million expended for drilling and completion during the last quarter of 2014 and $375.7 million expended during the first three quarters of 2015. During the period from September 30, 2014 through September 30, 2015, we drilled 99 and completed 103 gross wells in the Rocky Mountain region and drilled 31 and completed 33 gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated.

	Nine Months Ended September 30,
				Percent
	2015	2014	Change	Change
	(In thousands, except percentages)
Expenses:
Lease operating expense	$60,395	$53,316	$7,079	13%
Severance and ad valorem taxes	13,055	42,347	(29,292)	(69)%
Exploration	13,225	4,470	8,755	196%
Depreciation, depletion and amortization	187,564	158,489	29,075	18%
Impairment of oil and gas properties	166,780	—	166,780	100%
Abandonment and impairment of unproved properties	21,627	—	21,627	100%
General and administrative	56,292	63,075	(6,783)	(11)%
Operating Expenses	$518,938	$321,697	$197,241	61%

Selected Costs ($ per Boe)(1):
Lease operating expense	$7.85	$8.60	$(0.75)	(9)%
Severance and ad valorem taxes	1.70	6.83	(5.13)	(75)%
Exploration	1.72	0.72	1.00	139%
Depreciation, depletion and amortization	24.39	25.57	(1.18)	(5)%
Impairment of proved properties	21.69	—	21.69	100%
Abandonment and impairment of unproved properties	2.81	—	2.81	100%
General and administrative	7.32	10.18	(2.86)	(28)%
Operating Expenses	$67.48	$51.90	$15.58	30%
____________________________________________________________________________

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

Lease Operating Expense.  Our lease operating expense increased $7.1 million, or 13%, to $60.4 million for the nine months ended September 30, 2015 from $53.3 million for the nine months ended September 30, 2014 and decreased on an equivalent basis from $8.60 per Boe to $7.85 per Boe. The increase in aggregate lease operating expense was related to increased sales volumes of 24% during the nine months ended September 30, 2015 when compared to the same period in 2014. During the nine month period ended September 30, 2015, the largest component of lease operating expense was compression which increased $3.8 million over the comparable period in 2014. The Company generated efficiencies to reduce operating costs and negotiated contract reductions while increasing production for the nine months ended September 30, 2015 driving the per barrel rate down when compared to the same period in 2014.

Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased $29.2 million to $13.1 million for the nine months ended September 30, 2015 from $42.3 million for the nine months ended September 30, 2014. Severance and ad valorem taxes primarily correlate to revenue, which decreased by 46% for the nine months ended September 30, 2015 when compared to the same period in 2014. Our ad valorem tax credits available for deduction increased for the nine months ended September 30, 2015 when compared to the same period in 2014 due to continued development of the Wattenberg Field which further reduced our effective severance tax rate.

Exploration.  Our exploration expense increased $8.7 million to $13.2 million during the nine months ended September 30, 2015 from $4.5 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we incurred charges for exploratory wells located in the North Park Basin and outside of our current development area in southern Arkansas for $5.7 million and $6.8 million, respectively, which we were unable to assign economic proved reserves and paid $700,000 in delay rentals. During the nine months ended September 30, 2014, we incurred a $1.0 million dry hole charge related to a vertical well within the Wattenberg Field drilled to test the Lyons formation and incurred $3.2 million of seismic charges for an acquisition project within the Wattenberg Field.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased $29.1 million, or 18%, to $187.6 million for the nine months ended September 30, 2015 from $158.5 million for the nine months ended September 30, 2014. Our depreciation, depletion and amortization expense per Boe were commensurate between the nine months ended September 30, 2015 and 2014.

Impairment of oil and gas properties. Our impairment of proved properties increased 100%, to $166.8 million for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. We impaired our Mid-Continent assets by $166.8 million to their fair value upon classification as assets held for sale. There were no impairment charges to oil and gas properties during the nine months ended September 30, 2014.

Abandonment and impairment of unproved properties.  Our abandonment and impairment of unproved properties increased 100% to $21.6 million for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The Company incurred $12.9 million of impairment charges for non-core leases expiring within the Wattenberg Field and $8.7 million of impairment charges to fully impair the North Park Basin due to a change in our development plan during the nine months ended September 30, 2015. There were no unproved properties impaired during the nine months ended September 30, 2014.

General and administrative. Our general and administrative expense decreased $6.8 million, or 11%, to $56.3 million for the nine months ended September 30, 2015 from $63.1 million for the comparable period in 2014 and decreased on an equivalent basis to $7.32 per Boe from $10.18 per Boe. The decrease in general and administrative expense for the nine months ended September 30, 2015 when compared to the same period in 2014 was primarily due to executive departure costs that occurred in 2014.

Derivative gain.  Our derivative gain increased $36.5 million to $51.3 million for the nine months ended September 30, 2015 from a $14.8 million gain for the comparable period in 2014. The gain was primarily the result of realized prices being less than the contract prices to a greater extent during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Please refer to Note 9 - Derivatives above for additional discussion.

Interest expense.  Our interest expense for the nine months ended September 30, 2015 increased $10.8 million, to $42.8 million compared to $32.0 million for the nine months ended September 30, 2014. The increase for the nine months ended September 30, 2015 was primarily due to the issuance of $300 million of 5.75% Senior Notes at the beginning of the third quarter of 2014. Interest expense, including amortization of the premium and financing costs, on the Senior Notes for the nine month periods ended September 30, 2015 and 2014 was $39.1 million and $29.2 million, respectively. Average debt outstanding for the nine months ended September 30, 2015 was $836.0 million as compared to $593.0 million for the comparable period in 2014.

Income tax benefit (expense). Our estimate for federal and state income tax benefit for the nine months ended September 30, 2015 was $104.8 million from continuing operations as compared to income tax expense of $37.2 million for the nine months ended September 30, 2014. We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation. Our effective tax rates for the nine months ended September 30, 2015 and 2014 were 37.9% and 38.4%, respectively, which differs from the U.S. statutory income tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

We fund our operations, capital expenditures and working capital requirements with cash flows from our operating activities, borrowings under our revolving credit facility, divestitures of non-core assets and by accessing the debt and capital markets.

We anticipate funding our remaining 2015 capital program with our operating cash flows and borrowings under our revolving credit facility, if necessary. We anticipate funding our 2016 capital program with our operating cash flows and cash received from the sale of our Rocky Mountain Infrastructure, LLC subsidiary. We believe that we will have sufficient cash flows to fund our business for at least the next 12 months. To the extent actual operating results differ from our anticipated results or our borrowing base under our revolving credit facility is redetermined at a substantially lower amount, our liquidity could be adversely affected. If commodity prices remain constrained or continue to drop, it is possible that our borrowing base will be reduced at our next redetermination, which is set to occur in May 2016. A reduction to our borrowing base would result in less funds available for our drilling program, which could result in a reduced reserve base. We currently anticipate exiting the first quarter of 2016 with nothing drawn upon our revolving credit facility and intend for it to remain as such throughout 2016.
As of September 30, 2015, our borrowing base was $550 million, and we elected to limit our bank commitments to $500 million while reserving the option to access the full $550 million, at the Company’s request. As of September 30, 2015, we had $69 million outstanding on our revolving credit facility, a $12 million letter of credit issued, and $469.0 million of available borrowing capacity. On October 19, 2015, our borrowing base decreased 14% from $550.0 million to $475.0 million, despite a 56% reduction in our oil equivalent pricing. The $475.0 million borrowing base now equals the commitment level under the revolving credit facility. Our weighted-average interest rates (excluding amortization of deferred financing costs and the accretion of our contractual obligation for land acquisition) on borrowings from our revolving credit facility were 1.69% and 2.06%, respectively, for the nine months ended September 30, 2015 and 2014. Our commitment fees were $1.5 million and $1.4 million, respectively, for the nine months ended September 30, 2015 and 2014.
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

Subsequent to September 30, 2015, the Company entered into a purchase agreement with a midstream partner to divest of its Rocky Mountain Infrastructure, LLC subsidiary for total cash consideration of up to $255 million, of which $175 million is to be paid upon closing with the remainder to be paid over the next two consecutive years based on execution of an agreed upon drilling program. The Company expects to close this transaction by January 31, 2016.

For the remainder of 2015, we have 6,500 Bbls per day of oil hedged with two-way collars with an average ceiling of $95.49 per Bbl and average floor of $84.62 per Bbl. For the remainder of 2015, we have 6,000 Bbls per day of oil hedged with swaps with a fixed price of $72.16 per Bbl. For the remainder of 2015, we have 15,000 Mcf per day of natural gas hedged with three-way collars with an average ceiling of $4.75 per Mcf, average floor of $4.00 per Mcf and average short floor of $3.50 per Mcf. These commodity derivatives, along with our swaps represent approximately 53% of our anticipated production for the fourth quarter of 2015. In 2016, we have 5,500 Bbls per day of oil hedged with three-way collars with an average ceiling of $96.83 per Bbl, average floor of $85.00 per Bbl and average short floor of $70.00 per Bbl. We expect that our commodity derivative positions will provide partial stabilization of our expected cash flows from operations. Please refer to Note 9 — Derivatives above for a summary of derivatives in place and Item 3. Quantitative and Qualitative Disclosures About Market Risks below for additional discussion.
The following table summarizes our cash flows and other financial measures for the periods indicated.

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$85,152	$275,962
Net cash used in investing activities	(297,825)	(651,399)
Net cash provided by financing activities	235,415	287,473
Cash and cash equivalents	25,326	92,618
Acquisition of oil and gas properties	(13,602)	(178,883)
Exploration and development of oil and gas properties	(361,018)	(448,586)

Cash flows provided by operating activities

During the nine month period ended September 30, 2015, we generated $85.2 million of cash provided by operating activities, a decrease of $190.8 million from the comparable period in 2014. The decrease in cash flows from operating activities resulted primarily from a 56% decrease in oil equivalent pricing, compounded by increased lease operating expenses and dry hole costs and was partially offset by a 24% increase in sales volumes during the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014. See Results of Operations above for more information on the factors driving these changes.

Cash flows used in investing activities

Expenditures for development of oil and natural gas properties are the primary use of our capital resources. Net cash used in investing activities for the nine months ended September 30, 2015 decreased $353.6 million as compared to the same period in 2014. For the nine months ended September 30, 2015, cash used for the acquisition of oil and gas properties was $13.6 million and cash used for the development of oil and natural gas properties was $361.0 million which was offset by net derivative cash receipts of $88.4 million. For the nine months ended September 30, 2014, cash used for the acquisition of oil and gas properties was $178.9 million and cash used for the development of oil and natural gas properties was $448.6 million and derivative cash payments was $9.1 million.

Cash flows provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2015 decreased $52.1 million, compared to the same period in 2014. The decrease was primarily due to $202.7 million of net proceeds from the sale of common stock that occurred during the nine months ended September 30, 2015 plus net proceeds of $36 million from our revolving credit facility compared to $293.1 million of net proceeds from the sale of Senior Notes during the nine months ended September 30, 2014.

New Accounting Pronouncements

Please refer to Note 2 — Basis of Presentation under Part I, Item 1 of this report for any recently issued or adopted accounting standards.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2014 Form 10-K.

Effects of Inflation and Pricing

Inflation in the United States has been relatively low in recent years and dropped even lower during 2014, which did not have a material impact on our results of operations for the three and nine month periods ended September 30, 2015 and 2014. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations, depletion expense, impairment assessments of oil and gas properties, asset retirement obligations, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. Although risk of inflation is always present, given current depressed oil and gas prices, we anticipate that costs of materials and services will continue to decline.

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

Forward‑looking statements include statements related to, among other things:

•	reserves estimates;

•	estimated sales volumes for 2015;

•	amount and allocation of forecasted capital expenditures and plans for funding capital expenditures and operating expenses;

•	ability to modify future capital expenditures;

•	the Wattenberg Field being a premier oil and resource play in the United States;

•	anticipated decline of costs of materials and services;

•	ability to satisfy obligations related to ongoing operations;

•	impact of lower commodity prices;

•	the ability to use derivative instruments to manage commodity price risk and ability to use such instruments in the future;

•	plans to drill or participate in wells including the intent to focus in specific areas or formations;

•	our estimated revenues and losses;

•	the timing and success of specific projects;

•	intentions with respect to working interest percentages;

•	management and technical team;

•	outcomes and effects of litigation, claims and disputes;

•	our business strategy;

•	continued development of projects targeting the Niobrara and the Codell formations;

•	impact of recently issued accounting pronouncements;

•	the Company’s tax position and future tax adjustments;

•	our financial position;

•	the amount and availability of our borrowing base under our revolving credit facility and the effect of future borrowing base redeterminations;

•	our cash flow and liquidity being sufficient to fund our business for at least the next 12 months;

•	our future production (including components of such production);

•	impact of commodity derivative positions;

•	2015 and 2016 outlook;

•	anticipated closing and impact of the divestiture of our Rocky Mountain Infrastructure, LLC subsidiary;

•	our ability to satisfy delivery commitments;

•	impacts of the Company's reorganization; and

•	other statements concerning our operations, economic performance and financial condition.

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

Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	the risk factors discussed in Part I, Item 1A of our 2014 Form 10‑K;

•	declines or volatility in the prices we receive for our oil, natural gas liquids and natural gas;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	ability of our customers to meet their obligations to us;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future sales volume rates and associated costs;

•	uncertainties associated with estimates of proved oil and gas reserves and, in particular, probable and possible resources;

•	the possibility that the industry may be subject to future local, state, and federal regulatory or legislative actions (including additional taxes and changes in environmental regulation);

•	environmental risks;

•	seasonal weather conditions and lease stipulations;

•	drilling and operating risks, including the risks associated with the employment of horizontal drilling techniques;

•	our ability to acquire adequate supplies of water for drilling and completion operations;

•	availability of oilfield equipment, services and personnel;

•	exploration and development risks;

•	competition in the oil and natural gas industry;

•	management’s ability to execute our plans to meet our goals;

•	risks related to our derivative instruments;

•	our ability to attract and retain key members of our senior management and key technical employees;

•	our ability to maintain effective internal controls;

•	access to adequate gathering systems and pipeline take‑away capacity to provide adequate infrastructure for the products of our drilling program;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	costs and other risks associated with perfecting title for mineral rights in some of our properties;

•	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations or pricing;

•	availability of funds to operate our business if there is a significant further reduction in our borrowing base; and

•	the ability to realize recorded values for our assets held for sale.

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
Commodity Derivative Contracts
Our primary commodity risk management objective is to reduce volatility in our cash flows. We enter into derivative contracts for oil and natural gas using NYMEX futures or over-the-counter derivative financial instruments with counterparties who we believe are well-capitalized and have been approved by our board of directors.
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
Interest Rates
As of September 30, 2015,  we had $69.0 million outstanding under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a fluctuating rate that is tied to an adjusted bank base rate or London Interbank Offered Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.
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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑ 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a‑15(d) or 15d‑15(d) of the Exchange Act during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended September 30, 2015.

Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended September 30, 2015.

				Maximum
			Total Number of	Number of
	Total		Shares	Shares that May
	Number of	Average Price	Purchased as Part of	Be Purchased
	Shares	Paid per	Publicly Announced	Under Plans or
	Purchased(1)	Share	Plans or Programs	Programs
July 1, 2015 — July 31, 2015	2,954	$12.35	—	—
August 1, 2015 — August 31, 2015	7,326	$7.34	—	—
September 1, 2015 — September 30, 2015	3,956	$5.73	—	—
Total	14,236	$7.93	—	—
____________________________________________________________________________

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 12, 2015, the Company’s Board of Directors (the “Board”) agreed to extend the temporary housing and travel benefits afforded to Richard J. Carty, the Company’s President and Chief Executive Officer, pursuant to his employment agreement with the Company dated November 11, 2014 (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Carty was to receive payment or reimbursement of temporary housing expenses in Denver, Colorado and travel expenses to travel between New York, New York and Denver, Colorado through June 30, 2015. As modified by the Board, payment or reimbursement of these expenses was extended through September 30, 2015.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1
Letter Agreement, dated as of October 19, 2015, to the Credit Agreement, among Bonanza Creek Energy, Inc., KeyBank National Association, as Administrative Agent and as Issuing Lender, and the lenders party thereto (incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed on October 20, 2015).

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

101
The following materials from the Bonanza Creek Energy, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†                 Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	November 6, 2015	By:	/s/ Richard J. Carty
Richard J. Carty
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ William J. Cassidy
William J. Cassidy
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Wade E. Jaques
Wade E. Jaques
Vice President and Chief Accounting Officer
(principal accounting officer)