Form 10-Q
period 2016-06-30
Bonanza Creek Energy, Inc.
filed 2016-08-01
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 27, 2016, the registrant had 49,723,220 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$170,171	$21,341
Accounts receivable:
Oil and gas sales	27,536	25,322
Joint interest and other	5,595	31,224
Prepaid expenses and other	5,426	4,078
Inventory of oilfield equipment	8,721	8,543
Derivative asset	4,236	29,566
Total current assets	221,685	120,074
Property and equipment (successful efforts method), at cost:
Proved properties	2,518,080	1,618,970
Less: accumulated depreciation, depletion and amortization	(1,644,334)	(943,081)
Total proved properties, net	873,746	675,889
Unproved properties	169,911	185,530
Wells in progress	19,585	51,196
Oil and gas properties and natural gas plant held for sale, net of accumulated depreciation, depletion and amortization of $636,917 in 2015	—	214,922
Other property and equipment, net of accumulated depreciation of $10,760 in 2016 and $9,407 in 2015	8,259	9,729
Total property and equipment, net	1,071,501	1,137,266
Other noncurrent assets	4,980	2,301
Total assets	$1,298,166	$1,259,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$55,130	$96,360
Oil and gas revenue distribution payable	25,638	27,613
Revolving line of credit - current portion (note 5)	273,333	—
Contractual obligation for land acquisition	—	12,000
Senior Notes - current portion (note 5)	793,168	—
Total current liabilities	1,147,269	135,973
Long-term liabilities:
Long-term debt (note 5)	—	871,666
Ad valorem taxes	6,356	17,069
Asset retirement obligations	26,737	14,935
Asset retirement obligations for assets held for sale	—	10,591
Total liabilities	1,180,362	1,050,234

Commitments and contingencies (note 6)

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 225,000,000 shares authorized, 49,618,876 and 49,754,408 issued and outstanding in 2016 and 2015, respectively	49	49
Additional paid-in capital	811,497	806,386
Retained deficit	(693,742)	(597,028)
Total stockholders’ equity	117,804	209,407
Total liabilities and stockholders’ equity	$1,298,166	$1,259,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Operating net revenues:
Oil and gas sales	$54,530	$90,422	$98,704	$163,498
Operating expenses:
Lease operating expense	10,737	18,169	24,035	35,142
Gas plant and midstream operating expense	3,535	2,726	7,324	5,017
Severance and ad valorem taxes	4,277	4,148	7,431	10,644
Exploration	677	5,748	943	6,246
Depreciation, depletion and amortization	30,927	69,925	57,306	128,929
Impairment of oil and gas properties	—	—	10,000	—
Abandonment and impairment of unproved properties	9,875	14,527	16,781	19,996
General and administrative (including $2,380, $4,359, $5,384 and $7,787, respectively, of stock-based compensation)	13,235	21,602	30,920	38,474
Total operating expenses	73,263	136,845	154,740	244,448
Loss from operations	(18,733)	(46,423)	(56,036)	(80,950)
Other income (expense):
Derivative gain (loss)	(12,923)	(5,478)	(13,930)	13,378
Interest expense	(16,527)	(14,468)	(31,074)	(28,706)
Gain on termination fee (note 3)	—	—	6,000	—
Other gain (loss)	(1,294)	198	(1,674)	148
Total other income (expense)	(30,744)	(19,748)	(40,678)	(15,180)
Loss from operations before taxes	(49,477)	(66,171)	(96,714)	(96,130)
Income tax benefit	—	25,007	—	36,544
Net loss	$(49,477)	$(41,164)	$(96,714)	$(59,586)
Comprehensive loss	$(49,477)	$(41,164)	$(96,714)	$(59,586)

Basic net loss per common share	$(1.00)	$(0.83)	$(1.97)	$(1.25)

Diluted net loss per common share	$(1.00)	$(0.83)	$(1.97)	$(1.25)

Basic weighted-average common shares outstanding	49,277	48,923	49,204	46,734

Diluted weighted-average common shares outstanding	49,277	48,923	49,204	46,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(96,714)	$(59,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	57,306	128,929
Deferred income tax benefit	—	(36,544)
Impairment of oil and gas properties	10,000	—
Abandonment and impairment of unproved properties	16,781	19,996
Dry hole expense	966	5,680
Stock-based compensation	5,384	7,787
Amortization of deferred financing costs and debt premium	2,279	1,226
Accretion of contractual obligation for land acquisition	—	698
Derivative (gain) loss	13,930	(13,378)
Derivative cash settlements	11,401	50,655
Other	(112)	(43)
Changes in current assets and liabilities:
Accounts receivable	23,415	18,319
Prepaid expenses and other assets	(1,348)	(1,348)
Accounts payable and accrued liabilities	(28,457)	(23,054)
Settlement of asset retirement obligations	(75)	(519)
Net cash provided by operating activities	14,756	98,818
Cash flows from investing activities:
Acquisition of oil and gas properties	(816)	(11,914)
Payments of contractual obligation	(12,000)	—
Exploration and development of oil and gas properties	(42,753)	(283,106)
Increase in restricted cash	(2,535)	—
Additions to property and equipment - non oil and gas	39	(649)
Net cash used in investing activities	(58,065)	(295,669)
Cash flows from financing activities:
Proceeds from credit facility	209,000	87,000
Payments to credit facility	(14,667)	(77,000)
Proceeds from sale of common stock	—	209,300
Offering costs related to sale of common stock	—	(6,607)
Offering costs related to sale of Senior Notes	—	(93)
Payment of employee tax withholdings in exchange for the return of common stock	(273)	(2,448)
Deferred restructuring charges	(1,684)	—
Deferred financing costs	(237)	(545)
Net cash provided by financing activities	192,139	209,607
Net change in cash and cash equivalents	148,830	12,756
Cash and cash equivalents:
Beginning of period	21,341	2,584
End of period	$170,171	$15,340
Supplemental cash flow disclosure:
Cash paid for interest	$28,553	$27,396
Cash paid for income taxes	$—	$820
Changes in working capital related to drilling expenditures, natural gas plant expenditures, and property acquisition	$(25,462)	$(12,935)
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

NOTE 2 - BASIS OF PRESENTATION

These statements have been prepared in accordance with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information with the condensed consolidated balance sheets (“balance sheets”) and the condensed consolidated statements of cash flows (“statements of cash flows”) as of December 31, 2015, being derived from audited financial statements. The quarterly financial statements included herein do not necessarily include all of the disclosures as may be required under generally accepted accounting principles for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), except as disclosed herein. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the quarter are not necessarily indicative of the results to be expected for the full fiscal year. The Company evaluated events subsequent to the balance sheet date of June 30, 2016, and through the filing date of this report. Certain prior period amounts are reclassified to conform to the current period presentation, when necessary.

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

Going Concern Uncertainty

Since the first quarter of 2016, the Company’s liquidity outlook has deteriorated due to the borrowing base reduction that occurred in May 2016, the inability to sell assets given current market conditions and counterparty concerns about the Company's liquidity and current capital structure, continuation of depressed commodity prices and the possible inability to access the debt and capital markets. In addition, the Company’s senior secured revolving Credit Agreement (the “revolving credit facility”) is subject to scheduled redeterminations of its borrowing base, semi-annually, as early as April and October of each year, based primarily on reserve report values using lender commodity price expectations at such time as well as other factors within the discretion of the lenders that are party to the revolving credit facility. Due to continued low commodity prices, cessation of the Company’s drilling program, commodity price related reserve write-downs and higher regulatory scrutiny on reserve based lending, we currently expect our borrowing base to be further reduced during our fall redetermination process.

As a result of these and other factors, the following issues have adversely impacted the Company’s ability to continue as a going concern:

•
the Company’s ability to comply, in subsequent reporting periods, as early as the third quarter of 2016, with financial covenants and ratios in its revolving credit facility and indentures has been affected by continued low commodity prices. Absent a waiver, amendment or forbearance agreement, failure to meet these covenants and ratios would result in an Event of Default (as defined in the revolving credit agreement) and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $273.3 million, as of June 30, 2016, to be immediately due and payable. While the Company is currently in compliance, based on the Company’s estimates and expectations for commodity prices in 2016, the Company does not expect to remain in compliance with all of the restrictive covenants contained in its revolving credit facility throughout 2016 unless those requirements are waived or amended. The Company does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated;

•
because the revolving credit facility is effectively fully drawn, any reduction of the borrowing base would require mandatory prepayments to the extent existing indebtedness exceeds the new borrowing base. The Company may not have sufficient cash on hand to be able to make any such mandatory prepayments;

•
the Company’s ability to make interest payments as they become due and repay indebtedness upon maturities (whether under existing terms or as a result of acceleration) is impacted by the Company’s liquidity. As of June 30, 2016, the Company had a $73.3 million borrowing base deficiency under its revolving credit facility and $170.2 million in cash and cash equivalents; and

•
the Company has two purchase and transportation agreements to deliver fixed determinable quantities of crude oil. The first agreement went into effect during the second quarter of 2015 for 12,580 barrels per day over an initial five year term. Based on current production estimates, the Company anticipates shortfalls in delivering the minimum volume commitments as early as September 2016. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential deficiency payments of $2.3 million for the remainder of 2016 and an aggregate $44.8 million in deficiency payments for 2017 through April 2020, when the agreement expires. The second agreement is currently scheduled to take effect on the later of November 1, 2016 or the pipeline completion date, for 15,000 barrels per day over an initial seven year term. Based on current production volumes, the Company believes that it will not be able to designate any barrels to this commitment. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential maximum deficiency payments of $4.8 million in 2016, assuming the pipeline is complete by November 1, 2016, and an aggregate $196.4 million in deficiency payments for 2017 through October 2023, when the agreement expires. The actual amount of deficiency payments could vary depending on the outcome of the Company's ability to execute on one or more of its current liquidity strategies.

If the Company is unable to obtain a waiver from or otherwise reach an agreement with the lenders under the revolving credit facility and the indebtedness under the revolving credit facility is accelerated, then an Event of Default (as defined in the underlying indentures) under the Company's 6.75% Senior Notes due 2021 (“6.75% Senior Notes”) and 5.75% Senior Notes due 2023 (“5.75% Senior Notes”), collectively referred to as the “Senior Notes” would occur. If the default continues beyond any applicable cure periods the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes, may declare the entire principal under the Senior Notes to be due and payable immediately. Furthermore, the Company has decided to defer making the August 1, 2016 interest payment of approximately $8.6 million on its 5.75% Senior Notes. The indenture governing the 5.75% Senior Notes permit the Company a 30 day grace period to make the interest payment. If the Company fails to make the interest payment within the grace period, or is otherwise unable to obtain a waiver or suitable relief from the holders of these Senior Notes, an Event of Default will result. If the default continues beyond the grace period, the trustee or holders of at least 25% in the aggregate outstanding principal amount, may declare the 5.75% Senior Notes to be due and payable immediately. The revolving credit facility and Senior Notes have cross default clauses, as such, if the 5.75% Senior Notes are deemed in default, the trustee or holders of at least 25% in the aggregate outstanding principal amount of the 6.75% Senior Notes, may declare the 6.75% Senior Notes due and payable immediately.

If lenders, and subsequently noteholders, accelerate the Company’s outstanding indebtedness (approximately $1.1 billion as of June 30, 2016), it will become immediately due and payable and the Company will not have sufficient liquidity to repay those amounts.

The significant risks and uncertainties described above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Company is currently in discussions with various stakeholders and is considering pursuing a number of actions including: (i) private issuances of equity or equity-linked securities, debt for equity swaps, or any combination thereof; (ii) in- and out-of-court restructuring transactions; (iii) obtaining waivers or amendments from its lenders; and (iv) continuing to minimize its capital expenditures, reduce costs and maximize cash flows from operations. There can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.

See Note 5 - Long-Term Debt and Note 6 - Commitment and Contingencies for additional details about the Company’s debt and commitments.

Recently Issued Accounting Standards
On January 1, 2016, the Company adopted FASB Update No. 2015 -03 - Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs and Update No. 2015-15, Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements on a retrospective basis. These updates require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The adoption resulted in a reclassification that reduced other noncurrent assets and senior notes - current portion by $12.6 million as of June 30, 2016 and reduced other noncurrent assets and long-term debt by $13.7 million on the accompanying balance sheets as of December 31, 2015.
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

In March 2016, the FASB issued Update No. 2016-08 – Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. This authoritative accounting guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has started reviewing its contracts and is assessing their impact, but does not currently believe this guidance will have a material effect on the Company's financial statements or disclosures.

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

In April 2016, the FASB issued Update No. 2016-10 – Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those two areas. This authoritative accounting guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has started reviewing its contracts and is assessing their impact, but does not currently believe this guidance will have a material effect on the Company's financial statements or disclosures.

In May 2016, the FASB issued Update No. 2016-12 – Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which identifies certain areas for improvement within Topic 606, which specifies the accounting for revenue from contracts with customers. This authoritative accounting guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has started going through its contracts and is assessing their impact, but does not currently believe this guidance will have a material effect on the Company's financial statements or disclosures.

NOTE 3 - ASSETS HELD FOR SALE

Previously, the Company had assets held for sale which consisted of the Company’s ownership interests in Rocky Mountain Infrastructure, LLC (“RMI”) and all assets within the Company's Mid-Continent region. During the current quarter, these assets were placed back in to assets held for use in the proved properties, unproved properties and wells in progress financial statement line items in the accompanying balance sheets, including the corresponding asset retirement obligation liability. The Company recorded $3.0 million of depletion on the RMI assets in the current quarter for the nine months that the assets were classified as held for sale and recorded a $6.0 million gain on termination fee shown in the accompanying statements of operations for the six months ended June 30, 2016. The fair value of the Mid-Continent region was lower than the carrying value of the assets prior to classification as held for sale less any depletion that would have been recognized had the assets continuously been held and used, and therefore, no catch-up depletion was recorded for those assets.

The Company has worked diligently to sell the asset packages listed above, but ultimately determined that the Company's current balance sheet does not support the sale of such assets due to current market conditions and liquidity concerns. Further, the Company's collateral value under the revolving credit facility would have been negatively impacted by either asset sale, thus mitigating any cash gained from such sale.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses contain the following:

	As of June 30,	As of December 31,
	2016	2015
	(in thousands)
Drilling and completion costs	$6,997	$32,459
Accounts payable trade	880	1,085
Accrued general and administrative cost	6,025	10,643
Lease operating expense	4,116	4,731
Accrued reclamation cost	98	162
Accrued interest	14,473	14,231
Production and ad valorem taxes and other	22,541	33,049
Total accounts payable and accrued expenses	$55,130	$96,360

NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following:

	As of June 30,	As of December 31,
	2016	2015
	(in thousands)
Revolving credit facility	$273,333	$79,000
6.75% Senior Notes due 2021	500,000	500,000
Unamortized premium on 6.75% Senior Notes	5,778	6,392
5.75% Senior Notes due 2023	300,000	300,000
Less debt issuance costs - Senior Notes	(12,610)	(13,726)
Total debt, net	1,066,501	871,666
Less current portion(1)	(1,066,501)	—
Total long-term debt	$—	$871,666
______________________

(1)
Due to anticipated covenant violations, the Company classified the revolving credit facility and Senior Notes as current liabilities as of June 30, 2016. Please refer to the Going Concern Uncertainty section in Note 2 - Basis of Presentation for additional discussion.

Credit Facility

The borrowing base under the Company’s senior secured revolving Credit Agreement, dated March 29, 2011, was reduced on May 20, 2016 from $475.0 million to $200.0 million, with the total credit facility size of $1.0 billion remaining unchanged. The borrowing base is redetermined semiannually, as early as April and October of each year. The revolving credit facility is collateralized by substantially all of the Company’s assets and matures on September 15, 2017. As of June 30, 2016, the Company had $273.3 million outstanding under the revolving credit facility and had a borrowing base deficiency of $73.3 million to be paid back in monthly installments of $14.7 million for a total of six months, with no additional available borrowing capacity.

The revolving credit facility restricts, among other items, certain dividend payments, additional indebtedness, asset sales, loans, investments and mergers. The revolving credit facility also contains certain financial covenants, which require the maintenance of certain financial and leverage ratios, as defined by the revolving credit facility. The revolving credit facility contains a ratio of maximum senior secured debt to trailing twelve-month EBITDAX that must not exceed 2.50 to 1.00 and a minimum interest coverage ratio that must exceed 2.50 to 1.00. The maximum senior secured debt ratio is calculated by dividing borrowings under the revolving credit facility, balances drawn under letters of credit, and any outstanding second lien debt divided by trailing twelve-month EBITDAX (defined as earnings before interest expense, income tax expense, depreciation, depletion and amortization expense, and exploration expense and other non-cash charges). The minimum interest coverage ratio is calculated by dividing trailing twelve-month EBITDAX by trailing twelve-month interest expense. The revolving credit facility also contains a minimum current ratio covenant of 1.00 to 1.00. The revolving credit facility agreement states that the current ratio is to exclude the current portion of long-term debt, as such the classification of our long-term debt to current liabilities did not impact the current ratio. The Company was in compliance with all financial and non-financial covenants as of June 30, 2016, and through the filing date of this report. The Company believes that it will be out of compliance by the end of third quarter 2016.

Senior Unsecured Notes

The $500.0 million aggregate principal amount of 6.75% Senior Notes that mature on April 15, 2021 and the $300.0 million aggregate principal amount of 5.75% Senior Notes that mature on February 1, 2023 are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and future unsecured senior debt, and are senior in right of payment to any future subordinated debt. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by our existing and future domestic subsidiaries that guarantee or are borrowers under our revolving credit facility. The Company is subject to certain covenants under the respective indentures governing the Senior Notes that limit the Company’s ability to incur additional indebtedness, issue preferred stock, and make restricted payments, including certain dividends.

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

Commitments

As previously disclosed in the 2015 Form 10-K, the Company has two purchase and transportation agreements to deliver fixed determinable quantities of crude oil. The first agreement went into effect during the second quarter of 2015 for 12,580 barrels per day over an initial five year term. Based on current production estimates, the Company anticipates shortfalls in delivering the minimum volume commitments as early as September 2016. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential deficiency payments of $2.3 million for the remainder of 2016 and an aggregate $44.8 million in deficiency payments for 2017 through April 2020, when the agreement expires.

The second agreement is currently scheduled to take effect on the later of November 1, 2016 or the pipeline completion date for 15,000 barrels per day over an initial seven year term. Based on current production volumes, the Company believes that it will not be able to designate any barrels to this commitment. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential maximum deficiency payments of $4.8 million in 2016, assuming the pipeline is complete by November 1, 2016, and an aggregate $196.4 million in deficiency payments for 2017 through October 2023, when the agreement expires.

The actual amount of deficiency payments could vary depending on the outcome of the Company's ability to execute on one or more of its current liquidity strategies and future drilling. The Company intends to aggressively pursue restructuring these contracts due to continued low commodity prices, the cessation of the Company's drilling program and the Company's current financial condition, which could possibly include altering the volumes, the term of the contracts, and the deficiency fees. The Company expects to have more clarity around its liquidity strategies and restructuring of its purchase and transportation agreements in the third and forth quarters of 2016.

On July 31, 2012, the Company acquired leases to approximately 5,600 net acres in the Wattenberg Field from the State of Colorado, State Board of Land Commissioners. The Company paid approximately $12.0 million at closing and $12.0 million each subsequent year thereafter. During the second quarter of 2016, the Company made the final $12.0 payment, releasing the $12.0 million letter of credit securing future payments.

There have been no other material changes from the commitments disclosed in the notes to the Company’s consolidated financial statements included in the 2015 Form 10-K.

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

Total expense recorded for restricted stock for the three month periods ended June 30, 2016 and 2015 was $1.8 million and $3.6 million, respectively, and $4.1 million and $6.5 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, unrecognized compensation cost was $8.3 million and will be amortized through 2018.

A summary of the status and activity of non-vested restricted stock for the six months ended June 30, 2016 is presented below.

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	731,818	$29.47
Granted	—	$—
Vested	(318,974)	$32.73
Forfeited	(61,949)	$23.18
Non-vested at end of quarter	$350,895	$27.62

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

Total expense recorded for PSUs for the three month period ended June 30, 2016 and 2015 was $0.6 million and $0.9 million, respectively, and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $3.2 million of total unrecognized compensation expense related to unvested PSUs to be amortized through 2018.

A summary of the status and activity of PSUs for the six months ended June 30, 2016 is presented below:

	PSU	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year (1)	114,833	$35.27
Granted(1)	—	$—
Vested(1)	—	$—
Forfeited(1)	(6,529)	$36.21
Non-vested at end of quarter(1)	108,304	$35.24
____________________________

(1)
The number of awards assumes that the associated performance condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.

Long Term Incentive Plan Units

Subsequent to quarter end, the Company granted 2,921,602 of LTIP units (“units”) that will settle in shares of the Company's common stock upon vesting. The units vest in one-third increments over three years. The units contain a share price cap that incrementally decreases the number of shares of the Company's common stock that will be released upon vesting if the Company's common stock were to exceed the share price cap.

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

The following tables present the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of June 30, 2016 and December 31, 2015 and their classification within the fair value hierarchy:

	As of June 30, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Derivative assets(1)	$—	$4,236	$—
Unproved properties(2)	$—	$—	$169,911

	As of December 31, 2015
	Level 1	Level 2	Level 3
	(in thousands)
Derivative assets(1)	$—	$29,566	$—
Proved properties(2)	$—	$—	$811,913
Unproved properties(2)	$—	$—	$185,530
Asset retirement obligations(3)	$—	$—	$2,027
____________________________

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

(2)
This represents non-financial assets that are measured at fair value on a nonrecurring basis due to impairments. This is the fair value of the asset base that was subjected to impairment and may not reflect the entire asset balance as presented on the accompanying balance sheets. Please refer to the Proved Oil and Gas Properties and Unproved Oil and Gas Properties sections below for additional discussion.

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

Proved Oil and Gas Properties

Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. The Company uses Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the NYMEX strip pricing, adjusted for basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. The Company impaired the Mid-Continent region which had a carrying value of $110.0 million to its estimated fair value, based on the latest bid at the time, of $100.0 million and recognized an impairment of $10.0 million during the first quarter of 2016. There were no impairments recorded during the second quarter of 2016. The Company impaired the Mid-Continent region, which had a carrying value of $431.2 million, to its fair value of $110.0 million and recognized an impairment of $321.2 million for the year ended December 31, 2015. The Company impaired the Rocky Mountain region, which had a carrying value of $1.1 billion, to its fair value of $701.9 million and recognized an impairment of $419.3 million for the year ended December 31, 2015.

Unproved Oil and Gas Properties

Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. To measure the fair value of unproved properties, the Company uses Level 3 inputs and the income valuation technique, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, remaining lease life and estimated reserve values. Unproved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company uses the price received for similar acreage in recent transactions by the Company or other market participants in the principal market. Due to leases expiring, the Company impaired non-core acreage in the Wattenberg Field, which had a carrying value of $186.7 million, to its fair value of $169.9 million and recognized an impairment of unproved properties of $16.8 million for the six months ended June 30, 2016. Due to leases expiring, the Company impaired non-core acreage in the Wattenberg Field, which had a carrying value of $210.3 million, to its fair value of $185.5 million and recognized an impairment of unproved properties for the year ended December 31, 2015 of $24.8 million. The Company also fully impaired the North Park Basin in 2015, due to a change in the Company’s development plan, recognizing an impairment of unproved properties of $8.7 million.

Asset Retirement Obligation

The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value as of June 30, 2016. The Company had $2.0 million of asset retirement obligations recorded at fair value as of December 31, 2015.

Long-term Debt

As of June 30, 2016, the Company had $500.0 million of outstanding 6.75% Senior Notes and $300.0 million of outstanding 5.75% Senior Notes, all of which are unsecured senior obligations. The 6.75% Senior Notes are recorded at cost, plus the unamortized premium, on the accompanying balance sheets at $505.8 million and $506.4 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of the 6.75% Senior Notes as of June 30, 2016 and December 31, 2015 was $202.8 million and $301.3 million, respectively. The 5.75% Senior Notes are recorded at cost on the accompanying balance sheets at $300.0 million as of June 30, 2016 and December 31, 2015. The fair value of the 5.75% Senior Notes as of June 30, 2016 and December 31, 2015 was $122.3 million and $163.1 million, respectively. The Senior Notes are measured using Level 1 inputs based on a secondary market trading price. The Company’s revolving credit facility approximates fair value as the applicable interest rates are floating. The outstanding balance under the revolving credit facility as of June 30, 2016 and December 31, 2015 was $273.3 million and $79.0 million, respectively.

NOTE 9 - DERIVATIVES

The Company enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows. The Company’s derivatives include oil swap arrangements and puts, none of which qualify as having hedging relationships for accounting purposes. Effective March 10, 2016, the Company converted its three-way collars into fixed price swaps and puts.

As of June 30, 2016, and as of the filing date of this report, the Company had the following derivative commodity contracts in place:

Settlement Period	Derivative Instrument	Total Volumes (Bbls per day)	Average Fixed Price	Fair Market Value of Assets
				(in thousands)
Oil
3Q 2016	Swap	2,704	$51.78	$449
4Q 2016	Swap	2,303	$52.83	653
3Q 2016	Put	4,733	$51.01	1,435
4Q 2016	Put	4,031	$51.01	1,699

Total				$4,236

Derivative Assets Fair Value

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets.

The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of June 30, 2016 and December 31, 2015:

		As of June 30, 2016	As of December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value
		(in thousands)	(in thousands)
Derivative Assets:
Commodity contracts	Current assets	$4,236	$29,566
Commodity contracts	Noncurrent assets	—	—
Derivative Liabilities:
Commodity contracts	Current liabilities	—	—
Commodity contracts	Long-term liabilities	—	—
Total derivative asset		$4,236	$29,566

The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Derivative cash settlement gain:
Oil contracts	$3,893	$14,507	$11,401	$49,298
Gas contracts	—	682	—	1,357
Total derivative cash settlement gain(1)	$3,893	$15,189	$11,401	$50,655

Change in fair value loss	$(16,816)	$(20,667)	$(25,331)	$(37,277)

Total derivative gain (loss)(1)	$(12,923)	$(5,478)	$(13,930)	$13,378
_______________________________

(1)
Total derivative gain (loss) and the derivative cash settlement gain for the three and six months ended June 30, 2016 and 2015 is reported in the derivative (gain) loss and derivative cash settlements line items on the accompanying statements of cash flows within the net cash provided by operating activities.

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

The following table sets forth the calculation of loss per basic and diluted shares for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
			(in thousands, except per share amounts)
Net loss	$(49,477)	$(41,164)	$(96,714)	$(59,586)
Less: undistributed loss to unvested restricted stock	—	—	—	—
Undistributed loss to common shareholders	(49,477)	(41,164)	(96,714)	(59,586)
Basic net loss per common share	$(1.00)	$(0.83)	$(1.97)	$(1.25)
Diluted net loss per common share	$(1.00)	$(0.83)	$(1.97)	$(1.25)

Weighted-average shares outstanding - basic	49,277	48,923	49,204	46,734
Add: dilutive effect of contingent PSUs	—	—	—	—
Weighted-average shares outstanding - diluted	49,277	48,923	49,204	46,734
The Company was in a net loss position for the three and six months ended June 30, 2016 and 2015, which made any potentially dilutive shares anti-dilutive. There were no dilutive shares for the three and six months ended June 30, 2016. There were 80,906 and 106,644 shares that were anti-dilutive for the three and six months ended June 30, 2015. The participating shareholders are not contractually obligated to share in the losses of the Company, and therefore, the entire net loss is allocated to the outstanding common shareholders.

NOTE 11 - INCOME TAXES

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. During the three and six month periods ended June 30, 2016, the effective tax rate was 0.0%, respectively. During the three and six month periods ended June 30, 2015, the effective tax rate was 37.8% and 38.0%, respectively. As of December 31, 2015, a full valuation allowance was placed against the net deferred tax assets, which resulted in the Company’s current tax rate differing from the U.S. statutory income tax rate.
As of June 30, 2016, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company's tax position taken thus far in 2016. Given the substantial net operating loss carry forward at the federal level, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated, and any such adjustments would likely only adjust our net operating loss carry forward.

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

Given the deterioration in the Company's liquidity since the first quarter of 2016, there is now substantial doubt regarding the Company's ability to continue as a going concern. In response, the Company has addressed its current liquidity concerns by pursuing the following potential strategies, including but not limited to (i) private issuances of equity or equity-linked securities, debt for equity swaps, or any combination thereof; (ii) in- and out-of-court restructuring transactions; (iii) obtaining waivers or amendments from our lenders; and (iv) continuing to minimize its capital expenditures, reduce costs and maximize cash flows from operations. Please refer to the Liquidity and Capital Resources section below for additional discussion. We ceased all drilling at the end of the first quarter of 2016 and reduced our future operating and corporate costs. During the first quarter 2016, we took measures to reduce corporate costs by reducing headcount resulting in a one-time payment of $2.2 million and an annual expected reduction in general and administrative expense and lease operating costs of $7.6 million and $3.1 million, respectively.

Senior Management Changes

Anthony Buchanon, Executive Vice President and Chief Operating Officer, has resigned from the Company effective August 2, 2016. In conjunction with Mr. Buchanon’s departure, Jeff Wojahn will begin acting as Senior Operations Advisor, to be done in his continued capacity as a director of the Company.

Recent Developments

The Company has pursued a process to explore financial and transactional alternatives to strengthen its balance sheet and maximize the value of the Company. The Company’s Board of Directors and management are currently in the process of evaluating such alternatives to help provide the Company with financial stability, but no assurance can be given as to the outcome or timing of this process. The Company has retained Perella Weinberg Partners to advise the Company and assist in analyzing and evaluating financial and transactional alternatives, including restructuring options. Davis Polk & Wardwell LLP will continue to provide ongoing corporate and finance representation, including representation in connection with the above activities.
Financial and Operating Results
Our financial and operational results, most of which were adversely impacted by depressed oil, natural gas and NGL prices, include:

•	Net loss of $49.5 million, as compared to a net loss of $41.2 million for the second quarter 2015;

•	Our borrowing base under our revolving credit facility decreased $275.0 million during the second quarter 2016 resulting in a borrowing base deficiency of $73.3 million as of June 30, 2016;

•
Decrease in sales volumes of 17% to 2,115.5 MBoe in the second quarter of 2016 from 2,551.5 MBoe in the second quarter of 2015, with oil and NGL production representing approximately 75% of total sales volumes in the second quarter of 2016;

•
Cash operating costs, which consist of lease operating expense, gas plant and midstream operating expense, severance and ad valorem taxes, and the cash portion of general and administrative expense, per barrel decreased by $2.68 per Boe to $13.90 per Boe from the second quarter of 2015; and

•	Retained advisors to assist in evaluating financial and transactional alternatives, including restructuring options.

Outlook for 2016

Beginning in 2014, the oil and natural gas industry began to experience a sharp decline in commodity prices. Caused in part by global supply and demand imbalances and an oversupply of oil in the United States, the pricing declines have extended into 2016 and the timing of any rebound is uncertain. Low commodity prices resulted in a reduction of our revenues, profitability, cash flows, proved reserve values and our stock price.

We estimate capital expenditures for the remainder of 2016 to range from $7.5 million to $17.5 million. We ceased our drilling program at the end of the first quarter of 2016 and do not have any active drilling planned for the remainder of 2016. Consequently our production will decline in line with our normal decline curves, and we will experience further reductions in revenues, profitability and cash flows. The ultimate amount of capital we will expend may fluctuate materially based on, among other things, market conditions, commodity prices, restructuring options and changes in the borrowing base under our revolving credit facility.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Three Months Ended June 30,
				Percent
	2016	2015	Change	Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$45,154	$76,503	$(31,349)	(41)%
Natural gas sales	4,710	6,931	(2,221)	(32)%
Natural gas liquids sales	4,666	6,988	(2,322)	(33)%
Product revenue	$54,530	$90,422	$(35,892)	(40)%

Sales Volumes:
Crude oil (MBbls)	1,181.7	1,533.0	(351.3)	(23)%
Natural gas (MMcf)	3,175.3	3,535.9	(360.6)	(10)%
Natural gas liquids (MBbls)	404.7	429.2	(24.5)	(6)%
Crude oil equivalent (MBoe)(1)	2,115.5	2,551.5	(436.0)	(17)%

Average Sales Prices (before derivatives)(2):
Crude oil (per Bbl)	$38.21	$49.90	$(11.69)	(23)%
Natural gas (per Mcf)	$1.48	$1.96	$(0.48)	(24)%
Natural gas liquids (per Bbl)	$11.53	$16.28	$(4.75)	(29)%
Crude oil equivalent (per Boe)(1)	$25.78	$35.44	$(9.66)	(27)%

Average Sales Prices (after derivatives)(2):
Crude oil (per Bbl)	$41.51	$59.37	$(17.86)	(30)%
Natural gas (per Mcf)	$1.48	$2.15	$(0.67)	(31)%
Natural gas liquids (per Bbl)	$11.53	$16.28	$(4.75)	(29)%
Crude oil equivalent (per Boe)(1)	$27.62	$41.39	$(13.77)	(33)%
_____________________________

(1)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(2)
The derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended June 30, 2016 and 2015, the derivative cash settlement gain for oil contracts was $3.9 million and $14.5 million, respectively, and the derivative cash settlement gain for gas contracts was zero and $0.7 million, respectively. Please refer to Note 9 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Revenues decreased by 40%, to $54.5 million, for the three months ended June 30, 2016 compared to $90.4 million for the three months ended June 30, 2015 largely due to a 27% decrease in oil equivalent pricing, coupled with an 17% decrease in sales volumes. The decreased volumes are a direct result of less capital spent for drilling and completion during the last two quarters of 2015 and the first two quarters of 2016. During the period from June 30, 2015 through June 30, 2016, we drilled 44 and completed 59 gross wells in the Rocky Mountain region and drilled 8 and completed 8 gross wells in the Mid-Continent region, as compared to the period from June 30, 2014 through June 30, 2015, where we drilled 110 and completed 106 gross wells in the Rocky Mountain region and drilled 37 and completed 39 gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended June 30,
				Percent
	2016	2015	Change	Change
	(In thousands, except percentages)
Expenses:
Lease operating expense	$10,737	$18,169	$(7,432)	(41)%
Gas plant and midstream operating expense	3,535	2,726	809	30%
Severance and ad valorem taxes	4,277	4,148	129	3%
Exploration	677	5,748	(5,071)	(88)%
Depreciation, depletion and amortization	30,927	69,925	(38,998)	(56)%
Abandonment and impairment of unproved properties	9,875	14,527	(4,652)	(32)%
General and administrative	13,235	21,602	(8,367)	(39)%
Operating Expenses	$73,263	$136,845	$(63,582)	(46)%

Selected Costs ($ per Boe):
Lease operating expense	$5.08	$7.12	$(2.04)	(29)%
Gas plant and midstream operating expense	1.67	1.07	0.60	56%
Severance and ad valorem taxes	2.02	1.63	0.39	24%
Exploration	0.32	2.25	(1.93)	(86)%
Depreciation, depletion and amortization	14.62	27.41	(12.79)	(47)%
Abandonment and impairment of unproved properties	4.67	5.69	(1.02)	(18)%
General and administrative	6.26	8.47	(2.21)	(26)%
Operating Expenses	$34.64	$53.64	$(19.00)	(35)%

Lease operating expense.  Our lease operating expense decreased $7.4 million, or 41%, to $10.7 million for the three months ended June 30, 2016 from $18.2 million for the three months ended June 30, 2015 and decreased on an equivalent basis from $7.12 per Boe to $5.08 per Boe. The Company reduced operating costs and negotiated contract reductions resulting in decreased compression costs of $2.2 million and well servicing costs of $3.8 million during the three months ended June 30, 2016 when compared to the same period in 2015.

Gas plant and midstream operating expense.  Our gas plant and midstream operating expense increased $0.8 million, or 30%, to $3.5 million for the three months ended June 30, 2016 from $2.7 million for the three months ended June 30, 2015 and increased on an equivalent basis from $1.07 per Boe to $1.67 per Boe. The increase in aggregate and on an equivalent basis is due to RMI's operations beginning during May of 2015.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 3% to $4.3 million for the three months ended June 30, 2016 from $4.1 million for the three months ended June 30, 2015. Severance and ad valorem taxes primarily correlate to revenue; however, there was a downward revision to the effective rate being used to calculate accrued tax expense in the three months ended June 30, 2015, effectively causing the expense to decrease in 2015.

Exploration.  Our exploration expense decreased $5.1 million to $0.7 million during the three months ended June 30, 2016 when compared to the same period in 2015. During the three months ended June 30, 2016, we incurred $0.6 million of charges for exploratory wells for which we were unable to assign economic proved reserves. During the three months ended June 30, 2015, we incurred $5.7 million of charges on wells for which we were unable to assign economic proved reserves relating to exploratory wells located in the North Park Basin.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense decreased $39.0 million, or 56%, to $30.9 million for the three months ended June 30, 2016 from $69.9 million for the three months ended June 30, 2015 and decreased on an equivalent basis from $27.41 per Boe to $14.62 per Boe. The decrease is due to the net proved properties depletable base decreasing by approximately 40% between the comparable periods.

Abandonment and impairment of unproved properties.  Our abandonment and impairment of unproved properties decreased 32% to $9.9 million for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. The Company incurred $9.9 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the three months ended June 30, 2016. The Company incurred $5.4 million of impairment charges for leases expiring within the Wattenberg Field and $8.7 million of impairment charges to fully impair the North Park Basin due to a strategic shift in the Company's development plan during the three months ended June 30, 2015.

General and administrative. Our general and administrative expense decreased 39%, to $13.2 million for the three months ended June 30, 2016 from $21.6 million for the comparable period in 2015 and decreased on an equivalent basis to $6.26 per Boe from $8.47 per Boe. The decrease in general and administrative expense between comparable periods was due to a decrease in salaries and wages, including related benefits, of $3.5 million, bonuses of $2.2 million and stock compensation of $1.8 million due to reductions in workforce that have occurred since June 30, 2015.

Derivative gain (loss).  Our derivative loss increased $7.4 million to a $12.9 million loss for the three months ended June 30, 2016 when compared to the same period in 2015. The increase in the loss was primarily the result of contract prices decreasing at the time of conversion from three-way collars to swaps and puts at the end of the first quarter of 2016 bringing them closer to realized prices during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. Please refer to Note 9 - Derivatives above for additional discussion.

Interest expense.  Our interest expense for the three months ended June 30, 2016 increased 14%, to $16.5 million compared to $14.5 million for the three months ended June 30, 2015. Interest expense, including amortization of the premium and financing costs on the Senior Notes was $13.1 million for the three months ended June 30, 2016 and 2015. Average debt outstanding for the three months ended June 30, 2016 was $1.1 billion as compared to $824.0 million for the comparable period in 2015.

Income tax benefit. Our estimate for federal and state income tax benefit for the three months ended June 30, 2016 was zero as compared to $25.0 million for the three months ended June 30, 2015. We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation. Our effective tax rates for the three months ended June 30, 2016 and 2015 were 0.0% and 37.8%, respectively. As of December 31, 2015 a full valuation allowance was placed against the net deferred tax assets, which caused the Company’s effective tax rate to differ from the U.S. statutory income tax rate.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Six Months Ended June 30,
				Percent
	2016	2015	Change	Change
	(In thousands, except percentages)
Revenues:
Crude oil sales	$79,827	$135,923	$(56,096)	(41)%
Natural gas sales	9,324	14,919	(5,595)	(38)%
Natural gas liquids sales	9,553	12,656	(3,103)	(25)%
Product revenue	$98,704	$163,498	$(64,794)	(40)%

Sales Volumes:
Crude oil (MBbls)	2,465.0	3,023.5	(558.5)	(18)%
Natural gas (MMcf)	6,496.0	7,042.8	(546.8)	(8)%
Natural gas liquids (MBbls)	781.0	830.0	(49.0)	(6)%
Crude oil equivalent (MBoe)(1)	4,328.7	5,027.3	(698.6)	(14)%

Average Sales Prices (before derivatives)(2):
Crude oil (per Bbl)	$32.38	$44.96	$(12.58)	(28)%
Natural gas (per Mcf)	$1.44	$2.12	$(0.68)	(32)%
Natural gas liquids (per Bbl)	$12.23	$15.25	$(3.02)	(20)%
Crude oil equivalent (per Boe)(1)	$22.80	$32.52	$(9.72)	(30)%

Average Sales Prices (after derivatives)(2):
Crude oil (per Bbl)	$37.01	$61.26	$(24.25)	(40)%
Natural gas (per Mcf)	$1.44	$2.31	$(0.87)	(38)%
Natural gas liquids (per Bbl)	$12.23	$15.25	$(3.02)	(20)%
Crude oil equivalent (per Boe)(1)	$25.44	$42.60	$(17.16)	(40)%
_____________________________

(1)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(2)
The derivatives economically hedge the price we receive for crude oil and natural gas. For the six months ended June 30, 2016 and 2015, the derivative cash settlement gain for oil contracts was $11.4 million and $49.3 million, respectively, and the derivative cash settlement gain for gas contracts was zero and $1.4 million, respectively. Please refer to Note 9 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Revenues decreased by 40%, to $98.7 million, for the six months ended June 30, 2016 compared to $163.5 million for the six months ended June 30, 2015 largely due to a 30% decrease in oil equivalent pricing, coupled with an 14% decrease in sales volumes. The decreased volumes are a direct result of less capital spent for drilling and completion during the last two quarters of 2015 and the first two quarters of 2016. During the period from June 30, 2015 through June 30, 2016, we drilled 44 and completed 59 gross wells in the Rocky Mountain region and drilled 8 and completed 8 gross wells in the Mid-Continent region, as compared to the period from June 30, 2014 through June 30, 2015, where we drilled 110 and completed 106 gross wells in the Rocky Mountain region and drilled 37 and completed 39 gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated.

	Six Months Ended June 30,
				Percent
	2016	2015	Change	Change
	(In thousands, except percentages)
Expenses:
Lease operating expense	$24,035	$35,142	$(11,107)	(32)%
Gas plant and midstream operating expense	7,324	5,017	2,307	46%
Severance and ad valorem taxes	7,431	10,644	(3,213)	(30)%
Exploration	943	6,246	(5,303)	(85)%
Depreciation, depletion and amortization	57,306	128,929	(71,623)	(56)%
Impairment of oil and gas properties	10,000	—	10,000	100%
Abandonment and impairment of unproved properties	16,781	19,996	(3,215)	(16)%
General and administrative	30,920	38,474	(7,554)	(20)%
Operating Expenses	$154,740	$244,448	$(89,708)	(37)%

Selected Costs ($ per Boe):
Lease operating expense	$5.55	$6.99	$(1.44)	(21)%
Gas plant and midstream operating expense	1.69	1.00	0.69	69%
Severance and ad valorem taxes	1.72	2.12	(0.40)	(19)%
Exploration	0.22	1.24	(1.02)	(82)%
Depreciation, depletion and amortization	13.24	25.65	(12.41)	(48)%
Impairment of oil and gas properties	2.31	—	2.31	100%
Abandonment and impairment of unproved properties	3.88	3.98	(0.10)	(3)%
General and administrative	7.14	7.65	(0.51)	(7)%
Operating Expenses	$35.75	$48.63	$(12.88)	(26)%

Lease operating expense.  Our lease operating expense decreased $11.1 million, or 32%, to $24.0 million for the six months ended June 30, 2016 from $35.1 million for the six months ended June 30, 2015 and decreased on an equivalent basis from $6.99 per Boe to $5.55 per Boe. The Company reduced operating costs and negotiated contract reductions resulting in decreased pumping and gauging costs of $1.6 million, compression costs of $2.4 million and well servicing costs of $5.9 million during the six months ended June 30, 2016 when compared to the same period in 2015.

Gas plant and midstream operating expense.  Our gas plant and midstream operating expense increased $2.3 million, or 46%, to $7.3 million for the six months ended June 30, 2016 from $5.0 million for the six months ended June 30, 2015 and increased on an equivalent basis from $1.00 per Boe to $1.69 per Boe. The increase in aggregate and on an equivalent basis is due to RMI's operations beginning during May of 2015.
Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased 30% to $7.4 million for the six months ended June 30, 2016 from $10.6 million for the six months ended June 30, 2015. Severance and ad valorem taxes primarily correlate to revenue. Revenues decreased by 40% for the six months ended June 30, 2016 when compared to the same period in 2015 causing the severance and ad valorem taxes to decrease.

Exploration.  Our exploration expense decreased $5.3 million to $0.9 million during the six months ended June 30, 2016 when compared to the same period in 2015. During the six months ended June 30, 2016 and 2015, we incurred $0.8 million and $5.7 million, respectively, of charges for exploratory wells for which we were unable to assign economic proved reserves. During the six months ended June 30, 2016 and 2015, we incurred $0.1 million and $0.5 million, respectively, in delay rentals.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense decreased $71.6 million, or 56%, to $57.3 million for the six months ended June 30, 2016 from $128.9 million for the six months ended June 30, 2015 and decreased on an equivalent basis from $25.65 per Boe to $13.24 per Boe. The decrease is due to the net proved properties depletable base decreasing by approximately 40% between the comparable periods.

Impairment of oil and gas properties. Our impairment of proved properties was up $10.0 million for the six months ended June 30, 2016 when compared to the same period in 2015. The Company impaired its Dorcheat Field to the latest received bid at the time during the six months ended June 30, 2016. There were no proved property impairments for the six months ended June 30, 2015.
Abandonment and impairment of unproved properties.  Our abandonment and impairment of unproved properties decreased 16% to $16.8 million for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The Company incurred $16.8 million and $10.9 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the six months ended June 30, 2016 and 2015, respectively, and $8.7 million of impairment charges to fully impair the North Park Basin due to a strategic shift in our development plan during the six months ended June 30, 2015.

General and administrative. Our general and administrative expense decreased 20%, to $30.9 million for the six months ended June 30, 2016 from $38.5 million for the comparable period in 2015 and decreased on an equivalent basis to $7.14 per Boe from $7.65 per Boe. The decrease between comparable periods in general and administrative expense was due to a decrease in salaries and wages, including related benefits, of $3.3 million, accrued bonuses of $3.3 million, and stock compensation of $2.5 million, offset by an increase of $1.6 million for executive severance and $0.6 million of severance for other employees who were part of the reduction in workforce.

Derivative gain (loss).  Our derivative gain decreased $27.3 million to a $13.9 million loss for the six month period ended June 30, 2016 when compared to the same period in 2015. The decrease is related to a reduction in hedged volumes and contract prices decreasing at the time of conversion from three-way collars to swaps and puts at the end of the first quarter of 2016 bringing them closer to realized prices during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. Please refer to Note 9 - Derivatives above for additional discussion.

Interest expense.  Our interest expense for the six months ended June 30, 2016 increased 8%, to $31.1 million compared to $28.7 million for the six months ended June 30, 2015. Interest expense, including amortization of the premium and financing costs on the Senior Notes was $26.1 million for the six month periods ended June 30, 2016 and 2015. Average debt outstanding for the six months ended June 30, 2016 was $1.0 billion as compared to $822.8 million for the comparable period in 2015.

Income tax benefit. Our estimate for federal and state income tax benefit for the six months ended June 30, 2016 was zero as compared to $36.5 million for the six months ended June 30, 2015. We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation. Our effective tax rates for the six month periods ended June 30, 2016 and 2015 were 0.0% and 38.0%, respectively. As of December 31, 2015 a full valuation allowance was placed against the net deferred tax assets, which caused the Company’s effective tax rate to differ from the U.S. statutory income tax rate.

Liquidity and Capital Resources

Since the first quarter of 2016, the Company’s liquidity outlook has deteriorated due to the borrowing base reduction that occurred in May 2016, the inability to sell assets given current market conditions and counterparty concerns about the Company's liquidity and current capital structure, continuation of depressed commodity prices and the possible inability to access the debt and capital markets. In addition, the Company’s senior secured revolving Credit Agreement (the “revolving credit facility”) is subject to scheduled redeterminations of its borrowing base, semi-annually, as early as April and October of each year, based primarily on reserve report values using lender commodity price expectations at such time as well as other factors within the discretion of the lenders that are party to the revolving credit facility. Due to continued low commodity prices, cessation of the Company’s drilling program, commodity price related reserve write-downs and higher regulatory scrutiny on reserve based lending, we currently expect our borrowing base to be further reduced during our fall redetermination process.

As a result of these and other factors, the following issues have adversely impacted the Company’s ability to continue as a going concern:

•
the Company’s ability to comply, in subsequent reporting periods, as early as the third quarter of 2016, with financial covenants and ratios in its revolving credit facility and indentures has been affected by continued low commodity prices. Absent a waiver, amendment or forbearance agreement, failure to meet these covenants and ratios would result in an Event of Default (as defined in the revolving credit agreement) and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $273.3 million, to be immediately due and payable. While the Company is currently in compliance, based on the Company’s estimates and expectations for commodity prices in 2016, the Company does not expect to remain in compliance with all of the restrictive covenants contained in its revolving credit facility throughout 2016 unless those requirements are waived or amended. The Company does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated;

•
because the revolving credit facility is effectively fully drawn, any reduction of the borrowing base would require mandatory prepayments to the extent existing indebtedness exceeds the new borrowing base. The Company may not have sufficient cash on hand to be able to make any such mandatory prepayments;

•
the Company’s ability to make interest payments as they become due and repay indebtedness upon maturities (whether under existing terms or as a result of acceleration) is impacted by the Company’s liquidity. As of June 30, 2016, the Company had a $73.3 million borrowing base deficiency under its revolving credit facility and $170.2 million in cash and cash equivalents; and

•
the Company has two purchase and transportation agreements to deliver fixed determinable quantities of crude oil. The first agreement went into effect during the second quarter of 2015 for 12,580 barrels per day over an initial five year term. Based on current production estimates, the Company anticipates shortfalls in delivering the minimum volume commitments as early as September 2016. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential deficiency payments of $2.3 million for the remainder of 2016 and an aggregate $44.8 million in deficiency payments for 2017 through April 2020, when the agreement expires. The second agreement is currently scheduled to take effect on the later of November 1, 2016 or the pipeline completion date for 15,000 barrels per day over an initial seven year term. Based on current production volumes, the Company believes that it will not be able to designate any barrels to this commitment. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential maximum deficiency payments of $4.8 million in 2016, assuming the pipeline is complete by November 1, 2016, and an aggregate $196.4 million in deficiency payments for 2017 through October 2023, when the agreement expires. The actual amount of deficiency payments could vary depending on the outcome of the Company's ability to execute on one or more of its current liquidity strategies.

If the Company is unable to obtain a waiver from or otherwise reach an agreement with the lenders under the revolving credit facility and the indebtedness under the revolving credit facility is accelerated, then an Event of Default (as defined in the underlying indentures) under the Company's 6.75% Senior Notes and 5.75% Senior Notes would occur. If the default continues beyond any applicable cure periods the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes, may declare the entire principal under the Senior Notes to be due and payable immediately. Furthermore, the Company has decided to defer making the August 1, 2016 interest payment of approximately $8.6 million on its 5.75% Senior Notes. The indenture governing the 5.75% Senior Notes permit the Company a 30 day grace period to make the interest payment. If the Company fails to make the interest payment within the grace period, or is otherwise unable to obtain a waiver or suitable relief from the holders of these Senior Notes, an Event of Default will result. If the default continues beyond the grace period, the trustee or holders of at least 25% in the aggregate outstanding principal amount, may declare the 5.75% Senior Notes to be due and payable immediately. The revolving credit facility and Senior Notes have cross default clauses, as such, if the 5.75% Senior Notes are deemed in default, the trustee or holders of at least 25% in the aggregate outstanding principal amount of the 6.75% Senior Notes, may declare the 6.75% Senior Notes due and payable immediately.

If lenders, and subsequently noteholders, accelerate the Company’s outstanding indebtedness (approximately $1.1 billion as of June 30, 2016), it will become immediately due and payable and the Company will not have sufficient liquidity to repay those amounts.

The significant risks and uncertainties described above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Company is currently in discussions with various stakeholders and is considering pursuing a number of actions including: (i) private issuances of equity or equity-linked securities, debt for equity swaps, or any combination thereof; (ii) in- and out-of-court restructuring transactions; (iii) obtaining waivers or amendments from its lenders; and (iv) continuing to minimize its capital expenditures, reduce costs and maximize cash flows from operations. There can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.

The Company has retained advisors to assist in evaluating financial and transactional alternatives, including restructuring options.
As of June 30, 2016, our borrowing base was $200.0 million, of which we had $273.3 million outstanding on our revolving credit facility, resulting in a borrowing base deficiency of $73.3 million, and no available borrowing capacity. Please refer to Note 5 - Long-term debt above for additional discussion. Our weighted-average interest rates (excluding amortization of deferred financing costs and the accretion of our contractual obligation for land acquisition) on borrowings from our revolving credit facility were 2.54% and 1.68%, respectively, for the six months ended June 30, 2016 and 2015. Our commitment fees were $0.5 million and $1.1 million, respectively, for the six months ended June 30, 2016 and 2015.

For the remainder of 2016, we have oil swaps and puts with average quarterly volumes ranging from 2,303 to 2,704 Bbls per day and 4,031 to 4,733 Bbls per day, respectively, with average fixed prices ranging from $51.78 to $52.83 per Bbl and $51.01 per Bbl, respectively. Please refer to Note 9 - Derivatives above for a summary of derivatives in place and Item 3. Quantitative and Qualitative Disclosures About Market Risks below for additional discussion.

The following table summarizes our cash flows and other financial measures for the periods indicated.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$14,756	$98,818
Net cash used in investing activities	58,065	295,669
Net cash provided by financing activities	192,139	209,607
Cash and cash equivalents	170,171	15,340
Acquisition of oil and gas properties	816	11,914
Exploration and development of oil and gas properties	42,753	283,106

Cash flows provided by operating activities

During the six month period ended June 30, 2016, we generated $14.8 million of cash provided by operating activities, a decrease of $84.1 million from the comparable period in 2015. The decrease in cash flows from operating activities resulted primarily from a $64.8 million decrease in revenues due to a 30% decrease in oil equivalent pricing and a 14% decrease in sales volumes and a $39.3 million decrease in derivative cash settlements during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. See Results of Operations above for more information on the factors driving these changes.

Cash flows used in investing activities

Net cash used in investing activities for the six months ended June 30, 2016 decreased $237.6 million as compared to the same period in 2015. For the six months ended June 30, 2016, cash used for the development of oil and gas properties was $42.8 million. For the six months ended June 30, 2015, cash used for the acquisition of oil and gas properties was $11.9 million and cash used for the development of oil and gas properties was $283.1 million.

Cash flows provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 decreased $17.5 million compared to the same period in 2015. The decrease was primarily due to the difference in borrowings in excess of payments on our revolving credit facility increasing by $184.3 million for the six months ended June 30, 2016, when compared to the same period in 2015 offset by net proceeds from the sale of common stock of $202.7 million that occurred in 2015.

New Accounting Pronouncements

Please refer to Note 2 — Basis of Presentation under Part I, Item 1 of this report for any recently issued or adopted accounting standards.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2015 Form 10-K.

Effects of Inflation and Pricing

Inflation in the United States increased slightly over the past few years, which did not have a material impact on our results of operations for the periods ended June 30, 2016 and 2015. Although the impact of inflation has been relatively insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations, depletion expense, impairment assessments of oil and gas properties, asset retirement obligations, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. Given the continued decline in oil and gas prices, we would anticipate that costs of materials and services to remain at the lower levels we have experienced in the last year.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments, other than what was disclosed in Note 6 - Commitments and Contingencies, as disclosed in our 2015 Form 10-K.

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

Forward‑looking statements include statements related to, among other things:

•	the Company’s ability to continue as a going concern;

•	the Company's business and liquidity strategies;

•	the Company’s compliance with financial covenants and ratios under its revolving credit facility;

•	the Company's ability to satisfy its purchase and transportation agreements and resulting deficiency payment obligations;

•	reserves estimates;

•	estimated sales volumes for 2016;

•	amount and allocation of forecasted capital expenditures and plans for funding capital expenditures and operating expenses;

•	the Wattenberg Field being a premier oil and resource play in the United States;

•	anticipated continued reduction of costs of materials and services;

•	anticipated reduction of general and administrative expense and lease operating costs as a result of the measures taken in first quarter 2016 to reduce headcount;

•	ability to satisfy obligations related to ongoing operations;

•	impact of lower commodity prices;

•	plans to drill or participate in wells including the intent to focus in specific areas or formations;

•	our estimated revenues and losses;

•	the timing and success of specific projects;

•	outcomes and effects of litigation, claims and disputes;

•	impact of recently issued accounting pronouncements;

•	the Company’s tax position and future tax adjustments;

•	our financial position;

•	the amount and availability of our borrowing base under our revolving credit facility and the effect of future borrowing base redeterminations;

•	our cash flow and liquidity;

•	our future production;

•	the ability of the Company to repay its indebtedness as it becomes due or upon acceleration, if any;

•	impact of commodity derivative positions;

•	2016 outlook; and

•	other statements concerning our operations, economic performance and financial condition.

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

Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	the risk factors discussed in Part I, Item 1A of our 2015 Form 10-K;

•	further declines or volatility in the prices we receive for our oil, natural gas liquids and natural gas;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	ability of our customers to meet their obligations to us;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future sales volume rates and associated costs;

•	uncertainties associated with estimates of proved oil and gas reserves and, in particular, probable and possible resources;

•	the possibility that the industry may be subject to future local, state, and federal regulatory or legislative actions (including additional taxes and changes in environmental regulation);

•	environmental risks;

•	seasonal weather conditions;

•	lease stipulations;

•	drilling and operating risks, including the risks associated with the employment of horizontal drilling techniques;

•	our ability to acquire adequate supplies of water for drilling and completion operations;

•	availability of oilfield equipment, services and personnel;

•	exploration and development risks;

•	competition in the oil and natural gas industry;

•	management’s ability to execute our plans to meet our goals;

•	risks related to our derivative instruments;

•	our ability to attract and retain key members of our senior management and key technical employees;

•	our ability to maintain effective internal controls;

•	access to adequate gathering systems and pipeline take-away capacity to provide adequate infrastructure for the products of our drilling program;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	costs and other risks associated with perfecting title for mineral rights in some of our properties;

•	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage;

•	our ability to execute any financial or transactional strategic alternatives;

•	availability of funds to operate our business if there is a significant further reduction in our borrowing base; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations or pricing.

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
Interest Rates
As of June 30, 2016, we had $273.3 million outstanding under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a fluctuating rate that is tied to an adjusted bank base rate or London Interbank Offered Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.
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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.

Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of other potential risks and uncertainties, see the information in Part I, Item 1A., Risk Factors, in our 2015 Form 10-K. There have been no material changes to our risk factors from those described in our 2015 Form 10-K, except for the following:
Due to uncertainty about our liquidity and our ability to comply with all of our restrictive covenants contained in our revolving credit agreement, there is substantial doubt about our ability to continue as a going concern for the next twelve months.
The Company anticipates that it will be out of compliance with some of the financial covenants and ratios under its revolving credit facility by the end of the third quarter of 2016, which would cause the Company to be in default under the revolving credit facility. If the Company is unable to obtain a waiver or other suitable relief from the lenders, an Event of Default (as defined in the revolving credit facility) would result and the lenders could accelerate the outstanding indebtedness, making it immediately due and payable. If the indebtedness under the revolving credit facility is accelerated, then an Event of Default (as defined by the indentures governing the Senior Notes) under the Company's Senior Notes would occur, which, if it continues beyond any applicable cure periods, would, to the extent declared by the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes, result in the entire principal under the Senior Notes being due and payable immediately. If lenders, and subsequently noteholders, accelerate the Company’s outstanding indebtedness (approximately $1.1 billion as of June 30, 2016), such indebtedness will become immediately due and payable, and the Company will not have sufficient liquidity to repay those amounts.
While we will attempt to take appropriate mitigating actions to refinance any indebtedness prior to its maturity or otherwise extend the maturity dates, and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our existing and future debt agreements will be sufficient.  The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. In order to continue as a going concern, we will need to (i) sell additional assets, (ii) restructure our debt, (iii) minimize our capital expenditures, (iv) obtain waivers or amendments from our lenders, (v) effectively manage our expenses and working capital and/or (vi) improve our cash flows from operations. Completion of the foregoing actions is not solely within our control, and we may be unable to successfully complete one or all of these actions. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we may find it necessary to file a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure. See Note 2 - Basis of Presentation - Going Concern Uncertainty to our condensed consolidated financial statements included in Part I, Item 1of this report.
Our short-term liquidity is constrained, and could severely impact our cash flow and our development of our properties.
Currently, our principal sources of liquidity are cash flow from our operations and borrowings under our revolving credit facility. As part of our regularly scheduled May 2016 borrowing base redetermination, our revolving credit facility borrowing base and commitment amounts were reduced to $200.0 million from $475.0 million. As of June 30, 2016, the Company had $273.3 million outstanding under the revolving credit facility and had a borrowing base deficiency of $73.3 million to be paid back in six monthly installments of $14.7 million, with no additional available borrowing capacity. This reduction has resulted in our liquidity being severely limited. Furthermore, in the absence of the execution upon one or more of our current liquidity strategies, we expect that the borrowing base will be further reduced during the next semiannual redetermination. As the borrowing base of our revolving credit facility becomes further limited, we may not be able to fund our operations and drilling activities and pay the interest on our debt, which could result in our defaulting under our various debt instruments and possibly seeking bankruptcy protection.

Ballot initiatives in Colorado propose to grant broad authority to local governments to regulate oil and gas activity and implement new setback regulations. If either of the proposed initiatives is implemented, it could have a material adverse effect on our financial position, cash flows or results of operations.

As previously disclosed in our 2015 10-K, interests groups in Colorado have previously filed potential ballot initiatives focusing on restricting or limiting oil and natural gas development in the state. Several statewide ballot initiatives have been filed for the 2016 election cycle that attempt to restrict or limit oil and natural gas development in Colorado. At this time, we cannot predict which, if any, of these initiatives will garner the required number of signatures to be included on the ballot for the November 2016 election.
One ballot initiative proposes an amendment to the state’s constitution that would give local governmental authorities the ability to regulate, or to ban, oil and gas development and production within their boundaries notwithstanding state rules and approvals to the contrary. This amendment could prohibit oil and gas activities entirely in certain localities or result in inconsistent rules within the state of Colorado. Another ballot imitative proposes a 2,500 foot statewide drilling setback from occupied structures and other sensitive areas.  The Colorado Oil and Gas Conservation Commission has estimated that implementation of the proposed initiative would make 90% of the surface usage acreage in Colorado unavailable for future oil and gas development and 85% of the surface acreage of Weld County.  If passed, this proposal would have a severe impact on our ability to continue to pursue our development plans and on our financial position, cash flows or results of operations.

Because a substantial portion of our current operations and reserves are located in Colorado, the risks we face with respect to these proposals, and possible similar proposals that may be made in the future, may be disproportionately severe to us compared to our more geographically diverse competitors.  We cannot predict the outcome of the pending initiatives or possible future regulatory developments.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended June 30, 2016.

Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended June 30, 2016.

				Maximum
			Total Number of	Number of
	Total		Shares	Shares that May
	Number of	Average Price	Purchased as Part of	Be Purchased
	Shares	Paid per	Publicly Announced	Under Plans or
	Purchased(1)	Share	Plans or Programs	Programs
April 1, 2016 - April 30, 2016	3,571	$2.18	—	—
May 1, 2016 - May 31, 2016	1,900	$3.57	—	—
June 1, 2016 - June 30, 2016	291	$2.42	—	—
Total	5,762	$2.65	—	—
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1†*	Form of LTIP Unit Award Agreement under the Amended and Restated 2011 Long Term Incentive Plan.

10.2†	Resignation Letter Agreement dated June 16, 2016 by and between Bonanza Creek Energy, Inc. and Marvin M. Chronister.

31.1†	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2†	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101†
The following materials from the Bonanza Creek Energy, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†                 Filed or furnished herewith
*     Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	August 1, 2016	By:	/s/ Richard J. Carty
Richard J. Carty
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Wade E. Jaques
Wade E. Jaques
Vice President and Chief Accounting Officer
(principal financial and accounting officer)