Form 10-Q
period 2016-09-30
Bonanza Creek Energy, Inc.
filed 2016-11-09
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2016, the registrant had 49,672,252 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$133,430	$21,341
Accounts receivable:
Oil and gas sales	22,167	25,322
Joint interest and other	4,937	31,224
Prepaid expenses and other	5,125	4,078
Inventory of oilfield equipment	8,994	8,543
Derivative asset	2,093	29,566
Total current assets	176,746	120,074
Property and equipment (successful efforts method), at cost:
Proved properties	2,519,695	1,618,970
Less: accumulated depreciation, depletion and amortization	(1,669,662)	(943,081)
Total proved properties, net	850,033	675,889
Unproved properties	162,334	185,530
Wells in progress	20,133	51,196
Oil and gas properties and natural gas plant held for sale, net of accumulated depreciation, depletion and amortization of $636,917 in 2015 (note 3)	—	214,922
Other property and equipment, net of accumulated depreciation of $10,983 in 2016 and $9,407 in 2015	6,789	9,729
Total property and equipment, net	1,039,289	1,137,266
Other noncurrent assets	8,362	2,301
Total assets	$1,224,397	$1,259,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$55,930	$96,360
Oil and gas revenue distribution payable	23,197	27,613
Revolving credit facility - current portion (note 5)	229,333	—
Contractual obligation for land acquisition	—	12,000
Senior Notes - current portion (note 5)	793,410	—
Total current liabilities	1,101,870	135,973
Long-term liabilities:
Long-term debt (note 5)	—	871,666
Ad valorem taxes	10,614	17,069
Asset retirement obligations	27,157	14,935
Asset retirement obligations for assets held for sale	—	10,591
Total liabilities	1,139,641	1,050,234

Commitments and contingencies (note 6)

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 225,000,000 shares authorized, 49,690,054 and 49,754,408 issued and outstanding in 2016 and 2015, respectively	49	49
Additional paid-in capital	813,351	806,386
Retained deficit	(728,644)	(597,028)
Total stockholders’ equity	84,756	209,407
Total liabilities and stockholders’ equity	$1,224,397	$1,259,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Operating net revenues:
Oil and gas sales	$49,325	$72,149	$148,029	$235,647
Operating expenses:
Lease operating expense	9,893	17,155	33,928	51,710
Gas plant and midstream operating expense	2,874	3,081	10,198	8,685
Severance and ad valorem taxes	4,100	2,411	11,531	13,055
Exploration	—	6,979	943	13,225
Depreciation, depletion and amortization	27,296	58,635	84,602	187,564
Impairment of oil and gas properties	—	166,780	10,000	166,780
Abandonment and impairment of unproved properties	7,682	1,630	24,463	21,627
Unused commitments	1,688	—	3,460	—
General and administrative (including $1,863, $3,164, $7,249 and $10,951, respectively, of stock-based compensation)	18,671	17,818	49,591	56,292
Total operating expenses	72,204	274,489	228,716	518,938
Loss from operations	(22,879)	(202,340)	(80,687)	(283,291)
Other income (expense):
Derivative gain (loss)	2,206	37,894	(11,724)	51,272
Interest expense	(15,142)	(14,073)	(46,216)	(42,779)
Gain on termination fee (note 3)	—	—	6,000	—
Other income (loss)	913	(2,077)	1,011	(1,929)
Total other income (expense)	(12,023)	21,744	(50,929)	6,564
Loss from operations before taxes	(34,902)	(180,596)	(131,616)	(276,727)
Income tax benefit	—	68,297	—	104,843
Net loss	$(34,902)	$(112,299)	$(131,616)	$(171,884)
Comprehensive loss	$(34,902)	$(112,299)	$(131,616)	$(171,884)

Basic and diluted net loss per common share	$(0.71)	$(2.25)	$(2.67)	$(3.56)

Basic and diluted weighted-average common shares outstanding	49,324	48,962	49,244	47,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(131,616)	$(171,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	84,602	187,564
Deferred income tax benefit	—	(105,595)
Impairment of oil and gas properties	10,000	166,780
Abandonment and impairment of unproved properties	24,463	21,627
Dry hole expense	905	7,628
Stock-based compensation	7,249	10,951
Amortization of deferred financing costs and debt premium	2,705	1,692
Accretion of contractual obligation for land acquisition	—	814
Derivative (gain) loss	11,724	(51,272)
Derivative cash settlements	15,749	88,372
Other	127	283
Changes in current assets and liabilities:
Accounts receivable	29,442	28,253
Prepaid expenses and other assets	(1,047)	994
Accounts payable and accrued liabilities	(23,252)	(11,905)
Settlement of asset retirement obligations	(473)	(778)
Net cash provided by operating activities	30,578	173,524
Cash flows from investing activities:
Acquisition of oil and gas properties	(919)	(13,602)
Payments of contractual obligation	(12,000)	(12,000)
Exploration and development of oil and gas properties	(47,491)	(361,131)
(Increase) decrease in restricted cash	(7,707)	2,926
Additions to property and equipment - non oil and gas	(106)	(2,390)
Net cash used in investing activities	(68,223)	(386,197)
Cash flows from financing activities:
Proceeds from credit facility	209,000	115,000
Payments to credit facility	(58,667)	(79,000)
Proceeds from sale of common stock	—	209,300
Offering costs related to sale of common stock	—	(6,620)
Offering costs related to sale of Senior Notes	—	(99)
Payment of employee tax withholdings in exchange for the return of common stock	(283)	(2,593)
Deferred financing costs	(316)	(573)
Net cash provided by financing activities	149,734	235,415
Net change in cash and cash equivalents	112,089	22,742
Cash and cash equivalents:
Beginning of period	21,341	2,584
End of period	$133,430	$25,326
Supplemental cash flow disclosure:
Cash paid for interest	$39,235	$36,759
Stock issued for litigation settlement	$—	$326
Cash paid for income taxes	$—	$820
Changes in working capital related to drilling expenditures	$(27,952)	$(9,441)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

Bonanza Creek Energy, Inc. (“BCEI” or, together with its consolidated subsidiaries, the “Company”) is engaged primarily in acquiring, developing, exploiting and producing oil and gas properties. The Company's oil and liquids-weighted assets are concentrated primarily in the Wattenberg Field in Colorado and in the Dorcheat Macedonia Field in southern Arkansas.

NOTE 2 - BASIS OF PRESENTATION

These statements have been prepared in accordance with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information with the condensed consolidated balance sheets (“balance sheets”) as of December 31, 2015, being derived from audited financial statements. The quarterly financial statements included herein do not necessarily include all of the disclosures as may be required under generally accepted accounting principles for complete financial statements. There has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), except as disclosed herein. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the quarter are not necessarily indicative of the results to be expected for the full fiscal year. The Company evaluated events subsequent to the balance sheet date of September 30, 2016, and through the filing date of this report. Certain prior period amounts are reclassified to conform to the current period presentation, when necessary.

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

Going Concern Uncertainty

Since the first quarter of 2016, the Company’s liquidity outlook has deteriorated due to the Company's inability to sell assets given current market conditions and counterparty concerns about the Company's liquidity and current capital structure, borrowing base reductions that have occurred during 2016, continuation of depressed commodity prices and the inability to access the debt and capital markets. In addition, the Company’s senior secured revolving credit agreement (the “revolving credit facility”) is subject to scheduled redeterminations of its borrowing base, semi-annually, as early as April and October of each year, based primarily on reserve report values using lender commodity price expectations at such time as well as other factors within the discretion of the lenders that are party to the revolving credit facility.

As a result of these and other factors, the following issues have adversely impacted the Company’s ability to continue as a going concern:

•
the Company’s ability to comply with financial covenants and ratios in its revolving credit facility and indentures has been affected by continued low commodity prices. Among other things, the Company is required under its revolving credit facility to maintain a minimum interest coverage ratio (the “minimum interest coverage ratio”) that must exceed 2.50 to 1.00. Absent a waiver, amendment or forbearance agreement, failure to meet these covenants and ratios would result in an Event of Default (as defined in the revolving credit agreement) and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of $229.3 million, as of September 30, 2016, to be immediately due and payable. Based on the Company's financial results through the third quarter of 2016, it is no longer in compliance with its minimum interest coverage ratio requirement. The minimum interest coverage ratio is calculated by dividing trailing twelve-month EBITDAX by trailing twelve-month interest expense. If a waiver, amendment or forbearance agreement is not obtained, the applicable credit facility lenders could give notice of acceleration as a result of this non-compliance. The Company does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated;

•
because the revolving credit facility borrowing base was redetermined in May 2016 to $200.0 million, the Company was overdrawn by $88.0 million and has been making mandatory monthly repayments of approximately $14.7 million. The borrowing base was further reduced on October 31, 2016 to $150.0 million, which is less than the current amount drawn. Under the terms of the credit agreement, the Company has a 20-day period from the date of redetermination to inform the bank group of its intended method to cure its deficiency. Please refer to Note 5 - Long-Term Debt for additional discussion on the Company's available options to cure its borrowing base deficiency. Depending on its election to cure the deficiency, the Company may not have sufficient cash on hand to be able to make the mandatory repayments associated with curing the deficiency at the time they are due;

•
the Company’s ability to make interest payments as they become due and repay indebtedness upon maturities (whether under existing terms or as a result of acceleration) is impacted by the Company’s liquidity. As of September 30, 2016, the Company had a $29.3 million borrowing base deficiency under its revolving credit facility and $133.4 million in cash and cash equivalents. As a result of the October 31, 2016 redetermination, the Company's borrowing base deficiency is $64.7 million, as of the date of filing;

•
the Company has two purchase and transportation agreements to deliver fixed determinable quantities of crude oil. The first agreement went into effect during the second quarter of 2015 for 12,580 barrels per day over an initial five year term. Based on current production estimates, assuming no future drilling and completion activity, the Company anticipates shortfalls in delivering the minimum volume commitments throughout the remainder of 2016. The Company has incurred $1.5 million in minimum volume commitment deficiency payments as of September 30, 2016. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential deficiency payments of $1.7 million for the remainder of 2016 and an aggregate $44.8 million in deficiency payments for 2017 through April 2020, when the agreement expires. In accordance with an adequate assurance of performance provision contained in the contract, the counterparty withheld $5.0 million from the Company's revenue payment during the third quarter of 2016. This payment is being held in a segregated account and is reflected in the other noncurrent assets line item in the accompanying balance sheets. The second agreement became effective on November 1, 2016 for 15,000 barrels per day over an initial seven year term. Based on current production estimates, assuming no future drilling and completion activity, and not designating any barrels to this commitment until May 2020. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential deficiency payments of $4.8 million in 2016 and an aggregate $165.2 million in deficiency payments for 2017 through October 2023, when the agreement expires. The actual amount of deficiency payments could vary on both contracts depending on the outcome of the Company's ability to renegotiate and execute on one or more of its current liquidity strategies; and

•
if the Company is unable to obtain a waiver from or otherwise reach an agreement with the lenders under the revolving credit facility and the indebtedness under the revolving credit facility is accelerated, then an Event of Default (as defined in the underlying indentures) under the Company's 6.75% Senior Notes due 2021 (“6.75% Senior Notes”) and 5.75% Senior Notes due 2023 (“5.75% Senior Notes”, collectively referred to as the “Senior Notes”) would occur. If an Event of Default occurs, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes, may declare the entire principal under the Senior Notes to be due and payable immediately. The Company made the October 15, 2016 interest payment of $17.0 million, which included per diem default interest, on its 6.75% Senior Notes to the indenture trustee within the 30-day grace period allowed under the governing indenture. The revolving credit facility and Senior Notes have cross default clauses.

If lenders, and subsequently noteholders, accelerate the Company’s outstanding indebtedness ($1.0 billion as of September 30, 2016), it will become immediately due and payable. In the event of acceleration, the Company does not have sufficient liquidity to repay those amounts and would have to seek relief through a Chapter 11 Bankruptcy proceeding. Due to covenant violations, the Company classified the revolving credit facility and Senior Notes as current liabilities as of September 30, 2016.

The significant risks and uncertainties described above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Company is currently in discussions with various stakeholders, regarding a potential (i) debt for equity exchange or (ii) private secured financing transaction. The Company is also seeking to obtain waivers or amendments from its lenders. There can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.

See Note 5 - Long-Term Debt and Note 6 - Commitment and Contingencies for additional details about the Company’s debt and commitments.

Recently Issued Accounting Standards
On January 1, 2016, the Company adopted FASB Update No. 2015 -03 - Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs and Update No. 2015-15, Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements on a retrospective basis. These updates require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The adoption resulted in a reclassification that reduced other noncurrent assets and senior notes - current portion by $12.1 million as of September 30, 2016 and reduced other noncurrent assets and long-term debt by $13.7 million on the accompanying balance sheets as of December 31, 2015.
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

In August 2016, the FASB issued Update No. 2016-15 – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of specific cash receipts and cash payments within the statement of cash flows. This authoritative accounting guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact, but does not currently believe it will have a material effect on the Company’s financial statements or disclosures.

NOTE 3 - ASSETS HELD FOR SALE

Previously, the Company had assets held for sale which consisted of the Company’s ownership interests in Rocky Mountain Infrastructure, LLC (“RMI”) and all assets within the Company's Mid-Continent region. During the second quarter, these assets were placed back in to assets held for use in the proved properties, unproved properties and wells in progress financial statement line items in the accompanying balance sheets, including the corresponding asset retirement obligation liability. During the second quarter of 2016, the Company recorded $3.0 million of catch-up depreciation on the RMI assets for the nine months that the assets were classified as held for sale and recorded a $6.0 million gain on termination fee shown in the accompanying statements of operations for the nine months ended September 30, 2016. The fair value of the Mid-Continent region was lower than the carrying value of the assets prior to classification as held for sale less any depletion that would have been recognized had the assets continuously been held and used, and therefore, no catch-up depletion was recorded for those assets.

The Company worked diligently to sell the asset packages listed above, but ultimately determined that current market conditions and liquidity concerns related to the Company's current balance sheet did not support the successful sale of such assets. Further, the Company's collateral value under the revolving credit facility would have been negatively impacted by the Mid-Continent region assets sale, thus negating any cash gained from such sale.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses contain the following:

	As of September 30,	As of December 31,
	2016	2015
	(in thousands)
Drilling and completion costs	$4,507	$32,459
Accounts payable trade	985	1,085
Accrued general and administrative cost	6,091	10,643
Lease operating expense	3,313	4,731
Accrued reclamation cost	—	162
Accrued interest	18,508	14,231
Production and ad valorem taxes and other	22,526	33,049
Total accounts payable and accrued expenses	$55,930	$96,360

NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following:

	As of September 30,	As of December 31,
	2016	2015
	(in thousands)
Revolving credit facility	$229,333	$79,000
6.75% Senior Notes due 2021	500,000	500,000
Unamortized premium on 6.75% Senior Notes	5,472	6,392
5.75% Senior Notes due 2023	300,000	300,000
Less debt issuance costs - Senior Notes	(12,062)	(13,726)
Total debt, net	1,022,743	871,666
Less current portion(1)	(1,022,743)	—
Total long-term debt	$—	$871,666
______________________

(1)
Due to covenant violations and potential related cross default clauses, the Company classified the revolving credit facility and Senior Notes as current liabilities as of September 30, 2016. Please refer to the Going Concern Uncertainty section in Note 2 - Basis of Presentation for additional discussion.

Credit Facility

The borrowing base under the Company’s senior secured revolving Credit Agreement, dated March 29, 2011, was reduced on May 20, 2016 from $475.0 million to $200.0 million, and was further reduced from $200.0 million to $150.0 million on October 31, 2016. The total credit facility size of $1.0 billion remaining unchanged. The borrowing base is redetermined semiannually, as early as April and October of each year. The revolving credit facility is collateralized by substantially all of the Company’s assets and matures on September 15, 2017. As of September 30, 2016, the Company had $229.3 million outstanding under the revolving credit facility and had a borrowing base deficiency of $29.3 million to be paid back in two remaining monthly installments of $14.7 million, with no additional available borrowing capacity. As of the date of filing, the Company had $214.7 million outstanding under the revolving credit facility and a total borrowing base deficiency, including the deficiency from the October 31, 2016 redetermination, of $64.7 million. The Company has one remaining monthly installment of $14.7 million to cure its May 2016 redetermination borrowing base deficiency. The remaining $50.0 million deficiency resulting from the October 31, 2016 redetermination is intended to be cured in a method elected by the Company as set forth in the credit agreement. Under the terms of the credit agreement, the Company has a 20-day period from the date of the deficiency notice to inform the bank group of its intended method to cure the deficiency. The Company's options to cure this deficiency are consistent with those available at the time of the May 20, 2016 redetermination, and include: (a) repaying the deficiency amount within 30 days from the deficiency notice date; (b) pledge, within 30 days after the deficiency notice date, additional oil and gas properties acceptable to the lenders, which the lenders deem sufficient in their sole discretion to eliminate the borrowing base deficiency; (c) repay the deficiency amount in six monthly installments equal to one-sixth of the borrowing base deficiency; (d) cure the deficiency through a combination of options (b) and (c) above. As of the date of filing, the Company had not informed the bank group of its intended method to cure its borrowing base deficiency.

The revolving credit facility restricts, among other items, certain dividend payments, additional indebtedness, asset sales, loans, investments and mergers. The revolving credit facility also contains certain financial covenants, which require the maintenance of certain financial and leverage ratios, as defined by the revolving credit facility. The revolving credit facility contains a ratio of maximum senior secured debt to trailing twelve-month EBITDAX (defined as earnings before interest expense, income tax expense, depreciation, depletion and amortization expense, and exploration expense and other non-cash charges) that must not exceed 2.50 to 1.00 and a minimum interest coverage ratio that must exceed 2.50 to 1.00. The maximum senior secured debt ratio is calculated by dividing borrowings under the revolving credit facility, balances drawn under letters of credit, and any outstanding second lien debt divided by trailing twelve-month EBITDAX. The minimum interest coverage ratio is calculated by dividing trailing twelve-month EBITDAX by trailing twelve-month interest expense. The revolving credit facility also contains a minimum current ratio covenant of 1.00 to 1.00. The revolving credit facility agreement states that the current ratio is to exclude the current portion of long-term debt, as such the classification of the Company's long-term debt to current liabilities did not impact the current ratio. Based on the financial results through the third quarter of 2016, the Company is no longer in compliance with its minimum interest coverage ratio requirement. If a waiver, amendment or forbearance agreement is not obtained, the applicable lenders could give notice of acceleration as a result of this non-compliance.

Senior Unsecured Notes

The $500.0 million aggregate principal amount of 6.75% Senior Notes that mature on April 15, 2021 and the $300.0 million aggregate principal amount of 5.75% Senior Notes that mature on February 1, 2023 are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and future unsecured senior debt, and are senior in right of payment to any future subordinated debt. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by the Company's existing and future domestic subsidiaries that guarantee or are borrowers under its revolving credit facility. The Company is subject to certain covenants under the respective indentures governing the Senior Notes that limit the Company’s ability to incur additional indebtedness, issue preferred stock, and make restricted payments, including certain dividends.

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

Commitments

As previously disclosed in the 2015 Form 10-K, the Company has two purchase and transportation agreements to deliver fixed determinable quantities of crude oil. The first agreement went into effect during the second quarter of 2015 for 12,580 barrels per day over an initial five year term. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential deficiency payments of $1.7 million for the remainder of 2016 and an aggregate $44.8 million in deficiency payments for 2017 through April 2020, when the agreement expires. The future anticipated shortfall assumes current production forecasts that contemplate no future drilling and completion activity. The Company has incurred $1.5 million as of September 30, 2016 in deficiency payments on the minimum volume commitments.

The second agreement became effective on November 1, 2016 for 15,000 barrels per day over an initial seven year term. Based on current production volumes with no future drilling activity, and the Company not designating any barrels to this commitment until May 2020, the anticipated shortfall in delivering the minimum volume commitments could result in potential deficiency payments of $4.8 million in 2016 and an aggregate $165.2 million in deficiency payments for 2017 through October 2023, when the agreement expires.

The actual amount of deficiency payments could vary depending on the outcome of the Company's ability to execute on its current liquidity strategies and future drilling. Due to continued low commodity prices, the suspension of drilling and completion activity, the Company intends to aggressively pursue restructuring the terms of these contracts, which could include among other items, altering the differential pricing and or committed volumes, and the associated deficiency fees for not meeting minimum volume commitments.

On July 31, 2012, the Company acquired leases to approximately 5,600 net acres in the Wattenberg Field from the State of Colorado, State Board of Land Commissioners. The Company paid approximately $12.0 million at closing and $12.0 million each subsequent year thereafter. During the second quarter of 2016, the Company made the final $12.0 million payment, which caused release of the $12.0 million letter of credit securing future payments.

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

Total expense recorded for restricted stock for the three month periods ended September 30, 2016 and 2015 was $1.2 million and $2.5 million, respectively, and $5.3 million and $9.0 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, unrecognized compensation cost was $5.5 million and will be amortized through 2018.

A summary of the status and activity of non-vested restricted stock for the nine months ended September 30, 2016 is presented below.

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	731,818	$29.47
Granted	113,044	$0.98
Vested	(343,349)	$31.14
Forfeited	(95,899)	$25.86
Non-vested at end of quarter	405,614	$21.11

Performance Stock Units under the Long Term Incentive Plan

The Company grants performance stock units (“PSUs”) to certain officers under its LTIP. The number of shares of the Company’s common stock that may be issued to settle PSUs ranges from zero to two times the number of PSUs awarded. PSUs are determined at the end of each annual measurement period over the course of the three-year performance cycle in an amount up to two-thirds of the target number of PSUs that are eligible for vesting (such that an amount equal to 200% of the target number of PSUs may be earned during the performance cycle) although no stock is actually awarded to the participant until the end of the entire three-year performance cycle. Any PSUs that have not vested at the end of the applicable measurement period are forfeited. The performance criterion for the PSUs is based on a comparison of the Company’s total shareholder return (“TSR”) for the measurement period compared with the TSRs of a group of peer companies for the same measurement period. The TSR for the Company and each of the peer companies is determined by dividing (A)(i) the average share price for the last 30 trading days of the applicable measuring period, minus (ii) the average share price for the 30 trading days immediately preceding the beginning of the applicable measuring period, by (B) the average share price for the 30 trading days immediately preceding the beginning of the applicable measuring period. The number of earned shares of the Company's common stock will be calculated based on which quartile its TSR percentage ranks as of the end of the annual measurement period relative to the other companies in the comparator group. The fair value of each PSU is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of PSUs to be earned during the performance period. Compensation expense associated with PSUs is recognized as general and administrative expense over the measurement period.

Total expense recorded for PSUs for the three month period ended September 30, 2016 and 2015 was $0.3 million and $0.6 million, respectively, and $1.5 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $1.9 million of total unrecognized compensation expense related to unvested PSUs to be amortized through 2018.

A summary of the status and activity of PSUs for the nine months ended September 30, 2016 is presented below:

	PSU	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year (1)	114,833	$35.27
Granted(1)	—	$—
Vested(1)	—	$—
Forfeited(1)	(25,780)	$35.34
Non-vested at end of quarter(1)	89,053	$35.36
____________________________

(1)
The number of awards assumes that the associated performance condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.

Long Term Incentive Plan Units

During the third quarter, the Company granted 2,808,558 of LTIP units (“units”) for a total fair value $2.7 million, that will settle in shares of the Company's common stock upon vesting. The units vest in one-third increments over three years. The units contain a share price cap of $26 that incrementally decreases the number of shares of the Company's common stock that will be released upon vesting if the Company's common stock were to exceed the share price cap.

Total expense recorded for the units for the three and nine month periods ended September 30, 2016 was $0.4 million. As of September 30, 2016, there was $2.0 million of total unrecognized compensation expense related to unvested units to be amortized through 2019.

A summary of the status and activity of non-vested units for the nine months ended September 30, 2016 is presented below.

	LTIP Units	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	—	$—
Granted	2,808,558	$0.98
Vested	—	$—
Forfeited	(318,663)	$0.98
Non-vested at end of quarter	2,489,895	$0.98

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

The following tables present the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of September 30, 2016 and December 31, 2015 and their classification within the fair value hierarchy:

	As of September 30, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Derivative assets(1)	$—	$2,093	$—
Unproved properties(2)	$—	$—	$162,202

	As of December 31, 2015
	Level 1	Level 2	Level 3
	(in thousands)
Derivative assets(1)	$—	$29,566	$—
Proved properties(2)	$—	$—	$811,913
Unproved properties(2)	$—	$—	$185,530
Asset retirement obligations(3)	$—	$—	$2,027
____________________________

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

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

Derivatives

Fair value of all derivative instruments are estimated with industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value of money, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. All valuations were compared against counterparty statements to verify the reasonableness of the estimate. The Company’s commodity swaps are validated by observable transactions for the same or similar commodity options using the NYMEX futures index, and are designated as Level 2 within the valuation hierarchy. Presently, all of the Company's derivative arrangements are concentrated with three counterparties, all of which are lenders under the Company’s revolving credit facility.

Proved Oil and Gas Properties

Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. The Company uses Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the NYMEX strip pricing, adjusted for basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no impairments recorded during the second or third quarters of 2016. The Company impaired the Mid-Continent region which had a carrying value of $110.0 million to its estimated fair value, based on the most recent bid the Company received, at the time it was held for sale of $100.0 million and recognized an impairment of $10.0 million during the first quarter of 2016. The Company impaired the Mid-Continent region, which had a carrying value of $431.2 million, to its fair value of $110.0 million and recognized an impairment of $321.2 million for the year ended December 31, 2015. The Company impaired the Rocky Mountain region, which had a carrying value of $1.1 billion, to its fair value of $701.9 million and recognized an impairment of $419.3 million for the year ended December 31, 2015.

Unproved Oil and Gas Properties

Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. To measure the fair value of unproved properties, the Company uses Level 3 inputs and the income valuation technique, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, remaining lease life and estimated reserve values. Unproved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company uses the price received for similar acreage in recent transactions by the Company or other market participants in the principal market. Due to leases expiring, the Company impaired non-core acreage in the Wattenberg Field, which had a carrying value of $186.7 million, to its fair value of $162.2 million and recognized an impairment of unproved properties of $24.5 million for the nine months ended September 30, 2016. Due to leases expiring, the Company impaired non-core acreage in the Wattenberg Field, which had a carrying value of $210.3 million, to its fair value of $185.5 million and recognized an impairment of unproved properties for the year ended December 31, 2015 of $24.8 million. The Company also fully impaired the North Park Basin in 2015, due to a change in the Company’s development plan, recognizing an impairment of unproved properties of $8.7 million.

Asset Retirement Obligation

The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value as of September 30, 2016. The Company had $2.0 million of asset retirement obligations recorded at fair value as of December 31, 2015.

Long-term Debt

As of September 30, 2016, the Company had $500.0 million of outstanding 6.75% Senior Notes and $300.0 million of outstanding 5.75% Senior Notes, all of which are unsecured senior obligations. The 6.75% Senior Notes are recorded at cost, plus the unamortized premium and net deferred financing costs, on the accompanying balance sheets at $498.3 million and $498.1 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of the 6.75% Senior Notes as of September 30, 2016 and December 31, 2015 was $233.8 million and $301.3 million, respectively. The 5.75% Senior Notes are recorded at cost, net of deferred financing costs, on the accompanying balance sheets at $295.1 million and $294.5 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of the 5.75% Senior Notes as of September 30, 2016 and December 31, 2015 was $138.6 million and $163.1 million, respectively. The Senior Notes are measured using Level 1 inputs based on a secondary market trading price. The Company’s revolving credit facility approximates fair value as the applicable interest rates are variable. The outstanding balance under the revolving credit facility as of September 30, 2016 and December 31, 2015 was $229.3 million and $79.0 million, respectively.

NOTE 9 - DERIVATIVES

The Company enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows. The Company’s derivatives include oil swap arrangements and puts, none of which qualify as having hedging relationships for accounting purposes. During the first quarter of 2016, the Company converted its three-way collars into fixed price swaps and puts.

As of September 30, 2016, and as of the filing date of this report, the Company had the following derivative commodity contracts in place:

Settlement Period	Derivative Instrument	Total Volumes (Bbls per day)	Average Fixed Price	Fair Market Value of Assets
				(in thousands)
Oil
4Q 2016	Swap	2,303	$52.83	814
4Q 2016	Put	4,031	$51.01	1,279

Total				$2,093

Derivative Assets Fair Value

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets.

The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of September 30, 2016 and December 31, 2015:

		As of September 30, 2016	As of December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value
		(in thousands)	(in thousands)
Derivative Assets:
Commodity contracts	Current assets	$2,093	$29,566
Commodity contracts	Noncurrent assets	—	—
Derivative Liabilities:
Commodity contracts	Current liabilities	—	—
Commodity contracts	Long-term liabilities	—	—
Total derivative asset		$2,093	$29,566

The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Derivative cash settlement gain:
Oil contracts	$4,348	$37,027	$15,749	$86,325
Gas contracts	—	690	—	2,047
Total derivative cash settlement gain(1)	$4,348	$37,717	$15,749	$88,372

Change in fair value gain (loss)	$(2,142)	$177	$(27,473)	$(37,100)

Total derivative gain (loss)(1)	$2,206	$37,894	$(11,724)	$51,272
_______________________________

(1)
Total derivative gain (loss) and the derivative cash settlement gain for the nine months ended September 30, 2016 and 2015 is reported in the derivative (gain) loss and derivative cash settlements line items on the accompanying statements of cash flows within the net cash provided by operating activities.

NOTE 10  - EARNINGS PER SHARE

The Company issues shares of restricted stock entitling the holders to receive non-forfeitable dividends, if and when, the Company was to declare a dividend, before vesting, thus making the awards participating securities. The awards are included in the calculation of earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and participating shareholders and losses to common shareholders only.

The Company issues units, which represent the right to receive, upon vesting, shares of the Company's common stock on a one to one basis up to a share price of $26. In the event the price of the Company's common stock were to exceed $26, the number of shares distributed would be adjusted downward so that the shares distributed would represent a value equivalent to $26 per share.

The Company issues PSUs, which represent the right to receive, upon settlement of the PSUs, a number of shares of the Company’s common stock that range from zero to two times the number of PSUs granted on the award date. The number of potentially dilutive shares related to PSUs and units is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the measurement period applicable to such PSUs and units. Please refer to Note 7- Stock-Based Compensation for additional discussion regarding these awards.

The following table sets forth the calculation of loss per basic and diluted shares for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Net loss	$(34,902)	$(112,299)	$(131,616)	$(171,884)
Less: undistributed loss to unvested restricted stock	—	—	—	—
Undistributed loss to common shareholders	(34,902)	(112,299)	(131,616)	(171,884)
Basic net loss per common share	$(0.71)	$(2.25)	$(2.67)	$(3.56)
Diluted net loss per common share	$(0.71)	$(2.25)	$(2.67)	$(3.56)

Weighted-average shares outstanding - basic	49,324	48,962	49,244	47,485
Add: dilutive effect of contingent PSUs	—	—	—	—
Weighted-average shares outstanding - diluted	49,324	48,962	49,244	47,485

The Company was in a net loss position for the three and nine months ended September 30, 2016 and 2015, which made any potentially dilutive shares anti-dilutive. There were 425,761 and 569,943 shares that were anti-dilutive for the three and nine months ended September 30, 2016. There were 156,750 and 265,280 shares that were anti-dilutive for the three and nine months ended September 30, 2015. The participating shareholders are not contractually obligated to share in the losses of the Company, and therefore, the entire net loss is allocated to the outstanding common shareholders.

NOTE 11 - INCOME TAXES

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. During the three and nine month periods ended September 30, 2016, the effective tax rate was 0.0%, respectively. During the three and nine month periods ended September 30, 2015, the effective tax rate was 37.8% and 37.9%, respectively. At December 31, 2015, a full valuation allowance was placed against the net deferred tax assets, which resulted in the Company’s current tax rate differing from the U.S. statutory income tax rate.
As of September 30, 2016, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that should impact the Company's tax position taken thus far in 2016. Given the substantial net operating loss carry forward at the federal level, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated, and any such adjustments would likely only adjust the Company's net operating loss carry forward.

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

Executive Summary

We are a Denver-based energy company engaged in the acquisition, exploration, development, and production of onshore oil and associated liquids-rich natural gas in the United States. We went public in December of 2011 with our shares of common stock trading on the NYSE under the symbol “BCEI.”

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

Given the deterioration in the Company's liquidity since the first quarter of 2016, there is now substantial doubt regarding the Company's ability to continue as a going concern. In response, the Company is addressing its current liquidity concerns with the assistance of advisors by pursuing the following potential strategies: (i) a debt for equity exchange or (ii) a private secured financing transaction. The Company is also seeking to obtain waivers or amendments from its lenders. Please refer to the Liquidity and Capital Resources section below for additional discussion. With the exception of one vertical well drilled during the third quarter, we ceased all drilling at the end of the first quarter of 2016 and reduced our future operating and corporate costs.

Senior Management Changes

Anthony Buchanon, Executive Vice President and Chief Operating Officer, has resigned from the Company effective August 2, 2016. In conjunction with Mr. Buchanon’s departure, Jeff Wojahn began serving as Senior Operations Advisor, in conjunction with his continued capacity as an independent non-executive director of the Company.
Additionally, effective October 28, 2016, Lynn E. Boone, the Company’s Senior Vice President, Reserves, departed from the Company.

Effective October 1, 2016, the Company’s board of directors promoted Scott Fenoglio, previously the Company’s Vice President, Planning, to serve as the Company’s Senior Vice President, Finance and Planning and principal financial officer.
Effective October 17, 2016, the Company’s board of directors appointed Cyrus D. Marter IV to serve as the Company’s Senior Vice President, General Counsel and Secretary.
Financial and Operating Results
Our financial and operational results include:

•
Net loss of $34.9 million for the third quarter of 2016, as compared to a net loss of $112.3 million for the third quarter of 2015 due primarily to a decrease in impairments of oil and gas properties partially offset by a 2015 tax benefit; and

•
Decrease in sales volumes of 28% to 1,928.9 MBoe in the third quarter of 2016 from 2,663.5 MBoe in the third quarter of 2015, with oil production representing approximately 52% of total sales volumes in the third quarter of 2016.

Outlook for Fourth Quarter 2016

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

We estimate capital expenditures for the fourth quarter of 2016 to range from $6.0 million to $8.0 million. With the exception of one vertical well drilled during the third quarter of 2016, we ceased our drilling program at the end of the first quarter of 2016 and do not have any active drilling planned for the remainder of 2016. The Company currently has six drilled and uncompleted horizontal wells in its inventory, consisting of four standard reach and two extended reach laterals. Until drilling and completion activity resumes, our production will decline in line with our normal decline curves, and we will experience further reductions in revenues, profitability and cash flows. The ultimate amount of capital we will expend may fluctuate materially based on, among other things, market conditions, commodity prices, consummation of restructuring strategies and further changes in the borrowing base under our revolving credit facility.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Three Months Ended September 30,
				Percent
	2016	2015	Change	Change
	(In thousands, except percentages)
Revenues:
Crude oil sales(3)	$37,884	$60,282	$(22,398)	(37)%
Natural gas sales(4)	6,946	8,033	(1,087)	(14)%
Natural gas liquids sales	4,495	3,834	661	17%
Product revenue	$49,325	$72,149	$(22,824)	(32)%

Sales Volumes:
Crude oil (MBbls)	1,011.7	1,550.8	(539.1)	(35)%
Natural gas (MMcf)	3,006.2	3,766.0	(759.8)	(20)%
Natural gas liquids (MBbls)	416.2	485.0	(68.8)	(14)%
Crude oil equivalent (MBoe)(1)	1,928.9	2,663.5	(734.6)	(28)%

Average Sales Prices (before derivatives)(2):
Crude oil (per Bbl)	$37.45	$38.87	$(1.42)	(4)%
Natural gas (per Mcf)	$2.31	$2.13	$0.18	8%
Natural gas liquids (per Bbl)	$10.80	$7.91	$2.89	37%
Crude oil equivalent (per Boe)(1)	$25.57	$27.09	$(1.52)	(6)%

Average Sales Prices (after derivatives)(2):
Crude oil (per Bbl)	$41.74	$62.75	$(21.01)	(33)%
Natural gas (per Mcf)	$2.31	$2.32	$(0.01)	—%
Natural gas liquids (per Bbl)	$10.80	$7.91	$2.89	37%
Crude oil equivalent (per Boe)(1)	$27.83	$41.25	$(13.42)	(33)%
_____________________________

(1)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(2)
The derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended September 30, 2016 and 2015, the derivative cash settlement gain for oil contracts was $4.3 million and $37.0 million, respectively, and the derivative cash settlement gain for gas contracts was zero and $0.7 million, respectively. Please refer to Note 9 - Derivatives of Part I, Item 1 of this report for additional disclosures.

(3)
Crude oil sales includes $104,000 and $46,000 of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2016 and 2015, respectively.

(4)
Natural gas sales includes $381,000 and $291,000 of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2016 and 2015, respectively.

Revenues decreased by 32%, to $49.3 million, for the three months ended September 30, 2016 compared to $72.1 million for the three months ended September 30, 2015 largely due to a 28% decrease in sales volumes, coupled with a 6% decrease in oil equivalent pricing. The decreased volumes are a direct result of decreased drilling and completion activity during the fourth quarter of 2015, the first quarter of 2016, and suspension of drilling and completion activity at the beginning of the second quarter of 2016. During the period from September 30, 2015 through September 30, 2016, we drilled 19 and completed 26 gross wells in the Rocky Mountain region and drilled zero and completed 2 gross wells in the Mid-Continent region, as compared to the period from September 30, 2014 through September 30, 2015, where we drilled 99 and completed 103 gross wells in the Rocky Mountain region and drilled 31 and completed 33 gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended September 30,
				Percent
	2016	2015	Change	Change
	(In thousands, except percentages)
Expenses:
Lease operating expense	$9,893	$17,155	$(7,262)	(42)%
Gas plant and midstream operating expense	2,874	3,081	(207)	(7)%
Severance and ad valorem taxes	4,100	2,411	1,689	70%
Exploration	—	6,979	(6,979)	(100)%
Depreciation, depletion and amortization	27,296	58,635	(31,339)	(53)%
Impairment of oil and gas properties	—	166,780	(166,780)	(100)%
Abandonment and impairment of unproved properties	7,682	1,630	6,052	371%
Unused commitments	1,688	—	1,688	100%
General and administrative	18,671	17,818	853	5%
Operating Expenses	$72,204	$274,489	$(202,285)	(74)%

Selected Costs ($ per Boe):
Lease operating expense	$5.13	$6.44	$(1.31)	(20)%
Gas plant and midstream operating expense	1.49	1.16	0.33	28%
Severance and ad valorem taxes	2.13	0.91	1.22	134%
Exploration	—	2.62	(2.62)	(100)%
Depreciation, depletion and amortization	14.15	22.01	(7.86)	(36)%
Impairment of oil and gas properties	—	62.62	(62.62)	(100)%
Abandonment and impairment of unproved properties	3.98	0.61	3.37	552%
Unused commitments	0.88	—	0.88	100%
General and administrative	9.68	6.69	2.99	45%
Operating Expenses	$37.44	$103.06	$(65.62)	(64)%

Lease operating expense.  Our lease operating expense decreased $7.3 million, or 42%, to $9.9 million for the three months ended September 30, 2016 from $17.2 million for the three months ended September 30, 2015 and decreased on an equivalent basis from $6.44 per Boe to $5.13 per Boe. The majority of the decrease is due to continued operating cost reductions along with decreased activity levels. The Company reduced operating costs and negotiated contract reductions resulting in decreased pumping and gauging costs of $0.5 million, compression costs of $0.7 million and well servicing costs of $1.5 million during the three months ended September 30, 2016 when compared to the same period in 2015.

Gas plant and midstream operating expense.  Our gas plant and midstream operating expense decreased $0.2 million, or 7%, to $2.9 million for the three months ended September 30, 2016 from $3.1 million for the three months ended September 30, 2015 and increased on an equivalent basis from $1.16 per Boe to $1.49 per Boe. The increase on an equivalent basis is due to a greater decrease in sales volumes than in overall expense on a proportionate basis.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 70% to $4.1 million for the three months ended September 30, 2016 from $2.4 million for the three months ended September 30, 2015. Severance and ad valorem taxes primarily correlate to revenue; however, we received a tax refund during the three months ended September 30, 2015, effectively causing the expense to decrease in 2015.

Exploration.  Our exploration expense decreased $7.0 million during the three months ended September 30, 2016 when compared to the same period in 2015. During the three months ended September 30, 2016, we incurred zero exploration charges. During the three months ended September 30, 2015, we incurred $6.8 million of charges on wells for which we were unable to assign economic proved reserves relating to exploratory wells located in southern Arkansas.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense decreased $31.3 million, or 53%, to $27.3 million for the three months ended September 30, 2016 from $58.6 million for the three months ended September 30, 2015 and decreased on an equivalent basis from $22.01 per Boe to $14.15 per Boe. The decrease is due primarily to a reduction in the net proved properties depletable base of approximately 41% between the comparable periods.
Impairment of oil and gas properties.  Our impairment of oil and gas properties decreased $166.8 million for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015. There were zero impairment charges during the three months ended September 30, 2016. We impaired our Mid-Continent assets by $166.8 million to their fair value upon classification as assets held for sale during the three months ended September 30, 2015.
Abandonment and impairment of unproved properties.  Our abandonment and impairment of unproved properties increased 371% to $7.7 million for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015. The Company incurred $7.7 million and $1.6 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the three months ended September 30, 2016 and 2015.

Unused commitments. Our unused commitments increased to 1.7 million for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015. The unused commitments expense in 2016 is a result of $1.0 million from deficiency payments for water commitments and $0.7 million from deficiencies on our purchase and transportation agreement. Please see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional discussion on our purchase and transportation agreements.

General and administrative. Our general and administrative expense increased 5%, to $18.7 million for the three months ended September 30, 2016 from $17.8 million for the comparable period in 2015 and increased on an equivalent basis to $9.68 per Boe from $6.69 per Boe. The increase in general and administrative expense between comparable periods was due to advisory fees related to financing alternatives of $5.9 million. During the three months ended September 30, 2016, we have experienced a decrease in salaries and wages, including related benefits, of $3.3 million and stock compensation of $1.3 million due to reductions in workforce that have occurred since September 30, 2015.

Derivative gain (loss).  Our derivative gain decreased $35.7 million to a $2.2 million gain for the three months ended September 30, 2016 when compared to the same period in 2015. The decrease is due to the reduction in hedged volumes and contract prices decreasing at the time of conversion from three-way collars to swaps and puts at the end of the first quarter of 2016 bringing them closer to realized prices during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015. Please refer to Note 9 - Derivatives above for additional discussion.

Interest expense.  Our interest expense for the three months ended September 30, 2016 increased 8%, to $15.1 million compared to $14.1 million for the three months ended September 30, 2015. Total interest expense is comprised primarily of interest expense attributable to the Senior Notes including amortization of the premium and financing costs, which was $13.1 million and $13.0 million for the three months ended September 30, 2016 and 2015, respectively. Weighted-average debt outstanding for the three months ended September 30, 2016 was $1.1 billion as compared to $862.0 million for the comparable period in 2015.

Income tax benefit. Our estimate for federal and state income tax benefit for the three months ended September 30, 2016 was zero as compared to $68.3 million for the three months ended September 30, 2015. We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation. Our effective tax rates for the three months ended September 30, 2016 and 2015 were 0.0% and 37.8%, respectively. At December 31, 2015, a full valuation allowance was placed against the net deferred tax assets, which caused the Company’s effective tax rate to differ from the U.S. statutory income tax rate.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Nine Months Ended September 30,
				Percent
	2016	2015	Change	Change
	(In thousands, except percentages)
Revenues:
Crude oil sales(3)	$117,711	$196,205	$(78,494)	(40)%
Natural gas sales(4)	16,270	23,106	(6,836)	(30)%
Natural gas liquids sales	14,048	16,336	(2,288)	(14)%
Product revenue	$148,029	$235,647	$(87,618)	(37)%

Sales Volumes:
Crude oil (MBbls)	3,476.6	4,574.3	(1,097.7)	(24)%
Natural gas (MMcf)	9,502.2	10,808.8	(1,306.6)	(12)%
Natural gas liquids (MBbls)	1,197.2	1,315.0	(117.8)	(9)%
Crude oil equivalent (MBoe)(1)	6,257.5	7,690.8	(1,433.3)	(19)%

Average Sales Prices (before derivatives)(2):
Crude oil (per Bbl)	$33.86	$42.89	$(9.03)	(21)%
Natural gas (per Mcf)	$1.71	$2.14	$(0.43)	(20)%
Natural gas liquids (per Bbl)	$11.73	$12.42	$(0.69)	(6)%
Crude oil equivalent (per Boe)(1)	$23.66	$30.64	$(6.98)	(23)%

Average Sales Prices (after derivatives)(2):
Crude oil (per Bbl)	$38.39	$61.76	$(23.37)	(38)%
Natural gas (per Mcf)	$1.71	$2.33	$(0.62)	(27)%
Natural gas liquids (per Bbl)	$11.73	$12.42	$(0.69)	(6)%
Crude oil equivalent (per Boe)(1)	$26.17	$42.13	$(15.96)	(38)%
_____________________________

(1)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(2)
The derivatives economically hedge the price we receive for crude oil and natural gas. For the nine months ended September 30, 2016 and 2015, the derivative cash settlement gain for oil contracts was $15.7 million and $86.3 million, respectively, and the derivative cash settlement gain for gas contracts for the same periods was zero and $2.0 million, respectively. Please refer to Note 9 - Derivatives of Part I, Item 1 of this report for additional disclosures.

(3)
Crude oil sales includes $387,000 and $46,000 of oil transportation revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2016 and 2015, respectively.

(4)
Natural gas sales includes $1.1 million and $0.4 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2016 and 2015, respectively.

Revenues decreased by 37%, to $148.0 million, for the nine months ended September 30, 2016 compared to $235.6 million for the nine months ended September 30, 2015 largely due to a 23% decrease in oil equivalent pricing, coupled with a 19% decrease in sales volumes. The decreased volumes are a direct result of decreased drilling and completion activity during the fourth quarter of 2015, the first quarter of 2016, and suspension of drilling and completion activity at the beginning of the second quarter of 2016. During the period from September 30, 2015 through September 30, 2016, we drilled 19 and completed 26 gross wells in the Rocky Mountain region and drilled zero and completed 2 gross wells in the Mid-Continent region, as compared to the period from September 30, 2014 through September 30, 2015, where we drilled 99 and completed 103 gross wells in the Rocky Mountain region and drilled 31 and completed 33 gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated.

	Nine Months Ended September 30,
				Percent
	2016	2015	Change	Change
	(In thousands, except percentages)
Expenses:
Lease operating expense	$33,928	$51,710	$(17,782)	(34)%
Gas plant and midstream operating expense	10,198	8,685	1,513	17%
Severance and ad valorem taxes	11,531	13,055	(1,524)	(12)%
Exploration	943	13,225	(12,282)	(93)%
Depreciation, depletion and amortization	84,602	187,564	(102,962)	(55)%
Impairment of oil and gas properties	10,000	166,780	(156,780)	(94)%
Abandonment and impairment of unproved properties	24,463	21,627	2,836	13%
Unused commitments	3,460	—	3,460	100%
General and administrative	49,591	56,292	(6,701)	(12)%
Operating Expenses	$228,716	$518,938	$(290,222)	(56)%

Selected Costs ($ per Boe):
Lease operating expense	$5.42	$6.72	$(1.30)	(19)%
Gas plant and midstream operating expense	1.63	1.13	0.50	44%
Severance and ad valorem taxes	1.84	1.70	0.14	8%
Exploration	0.15	1.72	(1.57)	(91)%
Depreciation, depletion and amortization	13.52	24.39	(10.87)	(45)%
Impairment of oil and gas properties	1.60	21.69	(20.09)	(93)%
Abandonment and impairment of unproved properties	3.91	2.81	1.10	39%
Unused commitments	0.55	—	0.55	100%
General and administrative	7.93	7.32	0.61	8%
Operating Expenses	$36.55	$67.48	$(30.93)	(46)%

Lease operating expense.  Our lease operating expense decreased $17.8 million, or 34%, to $33.9 million for the nine months ended September 30, 2016 from $51.7 million for the nine months ended September 30, 2015 and decreased on an equivalent basis from $6.72 per Boe to $5.42 per Boe. The decrease is due to continued operating costs reductions along with decreased activity levels. The Company reduced operating costs and negotiated contract reductions resulting in decreased pumping and gauging costs of $2.1 million, compression costs of $3.1 million and well servicing costs of $7.4 million during the nine months ended September 30, 2016 when compared to the same period in 2015.

Gas plant and midstream operating expense.  Our gas plant and midstream operating expense increased $1.5 million, or 17%, to $10.2 million for the nine months ended September 30, 2016 from $8.7 million for the nine months ended September 30, 2015 and increased on an equivalent basis from $1.13 per Boe to $1.63 per Boe. The increase in aggregate and on an equivalent basis is due to RMI's operations beginning during May of 2015.
Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased 12% to $11.5 million for the nine months ended September 30, 2016 from $13.1 million for the nine months ended September 30, 2015. Severance and ad valorem taxes primarily correlate to revenue. Revenues decreased by 37% for the nine months ended September 30, 2016 when compared to the same period in 2015, which was offset by a tax refund received during the third quarter of 2015.

Exploration.  Our exploration expense decreased $12.3 million to $0.9 million during the nine months ended September 30, 2016 when compared to the same period in 2015. During the nine months ended September 30, 2016, we had minimal exploration charges. During the nine months ended September 30, 2015, we incurred charges for exploratory wells located in the North Park Basin and southern Arkansas for $5.7 million and $6.8 million, respectively, for which we were unable to assign economic proved reserves.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense decreased $103.0 million, or 55%, to $84.6 million for the nine months ended September 30, 2016 from $187.6 million for the nine months ended September 30, 2015 and decreased on an equivalent basis from $24.39 per Boe to $13.52 per Boe. The decrease is due primarily to a reduction in the net proved properties depletable base of approximately 41% between the comparable periods.

Impairment of oil and gas properties. Our impairment of proved properties decreased $156.8 million, to $10.0 million for the nine months ended September 30, 2016 when compared to the same period in 2015. The Company impaired its Dorcheat Field by $10.0 million, based upon the most recent received bid during the first quarter of 2016, when it was held for sale. During the nine months ended September 30, 2015, we impaired our Mid-Continent assets by $166.8 million to their fair value upon classification as assets held for sale.
Abandonment and impairment of unproved properties.  Our abandonment and impairment of unproved properties increased 13% to $24.5 million for the nine months ended September 30, 2016 when compared to the same period in 2015. The Company incurred $24.5 million and $12.9 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the nine months ended September 30, 2016 and 2015, respectively, and $8.7 million of impairment charges to fully impair the North Park Basin due to a strategic shift in our development plan during the nine months ended September 30, 2015.

Unused commitments. Our unused commitments increased to $3.5 million for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. The unused commitments expense in 2016 is a result of $2.0 million from deficiency payments for water commitments and $1.5 million from deficiencies on our purchase and transportation agreement. Please see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional discussion on our purchase and transportation agreements.

General and administrative. Our general and administrative expense decreased 12%, to $49.6 million for the nine months ended September 30, 2016 from $56.3 million for the comparable period in 2015 and increased on an equivalent basis to $7.93 per Boe from $7.32 per Boe. The decrease between comparable periods in general and administrative expense was due to a reduction in workforce which resulted in a reduction of salaries and wages, including related benefits, of $6.6 million, accrued bonuses of $2.0 million and stock compensation of $3.6 million. These 2016 cost savings were offset by $5.9 million in advisory fees related to financing alternatives incurred during the nine months ended September 30, 2016.

Derivative gain (loss).  Our derivative loss increased $63.0 million to a loss of $11.7 million for the nine month period ended September 30, 2016 when compared to the same period in 2015. The decrease is related to a reduction in hedged volumes and contract prices decreasing at the time of conversion from three-way collars to swaps and puts at the end of the first quarter of 2016 bringing them closer to realized prices during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. Please refer to Note 9 - Derivatives above for additional discussion.

Interest expense.  Our interest expense for the nine months ended September 30, 2016 increased 8%, to $46.2 million compared to $42.8 million for the nine months ended September 30, 2015. Total interest expense is comprised primarily of interest expense attributable to the Senior Notes including amortization of the premium and financing costs, which was $39.2 million and $39.1 million for the nine month periods ended September 30, 2016 and 2015, respectively. Weighted average debt outstanding for the nine months ended September 30, 2016 was $1.0 billion as compared to $836.0 million for the comparable period in 2015.

Income tax benefit. Our estimate for federal and state income tax benefit for the nine months ended September 30, 2016 was zero as compared to $104.8 million for the nine months ended September 30, 2015. We are allowed to deduct various items for tax reporting purposes that are capitalized for purposes of financial statement presentation. Our effective tax rates for the nine month periods ended September 30, 2016 and 2015 were 0.0% and 37.9%, respectively. As of December 31, 2015, a full valuation allowance was placed against the net deferred tax assets, which caused the Company’s effective tax rate to differ from the U.S. statutory income tax rate.

Liquidity and Capital Resources

Since the first quarter of 2016, the Company’s liquidity outlook has deteriorated due to the Company's inability to sell assets given current market conditions and counterparty concerns about the Company's liquidity and current capital structure, borrowing base reductions that have occurred during 2016, continuation of depressed commodity prices and the inability to access the debt and capital markets. In addition, the Company’s senior secured revolving credit agreement (the “revolving credit facility”) is subject to scheduled redeterminations of its borrowing base, semi-annually, as early as April and October of each year, based primarily on reserve report values using lender commodity price expectations at such time as well as other factors within the discretion of the lenders that are party to the revolving credit facility.

As a result of these and other factors, the following issues have adversely impacted the Company’s ability to continue as a going concern:

•
the Company’s ability to comply with financial covenants and ratios in its revolving credit facility and indentures has been affected by continued low commodity prices. Among other things, the Company is required under its revolving credit facility to maintain a minimum interest coverage ratio (the “minimum interest coverage ratio”) that must exceed 2.50 to 1.00. Absent a waiver, amendment or forbearance agreement, failure to meet these covenants and ratios would result in an Event of Default (as defined in the revolving credit agreement) and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of $229.3 million, as of September 30, 2016, to be immediately due and payable. Based on the Company's financial results through the third quarter of 2016, it is no longer in compliance with its minimum interest coverage ratio requirement. The minimum interest coverage ratio is calculated by dividing trailing twelve-month EBITDAX by trailing twelve-month interest expense. If a waiver, amendment or forbearance agreement is not obtained, the applicable credit facility lenders could give notice of acceleration as a result of this non-compliance. The Company does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated;

•
because the revolving credit facility borrowing base was redetermined in May 2016 to $200.0 million, the Company was overdrawn by $88.0 million and has been making mandatory monthly repayments of approximately $14.7 million. The borrowing base was further reduced on October 31, 2016 to $150.0 million, which is less than the current amount drawn. Under the terms of the credit agreement, the Company has a 20-day period from the date of redetermination to inform the bank group of its intended method to cure its deficiency. Please refer to Note 5 - Long-Term Debt for additional discussion on the Company's available options to cure its borrowing base deficiency. Depending on its election to cure the deficiency, the Company may not have sufficient cash on hand to be able to make the mandatory repayments associated with curing the deficiency at the time they are due;

•
the Company’s ability to make interest payments as they become due and repay indebtedness upon maturities (whether under existing terms or as a result of acceleration) is impacted by the Company’s liquidity. As of September 30, 2016, the Company had a $29.3 million borrowing base deficiency under its revolving credit facility and $133.4 million in cash and cash equivalents. As a result of the October 31, 2016 redetermination, the Company's borrowing base deficiency is $64.7 million, as of the date of filing;

•
the Company has two purchase and transportation agreements to deliver fixed determinable quantities of crude oil. The first agreement went into effect during the second quarter of 2015 for 12,580 barrels per day over an initial five year term. Based on current production estimates, assuming no future drilling and completion activity, the Company anticipates shortfalls in delivering the minimum volume commitments throughout the remainder of 2016. The Company has incurred $1.5 million in minimum volume commitment deficiency payments as of September 30, 2016. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential deficiency payments of $1.7 million for the remainder of 2016 and an aggregate $44.8 million in deficiency payments for 2017 through April 2020, when the agreement expires. In accordance with an adequate assurance of performance provision contained in the contract, the counterparty withheld $5.0 million from the Company's revenue payment during the third quarter of 2016. This payment is being held in a segregated account and is reflected in the other noncurrent assets line item in the accompanying balance sheets. The second agreement became effective on November 1, 2016 for 15,000 barrels per day over an initial seven year term. Based on current production estimates, assuming no future drilling and completion activity, and not designating any barrels to this commitment until May 2020. Under the current terms of the contract, the anticipated shortfall in delivering the minimum volume commitments could result in potential deficiency payments of $4.8 million in 2016 and an aggregate $165.2 million in deficiency payments for 2017 through October 2023, when the agreement expires. The actual amount of deficiency payments could vary on both contracts depending on the outcome of the Company's ability to renegotiate and execute on one or more of its current liquidity strategies; and

•
if the Company is unable to obtain a waiver from or otherwise reach an agreement with the lenders under the revolving credit facility and the indebtedness under the revolving credit facility is accelerated, then an Event of Default (as defined in the underlying indentures) under the Company's 6.75% Senior Notes due 2021 (“6.75% Senior Notes”) and 5.75% Senior Notes due 2023 (“5.75% Senior Notes”, collectively referred to as the “Senior Notes”) would occur. If an Event of Default occurs, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes, may declare the entire principal under the Senior Notes to be due and payable immediately. The Company made the October 15, 2016 interest payment of $17.0 million, which included per diem default interest, on its 6.75% Senior Notes to the indenture trustee within the 30-day grace period allowed under the governing indenture. The revolving credit facility and Senior Notes have cross default clauses.

If lenders, and subsequently noteholders, accelerate the Company’s outstanding indebtedness ($1.0 billion as of September 30, 2016), it will become immediately due and payable. In the event of acceleration, the Company does not have sufficient liquidity to repay those amounts and would have to seek relief through a Chapter 11 Bankruptcy proceeding. Due to covenant violations, the Company classified the revolving credit facility and Senior Notes as current liabilities as of September 30, 2016.

The significant risks and uncertainties described above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Company is currently in discussions with various stakeholders, regarding a potential (i) debt for equity exchange or (ii) private secured financing transaction. The Company is also seeking to obtain waivers or amendments from its lenders. There can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.

As of September 30, 2016, our borrowing base was $200.0 million, of which we had $229.3 million outstanding on our revolving credit facility, resulting in a borrowing base deficiency of $29.3 million, and no available borrowing capacity. Please refer to Note 5 - Long-term debt above for additional discussion. As of the date of filing, our borrowing base was $150.0 million, resulting in a borrowing base deficiency of $64.7 million, and no available borrowing capacity. Our weighted-average interest rates (excluding amortization of deferred financing costs and the accretion of our contractual obligation for land acquisition) on borrowings from our revolving credit facility were 2.33% and 1.69%, respectively, for the nine months ended September 30, 2016 and 2015. Our commitment fees were $0.5 million and $1.5 million, respectively, for the nine months ended September 30, 2016 and 2015.

For the remainder of 2016, we have oil swaps and puts with quarterly volumes of 2,303 Bbls per day and 4,031 Bbls per day, respectively, with average fixed prices of $52.83 per Bbl and $51.01 per Bbl, respectively. Please refer to Note 9 - Derivatives above for a summary of derivatives in place and Item 3. Quantitative and Qualitative Disclosures About Market Risks below for additional discussion.

The following table summarizes our cash flows and other financial measures for the periods indicated.

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$30,578	$173,524
Net cash used in investing activities	68,223	386,197
Net cash provided by financing activities	149,734	235,415
Cash and cash equivalents	133,430	25,326
Acquisition of oil and gas properties	919	13,602
Exploration and development of oil and gas properties	47,491	361,131

Cash flows provided by operating activities

During the nine month period ended September 30, 2016, we generated $30.6 million of cash provided by operating activities, a decrease of $142.9 million from the comparable period in 2015. The decrease in cash flows from operating activities resulted primarily from an $87.6 million decrease in revenues due to a 23% decrease in oil equivalent pricing and a 19% decrease in sales volumes and a $72.6 million decrease in derivative cash settlements during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. See Results of Operations above for more information on the factors driving these changes.

Cash flows used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2016 decreased $318.0 million as compared to the same period in 2015. For the nine months ended September 30, 2016, cash used for the development of oil and gas properties was $47.5 million, a significant decrease from our prior year drilling program due to lower commodity prices and liquidity constraints. For the nine months ended September 30, 2015, cash used for the acquisition of oil and gas properties was $13.6 million and cash used for the development of oil and gas properties was $361.1 million.

Cash flows provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 decreased $85.7 million compared to the same period in 2015. The decrease was primarily due to the difference in borrowings in excess of payments on our revolving credit facility increasing by $114.3 million for the nine months ended September 30, 2016, when compared to the same period in 2015 offset by net proceeds from the sale of common stock of $202.7 million that occurred in 2015.

New Accounting Pronouncements

Please refer to Note 2 — Basis of Presentation under Part I, Item 1 of this report for any recently issued or adopted accounting standards.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2015 Form 10-K.

Effects of Inflation and Pricing

Inflation in the United States increased slightly over the past few years, which did not have a material impact on our results of operations for the periods ended September 30, 2016 and 2015. Although the impact of inflation has been relatively insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations, depletion expense, impairment assessments of oil and gas properties, asset retirement obligations, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. Given that oil and gas prices remain depressed, we would anticipate that costs of materials and services to remain at the lower levels we have experienced in the last year.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments, other than what was disclosed in Note 8 - Commitments and Contingencies, as disclosed in our 2015 Form 10-K.

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

Forward‑looking statements include statements related to, among other things:

•	the Company’s ability to continue as a going concern;

•	the Company's business, liquidity and restructuring strategies;

•	the Company’s compliance with financial covenants and ratios under its revolving credit facility;

•	the Company's ability to satisfy its purchase and transportation agreements and resulting deficiency payment obligations;

•	the Company's ability to restructure its purchase and transportation commitments;

•	reserves estimates;

•	estimated sales volumes for 2016;

•	amount and allocation of forecasted capital expenditures and plans for funding capital expenditures and operating expenses;

•	the Wattenberg Field being a premier oil and resource play in the United States;

•	anticipated continued reduction of costs of materials and services;

•	anticipated reduction of general and administrative expense and lease operating costs as a result of the measures taken in first quarter 2016 to reduce headcount;

•	ability to satisfy obligations related to ongoing operations;

•	impact of lower commodity prices;

•	plans to drill or participate in wells including the intent to focus in specific areas or formations;

•	our estimated revenues and losses;

•	the timing and success of specific projects;

•	outcomes and effects of litigation, claims and disputes;

•	impact of recently issued accounting pronouncements;

•	the Company’s tax position and future tax adjustments;

•	our financial position;

•	the amount and availability of our borrowing base under our revolving credit facility and the effect of future borrowing base redeterminations;

•	our cash flow and liquidity;

•	our future production;

•	the ability of the Company to repay its indebtedness as it becomes due or upon acceleration, if any;

•	impact of commodity derivative positions;

•	the Company's outlook; and

•	other statements concerning our operations, economic performance and financial condition.

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
Interest Rates
As of September 30, 2016, we had $229.3 million outstanding under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a fluctuating rate that is tied to an adjusted bank base rate or London Interbank Offered Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.
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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Due to our significant liquidity concerns and our ability to comply with all of our restrictive covenants contained in our revolving credit agreement, there is substantial doubt about our ability to continue as a going concern for the next twelve months.
Based on our financial results through the third quarter of 2016, the Company is out of compliance with one of its financial covenants and ratios under its revolving credit facility. If the Company is unable to obtain a waiver or other suitable relief from the lenders, an Event of Default (as defined in the revolving credit facility) would result and the lenders could accelerate the outstanding indebtedness, making it immediately due and payable. If the indebtedness under the revolving credit facility is accelerated, then an Event of Default (as defined by the indentures governing the Senior Notes) under the Company's

Senior Notes would occur, which, if it continues beyond any applicable cure periods, would, to the extent declared by the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes, result in the entire principal under the Senior Notes being due and payable immediately. If lenders, and subsequently noteholders, accelerate the Company’s outstanding indebtedness ($1.0 billion as of September 30, 2016), such indebtedness will become immediately due and payable, and the Company will not have sufficient liquidity to repay those amounts.

Absent completion of certain actions that are not solely within our control, we do not expect our forecasted cash and credit availability to be sufficient to meet our commitments as they come due over the next twelve months nor do we expect to be in a position to cure our current covenants defaults within the applicable cure period, absent of a waiver, or otherwise, remain in compliance with other restrictive covenants contained in our credit agreements unless those requirements are amended further. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. In order to continue as a going concern, we will need to (i) sell additional assets, (ii) restructure our debt, (iii) minimize our capital expenditures, (iv) obtain waivers or amendments from our lenders, (v) effectively manage our expenses and working capital and/or (vi) improve our cash flows from operations. Completion of the foregoing actions is not solely within our control, and we may be unable to successfully complete one or all of these actions. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we may find it necessary to file a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure. See Note 2 - Basis of Presentation - Going Concern Uncertainty to our condensed consolidated financial statements included in Part I, Item 1of this report.
Our short-term liquidity is constrained, and could severely impact our cash flow and our development of our properties.
Currently, our principal sources of liquidity are cash flow from our operations and borrowings under our revolving credit facility. As part of our regularly scheduled October 2016 borrowing base redetermination, our revolving credit facility borrowing base and commitment amounts were reduced to $150.0 million from $200.0 million. As of the date of filing, the Company had $214.7 million outstanding under the revolving credit facility and had a borrowing base deficiency of $64.7 million, with no additional available borrowing capacity. This reduction has resulted in our liquidity being severely limited. Furthermore, in the absence of the execution upon one or more of our current liquidity strategies, we expect that the borrowing base will be further reduced during the next semiannual redetermination. As the borrowing base of our revolving credit facility becomes further limited, we may not be able to fund our operations and drilling activities and pay the interest on our debt, which could result in our defaulting under our various debt instruments and possibly seeking bankruptcy protection.

Our substantial indebtedness, liquidity issues and the potential for restructuring transactions may impact our business, financial condition and operations.

Due to our substantial indebtedness, liquidity issues and the potential for the Company to undergo a restructuring, there is risk that, among other things:

•	third parties’ confidence in our ability to explore and produce oil and natural gas could erode, which could impact our ability to execute on our business strategies;

•	it may become more difficult to retain, attract or replace key employees;

•	employees could be distracted from the performance of their duties or more easily attracted to other career opportunities; and

•
our suppliers, firm transportation counterparties, hedge counterparties, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

The occurrence of certain of these events has already negatively affected our business and may have a material adverse effect on our business, results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended September 30, 2016.

Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended September 30, 2016.

				Maximum
			Total Number of	Number of
	Total		Shares	Shares that May
	Number of	Average Price	Purchased as Part of	Be Purchased
	Shares	Paid per	Publicly Announced	Under Plans or
	Purchased(1)	Share	Plans or Programs	Programs
July 1, 2016 - July 30, 2016	1,860	$1.29	—	—
August 1, 2016 - August 31, 2016	1,344	$0.80	—	—
September 1, 2016 - September 30, 2016	4,712	$1.16	—	—
Total	7,916	$1.13	—	—
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1†*	Employment Letter Agreement dated September 28, 2016 between the Company and Scott A. Fenoglio

10.2†*	Second Amended and Restated Change in Control and Severance Plan

31.1†	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2†	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101†
The following materials from the Bonanza Creek Energy, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†                 Filed or furnished herewith
*     Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	November 9, 2016	By:	/s/ Richard J. Carty
Richard J. Carty
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Scott A. Fenoglio
Scott A. Fenoglio
Senior Vice President, Finance & Planning
(principal financial officer)

		By:	/s/ Wade E. Jaques
Wade E. Jaques
Vice President and Chief Accounting Officer
(principal accounting officer)