Form 10-K/A
period 2016-12-31
Bonanza Creek Energy, Inc.
filed 2017-04-25
CIK 1509589

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

Form 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not heck if a smaller reporting company)	Smaller reporting company ☐

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

Number of shares of registrant’s common stock outstanding as of March 10, 2017: 49,680,903

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

Bonanza Creek Energy, Inc. (“Bonanza Creek” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017. This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated from the Company’s definitive proxy statement or included in an amendment to the Form 10-K filed no later than 120 days after the Company’s fiscal year end covered by such Form 10-K. The Company is filing this amendment because a definitive proxy statement containing such information will not be filed by April 30, 2017.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Form 10-K are hereby amended and restated in their entirety and Part IV, Item 15 of the Form 10-K is hereby amended to reflect the new certifications filed by our principal executive officer and our principal financial officer as exhibits to this Amendment. The cover page of the form 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above in this explanatory note, no other information in the Form 10-K is being modified or amended by this Amendment. Except as provided herein, this Amendment does not otherwise reflect events occurring after March 15, 2017, which is the date of the filing of the Form 10-K. In particular, on January 4, 2017, Bonanza Creek and all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), and on April 7, 2017, the Bankruptcy Court entered an order confirming the Debtor’s Third Amended Joint Prepackaged Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated April 6, 2017. Except as provided herein, this Amendment does not reflect the corporate governance arrangements to be effective upon emergence from bankruptcy, which is expected to occur prior to or shortly after May 1, 2017.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided herein, the information in this Item 10 does not otherwise reflect events occurring after March 15, 2017.

Directors and Executive Officers

The directors and executive officers of Bonanza Creek, as of March 15, 2017, are as follows:

Name	Age	Title
James A. Watt	67	Chairman of the Board
Kevin A. Neveu	56	Director
Gregory P. Raih	69	Director
Jeff E. Wojahn	54	Director
Richard J. Carty	48	Director, President and Chief Executive Officer
Scott A. Fenoglio	42	Senior Vice President, Finance & Planning (principal financial officer)
Wade E. Jaques	44	Vice President and Chief Accounting Officer
Ramon “Curt” Moore	50	Senior Vice President, Land

Kevin A. Neveu was elected to our Board in March 2011. Mr. Neveu is the President and Chief Executive Officer and a director of Precision Drilling Corporation and has held these positions since joining the company in 2007. Mr. Neveu has 35 years of experience in the oilfield services sector holding technical, marketing, management and senior leadership positions over his career. Previously, Mr. Neveu was President of the Rig Solutions Group of National Oilwell Varco in Houston and has held senior management positions with it and its predecessor companies in London, Moscow, Houston, Edmonton and Calgary. Mr. Neveu currently serves on the board of directors of Finning International and is a former board member of Rig Net. He is also a member of the Advisory Board for The Heart and Stroke Foundation of Alberta and an advisor for the University of Calgary’s School of Public Policy. Mr. Neveu is a former director and former member of the Executive Committee for the International Association of Drilling Contractors. Mr. Neveu holds a Bachelor of Science degree and is a graduate of the Faculty of Engineering at the University of Alberta, is a registered professional engineer in the province of Alberta, and has also completed the Harvard Advanced Management Program in Boston, Massachusetts. We believe Mr. Neveu’s qualifications as an audit committee financial expert and his extensive experience in the oil and gas industry, as well as his experience on the boards of directors and serving as management of public energy companies, bring substantial leadership and experience to our Board.

Gregory P. Raih was elected as a member of our Board in November 2011. Mr. Raih has over 46 years of experience dealing with finance and accounting matters for public and private companies and extensive experience with companies in the oil and gas industry. Mr. Raih currently serves on the board of directors of (i) General Moly, Inc., a U.S.-based mineral company engaged in the exploration and development of molybdenum projects where he also serves on the audit, finance and governance and nominating committees and (ii) Jonah Energy LLC, a North American exploration and production company, where he also serves as Chairman of the audit committee. Additionally, Mr. Raih is a National Association of Corporate Director’s Board Leadership Fellow. Mr. Raih is a certified public accountant and served as a partner at KPMG LLP from 2002 to 2008 and as a partner at Arthur Andersen LLP from 1981 to 2002. Mr. Raih has a degree in Accounting from the University of Notre Dame. Mr. Raih’s qualifications as an audit committee financial expert provide an essential skill set relevant to his service on our Board and as the chairman of our Audit Committee.

James A. Watt was appointed to our Board in August 2012 and elected as Chairman effective November 11, 2014. Mr. Watt has served as President and Chief Executive Officer of Warren Resources, Inc., since November 2015. Warren Resources, Inc. filed for Chapter 11 bankruptcy in June of 2016 and exited bankruptcy in October of 2016. He served as director, President and Chief Executive Officer of Dune Energy, Inc. (“Dune”) from April 2007 to July 2015. Dune Energy filed for Chapter 11 bankruptcy in March 2015 and wound-down its business in September 2015. Prior to joining Dune, Mr. Watt served as the Chief Executive Officer of Remington Oil and Gas Corporation (“Remington”) from February 1998 and the Chairman of Remington from May 2003 until Helix Energy Solutions Group, Inc. (“Helix”) acquired Remington in July 2006. From August 2006 through March 2007, he served as the Chairman and Chief Executive Officer of Maverick Oil & Gas, Inc. Mr. Watt currently serves on the board of directors of Helix where he also serves on the compensation and nominating and governance committees. He received a Bachelor of Science in Physics from Rensselaer Polytechnic Institute. We believe that Mr. Watt’s qualification as an audit committee financial expert and his extensive experience in the oil and gas industry and board and executive leadership positions at other oil and gas companies bring important experience and industry expertise to our Board.

Jeff E. Wojahn was elected as a member of our Board on November 10, 2014. Mr. Wojahn brings over 30 years of oil and gas industry experience to our Board. From 2003 to 2013, Mr. Wojahn served as Executive Vice President of EnCana Corporation and was President of Encana Oil & Gas (USA) Inc. from 2006 to 2013. Beginning in 1985, Mr. Wojahn held senior management and operational positions in Canada and the United States and has extensive experience in unconventional resource play development. He currently serves as a Strategic Advisory Board member for Morgan Stanley Energy Partners. We believe Mr. Wojahn’s significant operational and development experience as an executive of other oil and gas companies brings essential skills and perspectives to our Board.

Richard J. Carty was elected as Chairman of the Board upon the Company’s formation in 2010 and was appointed by the Board effective November 11, 2014 to serve as the Company’s President and Chief Executive Officer at which time he stepped down as Chairman but remained a member of our Board. From 2009 to 2013, he served as President of West Face Capital (USA) Corp, an affiliate of West Face Capital, a Toronto-based investment management firm, and served on the boards of directors of portfolio companies. Prior to that period, Mr. Carty was a Managing Director of Morgan Stanley Principal Strategies where he was responsible for the Special Situations, Strategic Investments and Global Quantitative Equity investment teams. Prior to Mr. Carty’s 14 years at Morgan Stanley, he was a partner at Gordon Capital Corp for five years. We believe Mr. Carty’s in-depth engagement with the Company since its formation in 2010, his experience in finance, accounting, and risk management, experience managing significant capital resources as an institutional investor in the oil and gas industry and experience on the boards of public companies, bring substantial leadership and skills to our Board.

Scott A. Fenoglio was named Senior Vice President, Finance and Planning on October 1, 2016. He joined the Bonanza Creek in March 2014, as Director of Planning and served as Vice President, Planning, from May 2015 to October 2016. Mr. Fenoglio has over 20 years of experience working in the energy and financial services industries. Prior to joining the Company, Mr. Fenoglio served in roles of increasing responsibility at Noble Energy, Inc. from 2006 to 2014, culminating in the role of Senior Finance Manager for the U.S. Onshore Division where he led teams responsible for the development of all budgets and forecasts related to domestic exploration and production activities and was a member of the DJ Basin leadership team. Mr. Fenoglio holds a Bachelor of Arts in Finance from the University of Illinois, Urbana-Champaign and is a CFA charterholder.

Wade E. Jaques serves as the Company’s Vice President and Chief Accounting Officer. He served as acting interim principal financial officer from March 31, 2016 through September 30, 2016. Mr. Jaques joined Bonanza Creek on December 8, 2010 as its Controller, was promoted to Chief Accounting Officer in September 2011 and was elected a Vice President in November 2012. Prior to joining Bonanza Creek, Mr. Jaques was the Controller and Assistant Corporate Secretary for Ellora Energy Inc., a Colorado based independent oil and gas company, from October 2005 until shortly after its merger with Exxon Mobil Corporation in August 2010. Prior to joining Ellora Energy, Mr. Jaques was an audit manager at Deloitte & Touche’s Denver office serving oil and gas clients. Mr. Jaques holds both a Bachelor’s and Master’s degree in Accountancy from Utah State University and is a certified public accountant in Texas and Colorado.

Curt Moore serves as the Company’s Senior Vice President, Land. He joined Bonanza Creek in 2014 as our Vice President of Land. Mr. Moore has over 24 years of petroleum land experience concentrated primarily in the Wattenberg field of Colorado. Prior to joining Bonanza Creek, Mr. Moore was a Land Manager with Noble Energy, Inc. from 2005 to 2014. From 1992 to 2005, Mr. Moore served in several positions of increasing responsibility at predecessors to Noble including Patina Oil and Gas Corporation, Snyder Oil Corporation and

Gerrity Oil & Gas Corporation. Mr. Moore is active in various industry organizations including the Denver Association of Petroleum Landmen and the American Association of Petroleum Landmen and he is active supporter of various community organizations including the Weld Food Bank and the National Multiple Sclerosis Society MS150 Colorado. Mr. Moore holds a Bachelor of Science in Business Administration from the University of Northern Colorado.

Family Relationships

There are no family relationships among any director or executive officer of Bonanza Creek.

Section 16(a) Beneficial Ownership Reporting Compliance

The officers and directors of the Company and persons who own more than 10% of the Company’s common stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in the Company’s common stock, as well as changes in that ownership. Based solely on its review of reports and written representations that the Company has received, the Company believes that all required reports were timely filed during 2016.

Corporate Governance Principles and Information about the Board and its Committees

Board Leadership

Our Board has separated the Chairman and Chief Executive Officer roles. This leadership structure permits the Chief Executive Officer to focus his attention on managing our business and allows the Chairman to function as an important liaison between management and the Board, enhancing the ability of the Board to provide oversight of the Company’s management and affairs. Our Chairman provides input to our Chief Executive Officer and is responsible for presiding over the meetings of the Board and executive sessions of the non-employee directors, which we expect will be held at every regularly scheduled Board meeting in 2017. Our Chief Executive Officer is responsible for setting the Company’s strategic direction and for the day-to-day leadership performance of the Company. Based on the current circumstances and direction of the Company and the experienced membership of our Board, our Board believes that separate roles for our Chairman and our Chief Executive Officer, coupled with a majority of independent directors and strong corporate governance guidelines, is the most appropriate leadership structure for our Company and its stockholders at this time.

Oversight of Risk Management

While the Board oversees our risk management processes, with particular focus on the most significant risks we face, management is responsible for day-to-day risk management. We believe this division of responsibilities is the most effective approach for addressing the risks we face, and that the current Board leadership structure, with Mr. Watt serving as our Chairman of the Board and Mr. Carty serving as our Chief Executive Officer, supports this approach by facilitating communication between management and the Board regarding risk management issues. We also believe that this design places the Board in a better position to evaluate the performance of management, more efficiently facilitates communication of the views of the independent directors and contributes to effective corporate governance. The Board realizes, however, that it is not possible or desirable to eliminate all risk and that appropriate risk-taking is essential in order to achieve the Company’s objectives.

Except as discussed below, the Board as a whole oversees the Company’s assessment of major risks and the measures taken to manage such risks. For example, the Board:

•	provides governance and oversight for the financial and commodity risks assumed by the Company and approves the policies and periodically reviews and discusses with the members of management the procedures and systems in place to identify, review and mitigate the Company’s exposure to such risks;

•	reviews the Company’s commodity price risk and hedging strategy with executive management at least quarterly and provides oversight of the Company’s hedging policy; and

•	reviews management’s capital spending plans, approves the Company’s capital budget and requires that management present for Board review significant departures from those plans.

The Company’s Audit Committee is responsible for overseeing the Company’s assessment and management of financial reporting and internal control risks, as well as other financial risks, such as the credit risks associated with counterparty exposure. Management and the Company’s independent registered public accountants report regularly to the Audit Committee on those subjects.

The Company’s Compensation Committee periodically reviews our compensation programs to ensure that they do not encourage excessive risk-taking and reports its significant findings to the full Board.

Director Qualifications

Our Board believes that individuals who serve as directors should have demonstrated notable or significant achievements in business, education or public service; should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the Company’s stockholders. Our Corporate Governance Guidelines limit the number of boards on which a director may sit to no more than three other public company boards. The following are qualifications, experience and skills for Board members which are important to the Company’s business and its future:

•	Leadership Experience—The Company seeks directors who demonstrate extraordinary leadership qualities. Strong leaders bring vision, strategic agility, diverse and global perspectives, and broad business insight to the Company. They demonstrate practical management experience, skills for managing change, and deep knowledge of industries, geographies, and risk management strategies relevant to the Company. They have experience in identifying and developing the Company’s current and future leaders. The relevant leadership experience the Company seeks includes a past or current leadership role in a major public company or recognized privately held entity; a past or current leadership role at a prominent educational institution or senior faculty position in an area of study important or relevant to the Company; a past elected or appointed senior government position; or a past or current senior managerial or advisory position with a highly visible nonprofit organization.

•	Finance Experience—The Company believes that all directors should possess an understanding of finance and related reporting processes. The Company also seeks directors who qualify as an “audit committee financial expert” as defined in the SEC’s rules.

•	Industry Experience—The Company seeks directors who have relevant oil and gas industry experience.

•	Diversity of Backgrounds—Although the Board has not established any formal diversity policy to be used to identify director nominees, it recognizes that a current strength of the Board stems from the diversity of perspective and understanding that arises from discussions involving individuals of diverse backgrounds and experience. When assessing a Board candidate’s background and experience, the Nominating and Corporate Governance Committee takes into consideration a broad range of relevant factors, including a candidate’s ethnic status, gender, professional, cultural, political and geographic background.

Independent Director Share Ownership Requirements

Our Board has adopted stock ownership guidelines for our independent directors to further align the interests of our independent directors with the interests of our stockholders. Independent directors are required to hold shares of our common stock with a value equal to five times the amount of the annual cash retainer paid to such director for service on our Board. Independent directors are required to achieve the applicable level of ownership within five years of the date on which such independent director was appointed or elected and began participating in our Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”). Upon reaching the required ownership level based on the then-current closing price of our common stock, independent directors are not required to accumulate any shares in excess of shares held as of the determination date, regardless of changes in the price of our common stock. All of our independent directors are in compliance with the stock ownership requirements other than Mr. Wojahn who has until 2019 to satisfy such requirement.

Meetings and Committees of Directors

During 2016, the Board was intensely involved with the Company’s efforts to achieve a restructuring transaction. As described below, the directors attended significantly more meetings during the year than would normally be the case. The directors also reviewed voluminous written materials in preparation for these meetings and made themselves available on short notice for meetings that often occurred well outside of normal business hours. They did so without any increase in the compensation they received as directors of the Company.

During 2016, the Board held thirty-three (33) meetings, including regularly scheduled and special meetings. Our independent directors routinely meet in executive session immediately before or after each meeting of the Board. During 2016, each of our directors attended at least 75% of the aggregate of all meetings of the Board and the standing committees of the Board on which they serve.

The following table identifies the members of each committee and sets forth the number of meetings held in 2016:

Name of Director	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee	EHS&RC and Reserves Committee(1)
Independent Directors
Marvin M. Chronister(2)
Kevin A. Neveu(2)
Gregory P. Raih
James A. Watt
Jeff E. Wojahn

Inside Director
Richard J. Carty
Number of Committee Meetings in 2016	6	6	4	(1)

Legend
Chairman of the Board
Chairperson
Member
Financial Expert

(1)	On June 17, 2016, the Board combined its Environmental, Health, Safety & Regulatory Compliance Committee and Reserves Committee into a single committee called EHS&RC and Reserves Committee. The Environmental, Health, Safety & Regulatory Compliance Committee met once, the Reserves Committee met twice, and the combined EHS&RC & Reserves Committee met once.

(2)	Mr. Chronister served as a member of the Audit Committee and Nominating & Corporate Governance Committee and as Chairman of the Environmental, Health, Safety and Regulatory Compliance Committee, and Reserves Committee until his resignation on June 16, 2016. Mr. Chronister was replaced by Mr. Neveu who currently serves with Messrs. Raih and Watt on the Audit Committee. Mr. Wojahn was appointed as Chairman of the newly formed EHS&RC and Reserves Committee along with Messrs. Neveu and Watt.

Each standing committee has adopted a formal charter detailing such committee’s duties, functions and responsibilities. The charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on the Company’s website, www.bonanzacrk.com, and such charters are drafted in a manner consistent with the regulations of the SEC and standards of the NYSE. The information on our website is not, and shall not be deemed to be, a part of this filing or incorporated herein or into any of our other filings with the SEC.

Audit Committee. Our Board has determined all three members of the Audit Committee to be financially literate under the standards of the NYSE and SEC regulations and has also determined that each of Messrs. Raih and Watt qualifies as an “audit committee financial expert” as defined in SEC regulations. The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to our Board, including: the scope of our annual audits, fees to be paid to our independent accountants, the performance of our independent accountants and our accounting and reporting practices and processes. The Board has delegated to the Audit Committee all authority of the Board as may be required or advisable to fulfill the purposes of the Audit Committee as set forth in the Audit Committee’s charter. Pursuant to the Corporate Governance Guidelines, no member of the Audit Committee may serve on more than two other public company audit committees without obtaining the prior approval of the Board. The Audit Committee may form and delegate authority to subcommittees comprised of members of the Audit Committee. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements and the Company’s assessment and management of financial reporting and internal control risks. Additional information regarding the functions performed by the Audit Committee is set forth in the “Audit Committee Report” included herein.

Compensation Committee. The Compensation Committee recommends to the independent directors of the Board for their approval the total compensation of the Chief Executive Officer based on the Compensation Committee’s evaluation of the Chief Executive Officer’s performance in light of goals and objectives set and approved by the Nominating and Corporate Governance Committee. The Chief Executive Officer makes compensation recommendations for all other executive officers, including salary and annual cash and equity compensation, to the Compensation Committee. The Compensation Committee then reviews such recommendations and makes its own compensation recommendations to the Board. The Compensation Committee also oversees our compensation and benefit plans. The Board has delegated to the Compensation Committee all authority of the Board as may be required or advisable to fulfill the purposes of the Compensation Committee as set forth in the Compensation Committee’s charter. The Compensation Committee may form and delegate authority to subcommittees comprised of members of the Compensation Committee. The Compensation Committee has sole authority to retain and dismiss compensation consultants and other advisors that provide objective advice, information and analysis regarding executive and director compensation. These consultants report directly to and may meet separately with the Compensation Committee and may consult with the Compensation Committee Chairman between meetings. Meetings may, at the discretion of the Compensation Committee, include members of the Company’s management, other members of the Board, consultants or advisors, and such other persons as the Compensation Committee or its Chairman may determine. Additional information regarding the functions performed by the Compensation Committee is set forth in the “Compensation Discussion and Analysis” section and the “Compensation Committee Report” included herein.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee identifies, evaluates and recommends qualified nominees to serve on our Board, develops and oversees our internal corporate governance processes and maintains a management succession plan. Our Board, through the Nominating and Corporate Governance Committee, evaluates itself annually. The Nominating and Corporate Governance Committee endeavors to achieve an overall balance of diversity of experiences, skills, attributes and viewpoints among our directors. It does not discriminate based upon race, religion, sex, national origin, age, disability, citizenship or any other legally protected status. The Nominating and Corporate Governance Committee is also primarily responsible for reviewing and approving the goals and objectives relevant to the Company’s Chief Executive Officer’s performance and coordinating the annual evaluation of the Chief Executive Officer’s performance based on such goals and objectives. The Board has delegated to the Nominating and Corporate Governance Committee all authority of the Board as may be required or advisable to fulfill the purposes of the Nominating and Corporate Governance Committee as set forth in the Nominating and Corporate Governance Committee’s charter. The Nominating and Corporate Governance Committee may form and delegate authority to subcommittees comprised of members of the Nominating and Corporate Governance Committee.

EHS&RC and Reserves Committee. The EHS&RC and Reserves Committee assists our Board in fulfilling our responsibilities to provide global oversight and support of the Company’s environmental, health, safety and regulatory compliance policies, programs and initiatives. In carrying out its responsibilities, the Committee reviews the status of our health, safety and environmental performance, including processes monitoring and reporting on compliance with internal policies and goals and applicable laws and regulations. In addition, our Committee oversees, reviews, acts on and reports to the Board on matters regarding our reserve engineering reports and reserve engineers. Our Committee oversees (i) the integrity of our reserve reports, (ii) determinations regarding the qualifications and independence of our independent reserve engineers, (iii) the performance of our independent reserve engineers and (iv) our compliance with certain legal and regulatory requirements relating to reserve reporting.

Attendance at Annual Meetings

The Board encourages all directors to attend all annual meetings of stockholders, if practicable. All of our directors attended the 2016 Annual Meeting of Stockholders.

Communications with the Board

Stockholders or other interested parties can contact any director (including Mr. Watt, the Chairman of the Board), any committee of the Board, or our non-employee directors as a group, by writing to them at 410 17th Street, Suite 1400, Denver, Colorado 80202, Attention: Secretary. All such communications will be forwarded to the appropriate member(s) of the Board. Comments or concerns relating to the Company’s accounting, internal accounting controls or auditing matters will be referred to members of the Audit Committee.

Nomination Process

As of the date of this Amendment, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on April 27, 2016.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

The Board believes that sound governance practices and policies provide an important framework to assist it in fulfilling its duty to stockholders. The Company’s Corporate Governance Guidelines cover the following principal subjects:

•	Qualifications and Responsibilities of Directors;

•	Committees of the Board;

•	Director Access to Management and Independent Advisors;

•	Director Compensation;

•	Director Orientation and Continuing Education;

•	Chief Executive Officer Evaluation and Management Succession;

•	Annual Performance Evaluations;

•	The Company’s Code of Business Conduct and Ethics;

•	Term Limits for Directors; and

•	Changed Circumstances of the Company’s Directors.

Our Corporate Governance Guidelines, including a copy of the current “Code of Business Conduct and Ethics,” are posted on our website at www.bonanzacrk.com. Our Corporate Governance Guidelines are reviewed annually and as necessary by our Nominating and Corporate Governance Committee, and any proposed additions to or amendments of the Corporate Governance Guidelines are presented to the Board for its approval.

The New York Stock Exchange (the “NYSE”) has adopted rules that require listed companies to adopt governance guidelines covering certain matters. The Company believes our Corporate Governance Guidelines comply with the NYSE rules.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) provides a general description of our executive compensation program and information about its various components. This CD&A is intended to place in perspective the information contained in the executive compensation tables that follow this discussion.

Executive Summary

The following individuals are referred to as the “named executive officers” for fiscal year 2016 and are included in the Summary Compensation Table:

Named Executive Officers at December 31, 2016

•	Richard J. Carty, President and Chief Executive Officer;

•	Scott A. Fenoglio, Senior Vice President, Finance and Planning (principal financial officer);

•	Wade E. Jaques, Vice President and Chief Accounting Officer (principal accounting officer); and

•	Ramon “Curt” Moore, Senior Vice President, Land.

Former Named Executive Officers

•	William J. Cassidy, the Company’s former Executive Vice President and Chief Financial Officer;

•	Christopher I. Humber, the Company’s former Executive Vice President, General Counsel and Secretary; and

In March 2016, as part of a corporate reorganization and total workforce reduction, Messrs. Cassidy and Humber departed the Company.

Although the information presented in this CD&A focuses on our fiscal year 2016, we also describe compensation actions taken before or after fiscal year 2016 to the extent such discussion enhances the understanding of our executive compensation disclosure.

2016 Financial and Operational Results and Bankruptcy Proceeding. Beginning in 2014, the oil and natural gas industry began to experience a sharp decline in commodity prices. Caused in part by global supply and demand imbalances and an oversupply of natural gas in the United States, the pricing declines have extended through 2015 and into 2016 and the timing of any rebound is uncertain. Low commodity prices in 2015 resulted in impairments and a reduction of our revenues, profitability, cash flows, proved reserve values and stock price.

We devoted much of 2016 to the pursuit and ultimate achievement of a restructuring transaction. On December 23, 2016, the Company entered into a Restructuring Support Agreement (the “RSA”) with (i) holders of approximately 51% in aggregate principal amount of Bonanza’s 5.75% Senior Notes due 2023 and 6.75% Senior Notes due 2021 and (ii) NGL Energy Partners, LP and NGL Crude Logistics, LLC. The RSA provides for, among other things, (a) the equitization of the Company’s unsecured obligations pursuant to the Plan, including approximately $800 million in principal amount of Senior Notes, (b) a fully backstopped rights offering for the purchase of $200 million of common stock of reorganized Bonanza Creek Energy, Inc., and (c) the entry into a new crude oil purchase agreement between the Company and NGL Crude Logistics, LLC. On January 4, 2017, in accordance with terms of the RSA, the Company and certain of its subsidiaries filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Court”) to pursue the Debtors’ Joint Prepackaged Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Prepackaged Plan”). A confirmation hearing on the Prepackaged Plan and Disclosure Statement, both as amended, occurred in early April 2017. The Court entered an order confirming the Prepackaged Plan on April 7, 2017. We currently expect to emerge from bankruptcy prior to or shortly after May 1, 2017.

Because of the normal turmoil and uncertainty that existed as a result of the Company’s distressed financial situation and its known pursuit of a restructuring transaction, the Company suffered significant attrition in 2016. In addition to the departure of its Chief Financial Officer and General Counsel in March 2016, the Company lost its Chief Operating Officer, Senior Vice President, Reserves, Senior Vice President, Finance, and multiple other manager-level employees. Senior management and the Compensation Committee of the Board of Directors were conscious of this attrition and the need to prevent further deterioration in the Company’s staffing levels.

Our 2016 financial and operational results, some of which were impacted by depressed oil, natural gas and natural gas liquid (“NGL”) prices, included:

•	Total liquidity of $38.9 million at December 31, 2016, consisting of, year-end cash balance net of borrowing base deficiency under our revolving credit facility, as compared with $405.3 million at December 31, 2015;

•	Lease operating expense in aggregate and on a per Boe basis was down 33% and 13%, respectively, from 2015 due to decreased operating costs and reduced activity levels;

•	Cash flows provided by operating activities of $14.6 million, as compared with $226.0 million in 2015;

•	Full year capital expenditures were $21.7 million;

•	Net loss of $199.0 million, as compared with a net loss of $745.5 million for 2015;

•	Decreased sales volumes by 23% to 7.9 MMBoe in 2016 from 10.3 MMBoe in 2015, with oil and NGL production representing 74% of total sales volumes;

•	Decreased proved reserves by 10% to 90.7 MMBoe as of December 31, 2016, from 101.3 MMBoe as of December 31, 2015; and

•	Generated a total shareholder return percentile ranking (based on share price during 2016 as compared to our 2014 and 2015 peer groups) of 11.1% and 0.0%, respectively.

2014 Peer Group
Company Ticker	TSR	Absolute Ranking	Percentile Ranking
FANG	108.9%	1	100.0%
PDCE	32.1%	2	88.9%
CRZO	−5.8%	3	77.8%
REN	−19.1%	4	66.7%
GPOR	−56.8%	5	55.6%
BBG	−73.2%	6	44.4%
NOG	−82.7%	7	33.3%
AREX	−82.7%	8	22.2%
BCEI	−97.1%	9	11.1%
REXX	−97.6%	10	0.0%

2015 Peer Group
Company Ticker	TSR	Absolute Ranking	Percentile Ranking
PDCE	99.6%	1	100.0%
FANG	71.8%	2	91.7%
NFX	57.2%	3	83.3%
WPX	12.9%	4	75.0%
CRZO	−3.7%	5	66.7%
SM	−9.0%	6	58.3%
QEP	−10.4%	7	50.0%
SYRG	−20.2%	8	41.7%
BBG	−32.0%	9	33.3%
GPOR	−43.0%	10	25.0%
NOG	−64.3%	11	16.7%
REXX	−92.4%	12	8.3%
BCEI	−94.8%	13	0.0%

Features of Our Compensation Program in 2016. We strive to create a compensation program that encourages long-term value creation by tying individual compensation to the attainment of our annual performance targets and the long-term performance of our stock while acknowledging and fostering the unique qualifications, skills, experience and responsibilities of each individual. Key features include:

Practices that We Engaged in or Allowed in 2016

✓	Pay for Performance—Our executives’ total compensation was substantially weighted toward performance-based pay. Our annual cash incentive awards, which were fully at-risk, were based on performance against pre-set key financial, operational and strategic execution performance indicators.
✓	External Benchmarking—Our Compensation Committee reviews competitive compensation data based on an appropriate group of exploration and production peer companies prior to making annual compensation decisions.
✓	Mitigation of Undue Risk—We conduct a risk assessment annually to carefully consider the degree to which compensation plans and decisions affect risk taking. We do not believe that any of the compensation arrangements in place are reasonably likely to have a material adverse impact on the Company.
✓	Robust Stock Ownership—We have adopted robust stock ownership guidelines for our executives and directors.
✓	Minimum Vesting—Our annual equity awards provided for minimum three-year vesting, except in limited circumstances involving certain terminations of employment.
✓	Double-Trigger Equity Acceleration upon a Change in Control—Under our Amended and Restated Executive Change in Control and Severance Plan (the “Severance Plan”), vesting acceleration of equity incentives following a change in control only occurs if the executive is terminated without cause or resigns for good reason within 18 months following a change in control.
✓	Independent Compensation Consultant—We have engaged an independent executive compensation advisor who reports directly to the Compensation Committee and provides no other services to the Company.
✓	Focus on Total Compensation—Our Compensation Committee conducts a detailed analysis of total compensation prior to making annual executive compensation decisions.

✓	Consistently Timed Awards—Awards are not timed for recipients to benefit from the release of material, non-public information.

Practices that We Did Not Engage in or Allow in 2016

No Excise Tax Gross-Ups—Neither our Severance Plan nor our employment agreements provide for excise tax gross-ups.
No Repricing or Backdating—Our LTIP prohibits the repricing, backdating or buyouts of stock options or stock appreciation rights.
No Hedging or Derivative Transactions in Company Stock—We prohibit our executives from engaging in any short-term trading, short sales, option trading or hedging transactions related to our common stock. We also prohibit our executives from purchasing our common stock on margin.
Minimal Perquisites—We offer minimal perquisites to the Company’s executives, few of which are not offered to all of the Company’s employees. The Company believes executive salary and short-term incentive program (“STIP”) payments, as well as LTIP grants, fully compensate our executives.

Compensation Committee Consideration of 2016 Stockholder Advisory Vote on Our Compensation Program. Our Compensation Committee is continuously mindful of our stockholders’ views on executive compensation. We believe our stockholders’ strong support of our executive compensation program at our 2016 Annual Meeting reaffirmed our compensation program. At our 2016 Annual Meeting, approximately eighty-eight percent (88%) of the advisory votes cast voted to approve our named executive officer compensation. The Company will next hold an advisory vote on executive compensation at the Company’s annual meeting of stockholders in 2018.

Highlights of 2016 Compensation Actions. As a result of depressed oil and gas commodity prices, our focus on achieving a restructuring transaction, maximizing the Company’s liquidity, preserving stockholder value and ongoing deliberations by our Compensation Committee, we made changes to our executive compensation program in 2016. The table below summarizes key actions taken in 2016:

Element	Action
Flat Base Salaries	Continuing its practice first implemented in early 2015, our Board and Compensation Committee elected not to increase the base salary for any named executive officer in 2016.

STIP Metrics	Two new 2016 STIP key performance indicator (“KPI”) metrics were added. These related to preserving the Company’s liquidity and maintaining the Company’s proved developed producing reserves. These new KPI metrics were added in place of prior KPI metrics related to the execution of a 2015 strategic plan and the ratio of incurred capital versus additions to proved developed producing reserves. The new KPI metrics were designed to incent actions to extend the Company’s liquidity and optimize our assets, with the aim of preserving stakeholder value.

Methods to Achieve Compensation Objectives

At Bonanza Creek, we view our employees as an investment for the future. We invest in our people to grow our business and deliver more value to our stockholders. The objectives of our compensation program are:

•	to attract, retain and motivate the most qualified individuals in the oil and gas industry whom we can identify and recruit;

•	to provide total compensation that aligns compensation levels with performance and that is flexible enough to respond to changing market conditions; and

•	to align the interests of our executives with our stockholders’ interests.

We design our compensation program to reward employees for performance that creates stockholder value, in that incentive compensation is only earned by successfully implementing our long-term strategy or by achieving our short-term goals. Our compensation program, including review of benefits and perquisites, is reviewed by our Compensation Committee annually.

Executive Compensation Risk

The Compensation Committee designed our 2016 short-term and long-term compensation programs with features that reduce the likelihood of excessive risk-taking, including an appropriate mix of cash and equity and short-term and long-term incentives, caps on short-term bonus program payouts, an appropriate weighting of fixed and at-risk compensation components, a balance of operating, financial and strategic execution performance measures, significant stock ownership requirements for officers, extended vesting schedules on equity grants and prohibitions on engaging in derivative transactions in our common stock. We do not believe that our current or proposed compensation policies and practices encourage excessive or unnecessary risk-taking and have determined that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Setting Executive Officer Compensation

Role of Our Board and Compensation Committee. Our Compensation Committee (i) oversees our compensation programs on behalf of our Board; (ii) is responsible for proposing programs for approval by our Board that attract, retain and motivate qualified executive-level talent; (iii) monitors our compensation programs and strives to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive with total compensation provided to executive officers serving in similar roles and with similar responsibilities in other U.S. publicly traded energy companies; and (iv) makes proposals to our independent directors regarding the compensation of our Chief Executive Officer. Our Chief Executive Officer makes proposals to our Compensation Committee regarding the compensation of our other executive officers. The Compensation Committee has the sole authority to retain, amend the engagement with and terminate any compensation consultant to be used to assist in the evaluation of director or executive officer compensation. The Compensation Committee has sole authority to approve the compensation consultant’s fees and other retention terms and has authority to cause the Company to pay the fees and expenses of the compensation consultant. Following receipt and review of compensation recommendations from our Compensation Committee, the Board, together with the Compensation Committee, approves executive officer compensation.

Role of the Compensation Consultant. The Compensation Committee has selected Longnecker & Associates to serve as a consultant to the Compensation Committee on compensation-related issues for each year since the Company’s initial public offering in 2011. In September 2016, the Compensation Committee determined that, in context of the Company’s then-current restructuring options, that it would be prudent to retain an additional consultant – Willis Towers Watson – to assist the Compensation Committee in developing a management incentive plan that would be implemented coincident with a restructuring and with related tasks. (Longnecker & Associates and Willis Towers Watson are referred to herein as the “Compensation Consultants.”)

Our Compensation Committee chose the Compensation Consultants because our Compensation Committee believes the Compensation Consultants have extensive experience in providing executive compensation advice, including specific experience in the oil and gas industry. Our Compensation Committee continues to believe it is beneficial to have an experienced, independent third party assist it in evaluating and setting executive compensation. On an annual basis and when otherwise required, the Compensation Consultants provide our Compensation Committee with an analysis of our executive compensation programs, including total direct compensation comprised of base salary, annual incentives and long-term incentive compensation, in order to assess the competitiveness of our programs and to provide conclusions and recommendations. Additionally, the Compensation Consultants attend meetings with the Compensation Committee and the Board, review Company public disclosures and serve as a resource for the Chairman of our Compensation Committee on an as-needed basis.

In making a determination to retain the Compensation Consultants, the Compensation Committee assesses the independence of the Compensation Consultants pursuant to SEC rules and considers, among other things, whether the Compensation Consultants provide any other services to us, the policies of the Compensation Consultants that are designed to prevent any conflict of interest between the Compensation Consultants, the Compensation Committee and us, any personal or business relationships between the Compensation Consultants and a member of the Compensation Committee or one of our executive officers and whether the Compensation Consultants own any shares of our common stock. Based, in part, on representations made by the Compensation Consultants, the Compensation Committee has concluded that the Compensation Consultants do not have any conflicts of interest in the representation of our Compensation Committee. While the Compensation Consultants make recommendations to our Compensation Committee on compensation, our Compensation Committee and Board make and implement compensation decisions and have full discretion to do so independent of the Compensation Consultants’ recommendations. The Compensation Committee also has the right to terminate the services of the Compensation Consultants and appoint a new compensation consultant at any time. For fiscal 2016, our Compensation Committee took into consideration the discussions, guidance and compensation studies produced by the Compensation Consultants to make compensation decisions.

Competitive Benchmarking and Peer Group. Our Compensation Committee considers competitive industry data in making executive pay determinations. The Compensation Committee focuses on a group of peer companies with market capitalization and growth profiles similar to ours, taking into account geographic footprint and employee count and location. The Compensation Committee’s annual review of the Company’s peer group resulted in the removal of Rosetta Resources, Inc., which had been a member of the Company’s 2015 peer group, as a result of the corporate acquisition of Rosetta. The peer group of companies used by the Compensation Committee during 2016 (the “2016 Peer Group”) consist of the following companies:

Name	Ticker	Revenue ($MM)	Market Capitalization ($MM)	Enterprise Value ($MM)
Bill Barrett Corporation	BBG	274	529	966
Carrizo Oil & Gas, Inc.	CRZO	563	2,433	3,754
Diamondback Energy, Inc.	FANG	528	9,110	8,870
Gulfport Energy Corporation	GPOR	386	3,437	3,755
Halcon Resources Corporation	HK	751	869	2,078
Newfield Exploration Co.	NFX	1,673	8,058	9,909
Northern Oil and Gas, Inc.	NOG	221	174	1,000
PDC Energy, Inc.	PDCE	717	4,767	5,569
QEP Resources, Inc.	QEP	1,511	4,411	5,988
Rex Energy Corporation	REXX	139	46	1,201
SM Energy Company	SM	1,217	3,836	6,724
SRC Energy Inc.	SRCI	110	1,788	1,845
WPX Energy, Inc.	WPX	693	5,022	7,341
25th Percentile		274	869	1,845
Median		563	3,437	3,755
75th Percentile		751	4,767	6,724
Bonanza Creek Energy, Inc.	BCEI	214	51	955
BCEI Percentile Rank		15%	8%	0%

____________________

*	Data source—Bloomberg. Revenue, market capitalization (total value of issued and outstanding shares) and enterprise value (market capitalization plus outstanding debt, minority interests and preferred shares but excluding cash and cash equivalents) as of December 31, 2016.

The Compensation Consultant compiled compensation data for the 2016 Peer Group from a variety of sources, including proxy statements and other publicly filed documents, the Economic Research Institute, Mercer and Towers Watson.

Utilizing data obtained from the Compensation Consultants, we establish compensation standards for our executive officers using compensation levels at or near the market midpoint, or 50th percentile, as a guideline or starting point, and adjust such benchmarks as appropriate for individual considerations such as experience, performance, tenure and job responsibilities. The Compensation Consultants determine the market benchmarks by the average of (i) compensation data for our 2016 Peer Group and (ii) compensation data from published surveys in our industry. Notwithstanding the 50th percentile benchmarking, the 2016 targeted total direct compensation of our named executive officers was between the 25th and 50th percentile of the 2016 Peer Group and survey data.

Role of CEO and Other Executive Officers in Determining Executive Compensation. The Compensation Committee, after reviewing the information provided by the Compensation Consultant and considering other factors, determines each element of compensation assessed against the Company’s rigorous goals. When making determinations about each element of compensation for the other executive officers, the Compensation Committee considers recommendations from our Chief Executive Officer. Additionally, at the Compensation Committee’s request, our executive officers may assess the design of, and make recommendations related to, our compensation and benefit programs, including recommendations related to the performance measures used in our incentive programs. The Compensation Committee is under no obligation to use these recommendations and is conscious of the need for the evaluation and incorporation of an effective independent and stockholder-focused compensation review process.

Elements of Our 2016 Compensation and Why We Pay Each Element

Our Compensation Committee, assisted by the Compensation Consultant and executive management, continues to develop compensation programs that provide our executive officers with an overall compensation package tailored to our Company, subject to ratification or approval by our Board. With respect to our named executive officers in 2016, our Compensation Committee designed these programs to consist of five elements: base salary, annual performance-based cash incentive compensation (STIP), long-term equity-based compensation (LTIP), severance and change-in-control benefits and other employee benefits and perquisites as set forth below.

Compensation Element	Description	Purpose
Base Salary	Fixed pay for performing day-to-day responsibilities; reflects individual experience, education, tenure in role, performance, internal pay equity and market compensation based on our peer group	Attract and retain qualified employees; and recognize skills, competencies, experience and individual contributions
STIP	Annual cash incentive opportunity depending upon annual performance in key metrics	Motivate management to achieve key short-term goals; attract and retain executive talent; and align executives’ interests with stockholders’ interests
LTIP (comprised of LTIP Units)	Equity-based compensation opportunity that encourages executive retention with vesting of awards over multiple years	Drive stockholder value creation; align management interests with stockholders; encourage retention; reward the achievement of our long-term goals, and conserve cash resources
Severance and Change in Control	Lump sum cash payments of salary and bonus multiples, accelerated equity vesting and continuation of COBRA benefits following certain termination events

Eliminate or reduce the reluctance of executives to pursue potential corporate transactions that could benefit the Company, but result in adverse consequences to the executive’s employment; and clarify termination benefits

Other Compensation: Benefits and Perquisites	401(k) match; parking; health club reimbursement; medical, dental, life and disability insurance	Attract and retain highly qualified employees and support the overall health and well-being of all employees

Pay-for-Performance. Our pay-for-performance philosophy is demonstrated in the mix of compensation that we provide to our named executive officers. A significant portion of our named executive officers’ compensation in 2016 was in the form of annual cash incentives and long-term equity-based incentives under the LTIP. Each of these incentives plays a role in aligning pay with the Company’s performance and aligning the long-term financial interests of our named executive officers with those of our stockholders. In addition, compensation that is paid in the form of LTIP units instead of cash is at-risk, because its value varies with changes in the stock price and because it is forfeitable if the executive voluntarily terminates employment prior to vesting. With a considerable percentage of their compensation paid in equity during 2016, our named executive officers have a significant stake in the long-term success of the Company along with all other stockholders. The following charts illustrate the mix of pay for both our current President and Chief Executive Officer as well as our other named executive officers in 2016 (percentages are based on each named executive officer’s current base salary and target amounts of compensation with respect to STIP and LTIP awards). Additionally, as the charts below further illustrate, 64% and 46% of total target compensation for our Chief Executive Officer and other named executive officers, respectively, is attributable to the performance-based STIP and LTIP, and thus is variable and tied to performance of the Company (i.e., “at-risk”).

2016 and Selected 2017 Compensation Actions

Base Salary. Base salary is intended to provide a guaranteed amount of compensation that recognizes the level of responsibility and authority of each individual executive and compensates for the individual executive’s day-to-day contributions to the Company’s success. In response to continued depressed commodity prices, tight expense controls and efforts to preserve stakeholder value while retaining key employees, our Board and Compensation Committee have frozen base salaries for our named executive officers since 2014. The only exception is Scott Fenoglio, who received a salary increase specifically in conjunction with his promotion from Vice President, Planning to Senior Vice President, Finance and Planning. Base salaries for our named executive officers in 2015, 2016, and 2017 are as follows:

Name	2015 Base Salary ($)	2016 Base Salary ($)	2017 Base Salary ($)	Increase 2015-2017 (%)
Richard J. Carty	575,000	575,000	575,000	—
Scott A. Fenoglio	240,000	275,000	275,000	—
Wade E. Jaques	260,000	260,000	260,000	—
Ramon “Curt” Moore	257,500	257,500	257,500	—

William J. Cassidy	350,000	350,000	0	—
Christopher I. Humber	295,000	295,000	0	—

Annual Cash Incentive Awards. All of our employees, including our named executive officers, are eligible to receive annual cash incentive awards tied to both the Company’s performance and the underlying individual’s performance. We believe the annual cash incentive awards help us to:

•	attract and retain executive talent;

•	motivate management to achieve key short-term corporate goals; and

•	align executives’ interests with stockholders’ interests.

2016 STIP. Our STIP, providing for the award of annual cash incentive bonuses to certain of our employees, including our named executive officers, to reward employees for their performance in helping the Company achieve its short-term goals, is issued under our LTIP. The STIP provides that the aggregate payout of awards, as well as individual awards for our named executive officers, must be approved by the Compensation Committee prior to the payment. The Compensation Committee has the authority to adjust STIP awards in its discretion, but may only make downward adjustments for named executive officers. Under the STIP, with respect to the Chief Executive Officer and Executive Vice Presidents, the annual cash incentive is determined by the Company’s achievement of certain Company-wide KPIs, set and communicated to all executives prior to or at the beginning of each performance period. With respect to Senior Vice Presidents, 75% of the annual cash incentive is determined by the Company’s achievement of the Company-wide KPIs and the remaining 25% is determined by the individual performance during 2016.

For the 2016 STIP, the named executive officer KPIs were consistent with the Company’s 2016 operating plan and included the following metrics as they relate to the Company’s core assets in the Rocky Mountain and Mid-Continent regions and its corporate-level performance:

2016 Company KPI	Definition	Why We Use It
Production	The amount of oil and gas produced per day, measured in Boe	Rewards efforts used to align the Company’s critical operation, producing oil and gas, with the operating plan and growth strategy
Direct Operating Expenses	Production costs of maintaining and operating property and equipment on a producing oil and gas lease	Incentivizes efficient use of production costs to improve profitability
Technical PDP Reserves

Year-end 2016 proved developed producing reserves (“PDP”) estimated using year-end 2015 pricing (to remove the effect of changes in pricing) and adjusted for actual production for year (i.e., adding 2016 PDP production back into the PDP reserves)

Encourages the maintenance of our PDP reserves while not dis-incentivizing production maximization
Liquidity	Discretionary KPI to be assessed by the Compensation Committee based on the Company’s success in preserving its liquidity during 2016	Incentivizes the preservation of the Company’s crucial liquidity and its ability to survive as a going concern until a restructuring transaction can be achieved
Adjusted G&A	General and administrative costs, excluding cash severance/reduction-in-force payments and restructuring advisor fees	Encourages Company-wide focus on cost reductions to improve profitability

Pursuant to the 2016 STIP, target payouts were set at 100% of base salary for our President and Chief Executive Officer, and ranging from 40% to 75% of base salary for our other executive officers. For purposes of calculating the STIP, base salary is the named executive officer’s effective salary as of the end of the 2016 fiscal year. For 2016, the actual payouts were subject to a range generally based on the following categories: threshold (50% of target), target performance (100% of target) and exceptional performance (200% of target), with performance between such ranges interpolated on a linear basis. Exceptional performance is a “stretch” goal that, while achievable, removes all of the risk from our operating expectations and requires operational performance consistently at the high end of the range for each project. To prevent undue risk taking, the maximum payout under the STIP in 2016 for named executive officers was capped at two times each such officer’s target payout, i.e., 200% of base salary for our President and Chief Executive Officer, 150% of base salary for our Senior Vice Presidents and 80% for our Vice Presidents.

The following table summarizes the Company’s 2016 performance in the areas considered by our Compensation Committee as they applied to our named executive officers.

2016 Company KPI	Weight	2016 Company Performance	Threshold (50%)	Target (100%)	Maximum (200%)	% of Target Bonus Achieved
Production	15%	Production averaged 21.7 MBoe/d during 2016,	18.8 MBoe/d	21.0 MBoe/d	23.0 MBoe/d	123%

Technical PDP Reserves	15%		44.6 MMboe	47.6 MMboe	51.6 MMBoe	134%

Direct Operating Expense	15%		$84.3 million	$75.3 million	$67.0 million	200%

Adjusted G&A	5%		$47.0 million	$42.0 million	$37.0 million	71%

Liquidity	50%				$50.0 million	178%

KPI SUBTOTAL (Pre-G&A Adjustment)	100%					161%

Following the end of 2016, our Compensation Committee reviewed our performance for 2016 with members of management and our full Board to determine the cash incentive award amounts to be awarded to our named executive officers pursuant to the 2016 STIP KPIs. Actual averaged results we attained with respect to the Company-wide performance metrics for 2016 were above our targeted performance goals and, as a result, each named executive officer was awarded a bonus based on Company-wide performance of 161% of target. With respect to the Senior Vice Presidents, the individual performance component of their bonus was set at 108% of target, consistent with the methodology used for the individual-performance component of all other employees’ 2016 STIP bonuses. Messrs. Cassidy and Humber were ineligible to receive a bonus pursuant to the terms of the 2016 STIP because of their terminations from the Company prior to the determination and payout of the 2016 STIP awards. The actual bonus amounts that were determined for our named executive officers in April 2017, are shown below. In accordance with the Bankruptcy Court’s order confirming our Plan of Reorganization, none of these bonuses will be paid out until the Company emerges from bankruptcy.

Name	2016 STIP Earned (161%) ($)
Richard J. Carty	925,750
Scott A. Fenoglio(1)	179,468
Wade E. Jaques	151,580
Ramon “Curt” Moore	285,342
____________________
(1) Prorated to account for a mid-year promotion.

Long-Term Equity-Based Incentives. Beginning in 2013, our Compensation Committee began to grant both restricted stock awards and performance stock units to our named executive officers and key employees. During 2016, in recognition of the increased potential volatility of the Company’s stock, the Compensation Committee began granting “LTIP Units” (defined below). We believe restricted stock awards, LTIP Units, and performance stock units have retentive attributes and effectively align our executive officers’ interests with the interests of our stockholders on a long-term basis. Performance stock units also have an additional performance-based component that compares our performance with that of our peer companies. We believe this combination of long-term equity awards appropriately provides incentives that capture absolute total return performance of our common stock as well as awards that also capture variable performance relative to the performance of other oil and gas companies of our peer group. The Compensation Committee may determine in the future that different and/or additional award types are appropriate.

In determining 2016 awards under our LTIP, our Compensation Committee reviewed the market analysis provided by the Compensation Consultant (Longnecker & Associates). In addition, the Compensation Committee reviewed recommendations from our Chief Executive Officer for awards to named executive officers other than himself. The Compensation Committee compared such recommendations against the Compensation Consultant’s market analysis to assist in determining the appropriate amount of equity to grant to each named executive officer based on market data, while also taking into consideration the Company’s performance as well as individual performance and retention objectives.

In 2016, each of our named executive officers received 100% of his LTIP award in the form of LTIP Units. Messrs. Cassidy and Humber did not receive LTIP Units during 2016. The amount and type of equity granted to our named executive officers in 2016 were as follows:

Name	Targeted Long-Term Equity Grant Value(1) ($)	Shares of LTIP Units (#)
Richard J. Carty	560,000	437,500
Scott A. Fenoglio	102,678	80,217
Wade E. Jaques	96,835	75,652
Ramon “Curt” Moore	144,591	112,962

____________________

(1)	The number of LTIP Units awarded was determined using a volume-weighted average closing price for the 10 trading days leading up to the filing of our Annual Report on Form 10-K for the year ended December 31, 2016. The grant date accounting values for the 2016 awards, which differ slightly from the targeted values above, are reflected in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table contained in this Amendment.

LTIP Units. The 2015 LTIP Unit awards vest over a three-year period, provided the award recipient remains continuously employed through the applicable vesting dates. Subject to continued employment, the first 1/3 tranche vested in March 2017, the second 1/3 tranche will vest in March 2018, and the final 1/3 tranche will vest in March 2019. Each LTIP Unit represents a contingent right to receive one share of the Company’s common stock, which will vest in three equal installments. The distribution at each vesting date will be adjusted downward if the Company’s stock price exceeds $26.00, so that the distribution represents a value equivalent to $26.00 per share. The vesting of these awards will accelerate in full if such named executive officer’s employment is terminated without cause or due to a resignation for good reason or death or disability, and the awards are subject to the accelerated vesting provisions contained in their respective employment agreements and the Company’s Severance Plan. These accelerated vesting provisions are described in greater detail below in the section entitled “Severance Plan.” While a named executive officer holds unvested LTIP Units, he is not entitled to vote and receive dividends, if any, on the units.

Notwithstanding the discussion above, under the Plan of Reorganization that was confirmed by the Bankruptcy Court on April 7, 2017, the entirety of the second and final tranches of the LTIP Units will be cancelled upon the Company’s emergence from bankruptcy. All other outstanding equity awards that have not vested by the time of emergence will also be cancelled.

Realized Pay: Chief Executive Officer Actual Compensation. In reviewing our Chief Executive Officer’s compensation included in the Summary Compensation Table, it is important to note that realized and realizable pay is often substantially different than the compensation that is reported in the Summary Compensation Table. The primary reason for the differences between reported pay in the Summary Compensation Table and realized pay and realizable pay is the method and timing used to value long-term equity awards. SEC rules require companies to report the grant date fair value of all equity awards in the Summary Compensation Table for the year in which they were granted. However, a substantial portion of our Chief Executive Officer’s total compensation is in the form of long-term equity-based awards, which vest over a three-year period, precluding its immediate realization at the grant date and correlating its realizable value to our future stock performance. Information related to realized pay and realizable pay is meant to supplement, rather than to replace the information found in the Summary Compensation Table. Further, as noted above, all outstanding equity awards to the Chief Executive Officer that have not vested by the time the Company emerges from bankruptcy will be cancelled.

Below is a table that compares Summary Compensation Table amounts to compensation actually realized and compensation realizable by Richard J. Carty for 2014, 2015, and 2016:

Name and Principal Position	Year	Reported Pay(1)	Realized Pay(2)	Realized Pay as a Percentage of Reported Pay	Realizable Pay(3)	Realizable Pay as a Percentage of Reported Pay
Richard J. Carty,	2016	$1,956,742	$2,087,924	107%	$2,844,885	145%
Chief Executive Officer	2015	$3,764,008	$1,694,138	45%	$2,223,130	59%
	2014	$1,969,394	$347,566	18%	$1,237,774	63%
Total		$7,690,144	$4,129,628	54%	$6,305,789	82%

____________________

(1)	Total compensation as reported in the Summary Compensation Table

(2)	For purposes of this comparison, “Realized Pay” for each year is defined as:

a.	Base pay paid for the year, as reflected in the “Salary” column of the Summary Compensation Table;

b.	The total of annual incentive awards earned for the year, as reported in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table;

c.	The market value as of December 31 of the applicable year of previously granted time-based restricted stock and LTIP Units that vested in the current year;

d.	The market value as of December 31 of the applicable year of previously awarded performance-based restricted stock that vested in the current year (if performance was actually achieved); plus

e.	Other compensation as reported in the “All Other Compensation” column of the Summary Compensation Table.

(3)	For purposes of this comparison, “Realizable Pay” for each year is defined as:

a.	Realized Pay;

b.	The market value as of December 31 of the applicable year of previously granted unvested time-based restricted stock and LTIP Units; plus

c.	The market value as of December 31 of the applicable year of previously awarded unvested performance-based restricted stock.

Employment Agreements. Each of our named executive officers is party to an employment agreement (each, an “Employment Agreement” and collectively, the “Employment Agreements”) with the Company. The Company entered into an Employment Agreement with (i) Mr. Carty in November 2014; (ii) Mr. Fenoglio in May 2015 and September 2016, in connection with his promotion to Senior Vice President, Finance & Planning; (iii) Mr. Jaques in March 2014; and (iv) Mr. Moore in January 2014 and November 2015, in connection with his promotion to Senior Vice President, Land.  Former executives Messrs. Cassidy and Humber entered into Employment Agreements with the Company, in August 2013 and April 2013, respectively. The Employment Agreements entitle the executives to participate in the Severance Plan (described below), which provides for (i) a double-trigger equity acceleration and a double-trigger termination payment equal to one to three times salary and bonus for named executive officers upon a change in control provided such executive is terminated within 18 months following such change in control and (ii) similar benefits outside the context of a change in control for certain defined involuntary terminations. While they are employed by the Company, the Employment Agreements generally prohibit the executives from being involved in oil and gas exploration and development activities and other activities that directly compete with the Company’s business. The Employment Agreements also generally prohibit the executives from participating in any business engaged in oil and gas exploration and development activities within a 25 mile radius of any mineral property interest of the Company or its affiliates (with exceptions in both cases for preexisting business activities and certain permitted investments) for a period of one to three years (based on the executive’s position) after employment has ended with the Company.

Severance Plan. In November 2014, the Compensation Committee recommended and the Board approved the Severance Plan. The Severance Plan, which amended and restated the Company’s prior Executive Change in Control and Severance Plan adopted in April 2013, is applicable to all named executive officers who are party to an Employment Agreement. Under the Severance Plan, a named executive officer receives certain severance benefits upon his or her resignation or termination within 18 months following a change in control if such termination is initiated by the Company for any reason other than for Cause (as defined in the Severance Plan), or by the officer for Good Reason (as defined in the Severance Plan). The Severance Plan provides similar benefits outside the context of a change in control for termination without Cause, resignation for Good Reason, death or disability. Assuming the executive executes and continues to comply with a general release of liability against the Company within 60 days following such termination or resignation and, in the case of an executive who is also a director, simultaneously tenders their resignation from the Board, the officer is entitled to the following benefits, based on his or her job title:

Element	Payment
Base Salary	A lump sum cash payment equal to a multiple of the executive’s base salary as of the date of termination, with the multiple as follows:
	Title	Cash Payment Multiple
	President and Chief Executive Officer	3x
	Executive Vice President	2.5x
	Senior Vice President	2x
	Vice President	1x

Bonus

A lump sum cash payment equal to a multiple of the greater of (i) the annual average of the bonuses received by the executive pursuant to the Company’s STIP in the two calendar years prior to termination and (ii) such executive’s current target bonus amount, with the multiple as follows:

	Title	Cash Payment Multiple
	President and Chief Executive Officer	3x
	Executive Vice President	2.5x
	Senior Vice President	2x
	Vice President	1x

Vesting of Equity Awards

Immediate vesting of all outstanding equity awards that would vest solely based on continued employment and continued vesting of incentives tied to performance goals upon achievement of such goals, notwithstanding the executive’s termination

Benefits

Continuation of benefits under COBRA and Company reimbursement of the portion of premiums previously paid by the Company for a period of 18 months for our President and Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents and 12 months for our Vice Presidents

Other Employee Benefits. We expect that the named executive officers will continue to be eligible for the same health, welfare and other employee benefits available to our employees generally, including medical and dental insurance, short and long-term disability benefits, parking, health club membership reimbursements and a 401(k) plan that includes Company matching of an employee’s contributions of up to 6% of such employee’s cash earnings. We believe that offering a comprehensive employee benefits package helps us attract and retain executive talent and remain competitive in our industry.

Accounting and Tax Considerations

Our Compensation Committee considers tax and accounting rules and regulations when structuring the executive compensation paid to our named executive officers, including the following:

Section 162(m) of the Code. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the tax deductibility of compensation paid by any publicly held corporation to certain executives of such corporation (generally the named executive officers other than the chief financial officer) to $1,000,000 per employee in any taxable year, with an exception for performance-based compensation. To the extent any compensation arrangements do not constitute performance-based compensation exempt from the 162(m) limitations, we reserve the right to use our judgment to authorize such compensation payments when we believe that such payments are appropriate and in the best interests of our stockholders.

Section 409A of the Code. Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of such section of the Code with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code.

Tax Gross-Ups. Our arrangements with our executive officers do not provide a “gross-up” or other reimbursement payment for any tax liability that such officer might owe as a result of the application of Section 409A of the Code or with respect to Sections 280G and 4999 of the Code (which may provide for, among other things, an excise tax on certain golden parachute payments received by the executives upon a change in control of the Company), and we have not agreed and are not otherwise obligated to provide any named executive officers with such a “gross-up” or other reimbursement. Our arrangements generally provide that if any payments upon a change in control constitute “parachute payments” (as defined under Section 280G of the Code), then such payments may be either paid in full or reduced so that such payments are less than the limitation under Section 280G, whichever produces the better after-tax result for the executive officer.

ASC Topic 718 Regarding Stock Compensation. Financial Accounting Standards Board Accounting Standards Codification, Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”) requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of shares of restricted stock, performance stock units and other equity-based awards are accounted for under ASC Topic 718. Our Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Indemnification

Our certificate of incorporation and bylaws provide indemnification rights to our directors and officers and permit us to purchase insurance on behalf of any officer, director, employee or other agent for any liability arising out of that person’s actions as our officer, director, employee or agent, regardless of whether Delaware law would mandate indemnification. Additionally, we have entered into separate indemnity agreements with our directors and officers to provide additional indemnification benefits, including the right to receive, in advance, reimbursements for expenses incurred in connection with a defense for which the director or officer is entitled to indemnification. We believe that the limitation of liability provisions in our certificate of incorporation, bylaws and the indemnity agreements will facilitate our ability to continue to attract and retain qualified individuals to serve as directors and officers.

Summary Compensation Table

The following table contains information concerning the total annual compensation paid or earned by our named executive officers during the fiscal years ended December 30, 2016, December 31, 2015, and December 31, 2014. The equity award values shown are not indicative of the actual value (if any) that the executives will receive for the awards due to the treatment of the awards at emergence.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Richard J. Carty(4)	2016	575,000	—	430,456	925,730	25,536	1,956,742
President and Chief Executive Officer	2015 2014	575,000 219,613	— —	2,102,449 1,621,828	517,500 89,421	569,059 38,532	3,764,008 1,969,394
Scott A. Fenoglio(5)	2016	248,077	—	78,926	179,468	17,160	523,631
Senior Vice President, Finance and Planning (principal financial officer)
Wade E. Jaques	2016	260,000	—	74,434	151,580	17,217	503,231
Vice President and Chief	2015	260,000	—	475,282	93,600	17,455	846,337
Accounting Officer	2014	254,519	—	440,431	115,752	20,015	830,717
Ramon “Curt” Moore	2016	257,500	—	111,143	285,342	17,902	671,887
Senior Vice President,
Land
William J. Cassidy(6)	2016	92,043	—	0	0	847,435	939,478
Former Executive Vice	2015	350,000	—	1,371,126	283,500	183,004	2,187,630
President and Chief Financial Officer	2014	344,231	—	1,101,078	350,595	76,102	1,872,006
Christopher I. Humber(7)	2016	76,303	—	0	0	778,356	854,659
Former Executive Vice President, General Counsel and Secretary	2015 2014	295,000 287,500	— —	862,916 713,888	238,950 266,896	20,874 20,858	1,417,740 1,289,142

____________________

(1)	Reflects the aggregate grant date fair value of LTIP Units granted under our LTIP, computed in accordance with ASC Topic 718, and does not reflect the actual value that may be realized by the named executive officer. These grant date fair values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to the financial statements, in each case, as set forth in the Company’s Form 10-K filed with the SEC on March 15, 2017.

(2)	Amounts in this column represent the bonuses earned under the Company’s STIP in each of 2014, 2015 and 2016 but were not paid until 2015, 2016 and 2017, respectively.

(3)	All Other Compensation for 2016 included the following:

Named Executive Officer	Relocation ($)	Reserved Parking ($)(A)	Life Insurance Premiums ($)	AD&D Premiums ($)	401(k) Employer Match ($)	Severance	Total ($)
Richard J. Carty	6,650(B)	960	1,824	202	15,900	—	25,536
Scott A. Fenoglio	—	0	1,134	126	15,900	—	17,160
Wade E. Jaques	—	0	1,186	131	15,900	—	17,217
Curt Moore	—	720	1,154	128	15,900	—	17,902
William J. Cassidy		240	266	29	15,900	831,000(C)	847,435
Christopher I. Humber	—	240	225	25	15,900	761,966(D)	778,356

____________________

(A)	Parking is available to all employees. The amount listed includes excess costs for executive reserved parking.

(B)	Includes $4,523 for home purchase closing costs and $2,127 associated with closing cost tax gross-ups.

(C)	Severance amounts paid to Mr. Cassidy following his separation from the Company.

(D)	Severance amounts paid to Mr. Humber following his separation from the Company.

(4)	Mr. Carty joined our Company as President and Chief Executive Officer effective as of November 11, 2014. Reported compensation for 2014 includes amounts attributable to Mr. Carty’s service on the Company’s Board prior to his appointment as President and Chief Executive Officer as well as pro-rated compensation for his partial year of employment as the Company’s President and Chief Executive Officer.

(5)	Mr. Fenoglio joined our Company in March 2014 and was named Senior Vice President, Finance & Planning on October 1, 2016.

(6)	Mr. Cassidy separated from the Company effective March 31, 2016.

(7)	Mr. Humber separated from the Company effective March 30, 2016.

Grants of Plan-Based Awards

The following table provides additional information about our STIP and LTIP awards granted to our named executive officers in 2016. The equity award values shown are not indicative of the actual value (if any) that the executives will receive for the awards due to the treatment of the awards at emergence.

		Date of Board Approval (if	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(4)			All Other Stock Awards; Number of Shares of Stock or	Grant Date Fair Value of Stock
Name	Grant Date	different from Grant Date)	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards ($)(5)(6)
Richard J. Carty
STIP		—	287,500	575,000	1,150,000	—	—	—	—	—
LTIP Units	7/19/16	—	—	—	—	—	—	—	437,500	430,456
Scott A. Fenoglio
STIP		—	61,895	123,789	247,578	—	—	—	—	—
LTIP Units	7/19/16	—	—	—	—	—	—	—	80,217	78,926
Wade E. Jaques
STIP		—	52,000	104,000	208,000	—	—	—	—	—
LTIP Units	7/19/16	—	—	—	—	—	—	—	75,652	74,434
Curt Moore						`
STIP		—	96,563	193,125	386,250	—	—	—	—	—
LTIP Units	7/19/16	—	—	—	—	—	—	—	112,962	111,143
William J. Cassidy(7)
STIP	—	—	—	—	—	—	—	—	—	—
LTIP Units	—	—	—	—	—	—	—	—	—	—
Christopher I. Humber(8)
STIP	—	—	—	—	—	—	—	—	—	—
LTIP Units	—	—	—	—	—	—	—	—	—	—

____________________

(1)	Reflects the base salary of each of our named executive officers as of December 30, 2016, multiplied by the applicable STIP threshold percentage. The 2016 STIP threshold percentage for each named executive officer was 50% of his STIP target percentage.

(2)	Reflects the base salary of each of our named executive officers as of December 30, 2016, multiplied by the applicable STIP target percentage. The 2016 STIP target percentages were as follows: (i) 100% of base salary for Mr. Carty; (ii) 40% of base salary for the period from January 1, 2016 through September 30, 2016, and 75% of base salary for the period from October 1, 2016 through December 31, 2016 for Mr. Fenoglio, (iii) 75% of base salary for Mr. Moore, and (iv) 40% of base salary for Mr. Jaques.

(3)	Reflects the base salary of each of our named executive officers as of December 30, 2016, multiplied by the applicable STIP maximum percentage. The 2016 STIP maximum payouts were as follows: (i) 200% of base salary for Mr. Carty; (ii) 150% of base salary for Messrs. Fenoglio and Moore (pro-rated for a partial year for Mr. Fenoglio); and (iii) 80% of base salary for Mr. Jaques.

(4)	There were no performance stock units granted to our named executive officers during 2016.

(5)	The grant date fair value for LTIP Units is calculated using the closing price of our common stock on the date of grant, computed in accordance with ASC Topic 718, and does not reflect the actual value that may be realized by the executive. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements, as set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to the financial statements, set forth in the Company’s Form 10-K filed with the SEC on March 15, 2017.

(6)	Amounts represent LTIP Units granted in connection with the Company’s annual LTIP grant to named executive officers. Each LTIP unit represents a contingent right to receive one share of the Company’s common stock. The LTIP Units is scheduled to vest in three equal installments on March 15, 2017, March 15, 2018, and March 15, 2019. The distribution at each vesting date will be adjusted downward if the Company’s stock price exceeds $26.00, so that the distribution represents a value equivalent to $26.00 per share. The grant date fair value is $0.9839 per share.

(7)	Mr. Cassidy departed from the Company effective March 31, 2016. He did not receive a cash payout from the 2016 STIP.

(8)	Mr. Humber departed from the Company effective March 30, 2016. He did not receive a cash payout from the 2016 STIP.

Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and Grants of Plan-Based Awards Table was paid or awarded, are described in detail above in the CD&A.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to the outstanding stock awards held by our named executive officers at the end of fiscal year 2016.

	Stock Awards
	Restricted Stock Awards		Performance Stock Unit Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested(2)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Richard J. Carty	6,182(3)	6,306	18,546(4)	18,917
	23,156(5)	23,619	23,156(6)	23,619
	437,500(7)	446,250	—	—
Scott A. Fenoglio	1,859(8)	1,896	—	—
	4,602(5)	4,694	—	—
	80,217(7)	81,821	—	—
Wade E. Jaques	1,660(8)	1,693	5,167(9)	5,270
	5,234(5)	5,339	5,234(6)	5,339
	75,652(7)	77,165	—	—
Curt Moore	3,947(8)	4,026	4,314(6)	4,400
	8,916(5)	9,094	—	—
	112,962(7)	115,221	—	—

William J. Cassidy	(10)	—	12,918(9)(10)	13,176
		—	15,101(6)(10)	15,403
Christopher I. Humber	(11)	—	8,374(9) (10)	8,541
		—	9,504(6)(10)	9,694

____________________

(1)	The market value of shares of restricted stock, LTIP Units, and performance stock units that have not vested is calculated based on $1.02 per share, the closing price of our common stock as of December 30, 2016, the last trading day of fiscal year 2016, as quoted by the NYSE.

(2)	Reflects 100% of the initial number of performance stock units granted to the named executive officer. The number of shares of the Company’s common stock that may be issued to settle performance stock unit awards ranges from 0% to 200% of the number of performance stock units awarded based upon attainment of certain pre-determined performance goals. For all performance stock unit awards, the performance stock units will be settled in shares of the Company’s common stock following the end of a three-year measurement period.

(3)	Shares of restricted stock granted in connection with Mr. Carty’s employment with the Company effective November 11, 2014. Shares of restricted stock vested one-third on November 15, 2015 and one-third on November 15, 2016, with the remainder scheduled to vest on one-third on November 15, 2017.

(4)	Satisfaction of the performance conditions for the performance stock units granted in connection with Mr. Carty’s employment are determined at the end of a three-year performance cycle which commenced on November 11, 2014 and ends on November 10, 2017.

(5)	Shares of restricted stock vested one-third on March 15, 2016 with the remainder scheduled to vest one-third on March 15, 2017 and one-third on March 15, 2018.

(6)	Satisfaction of the performance conditions for the performance stock units granted during 2015 are determined at the end of each annual measurement period over the course of the three-year performance cycle which commenced on January 1, 2015 and ends on December 31, 2017, such that an amount up to two-thirds of the target number of performance stock units are eligible to be earned at the end of such annual measurement period (and an amount equal to 200% of the target number of performance stock units may be earned during the performance cycle). For the annual measurement period ending on December 31, 2015 and December 31, 2016, the performance metrics were not met and two-thirds of the target number of performance stock units were forfeited.

(7)	Each LTIP unit represents a contingent right to receive one share of the Company’s common stock. The distribution at each vesting date will be adjusted downward if the Company’s stock price exceeds $26.00, so that the distribution represents a value equivalent to $26.00 per share. This award is scheduled to vest in three equal installments beginning on March 15, 2017, March 15, 2018, and March 15, 2019.

(8)	Shares of restricted stock vested one-third on March 15, 2015 and one-third on March 15, 2016 and the remaining one-third is scheduled to vest on March 15, 2017.

(9)	Satisfaction of the performance conditions for the performance stock units granted during 2014 are determined at the end of each annual measurement period over the course of the three-year performance cycle which commenced on January 1, 2014 and ended on December 31, 2016, such that an amount up to two-thirds of the target number of performance stock units are eligible to be earned at the end of such annual measurement period (and an amount equal to 200% of the target number of performance stock units may be earned during the performance cycle). For the annual measurement period ending December 31, 2014, the named executive officers earned performance stock units at a 1.33 multiplier such that the following number of shares of the Company’s common stock will convert and be released to such executives at the end of the three-year performance cycle: (i) Mr. Jaques—2,213, (ii) Mr. Cassidy—5,532, and (iii) Mr. Humber—3,586. For the annual measurement period ending December 31, 2015, the named executive officers earned performance stock units at a 0.455 multiplier such that the following number of shares of the Company’s common stock will convert and be released to such executives at the end of the three-year performance cycle: (i) Mr. Jaques—1,510, (ii) Mr. Cassidy—3,776, and (iii) Mr. Humber—2,448. For the annual measurement period ending on December 31, 2016, the performance metric was not met and one-third of the target number of performance stock units were forfeited.

(10)	Effective March 31, 2016, Mr. Cassidy separated from the Company and all unvested restricted stock awards held by Mr. Cassidy pursuant to the Company’s equity incentive plans vested immediately, including (i) 3,779 shares of restricted stock award granted on September 19, 2013, (ii) 4,150 shares of restricted stock award granted on March 28, 2014, and (iii) 15,101 shares of restricted stock award granted on April 6, 2015. In addition, he continues to earn shares under his performance stock unit agreements granted on March 24, 2014 and April 6, 2015 based upon TSR performance metrics through the performance cycle. See “Potential Payments Upon Termination and Change in Control —Post Termination Payments” below for more information.

(11)	Effective March 30, 2016, Mr. Humber separated from the Company and all unvested restricted stock awards held by Mr. Humber pursuant to the Company’s equity incentive plans vested immediately, including (i) 2,690 shares of restricted stock award granted on March 28, 2014, and (ii) 9,504 shares of restricted stock award granted on April 6, 2015. In addition, he continues to earn shares under his performance stock unit agreements granted on March 24, 2014 and April 6, 2015 based upon TSR performance metrics through the performance cycle. See “Potential Payments Upon Termination and Change in Control —Post Termination Payments” below for more information.

Options Exercised and Stock Vested

We did not grant any stock options during fiscal 2016 or prior years. The following table sets forth time-based restricted shares and performance-based shares of our common stock held by our named executive officers that vested during fiscal 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting ($)(2)
Richard J. Carty	17,760	32,036(3)
Scott A. Fenoglio	4,161	9,321(4)
Wade E. Jaques	9,620	18,662(5)
Curt Moore	8,406	18,829(6)
William J. Cassidy(3)	39,343	72,050(7)
Christopher I. Humber(4)	25,657	45,930(8)

____________________

(1)	The number of shares reflected in this column exhibits the gross number of time-based restricted stock and performance-based awards that vested prior to tax withholding.

(2)	The value realized is based upon the gross shares underlying the time-based restricted stock and performance-based share awards that vested, multiplied by the closing price of our common stock on the NYSE on the trading date preceding the date of vesting.

(3)	Forfeiture restrictions lapsed with respect to 11,578 shares of our common stock on March 15, 2016, based on $2.24 per share, and 6,182 shares of our common stock on November 15, 2016, based on $0.987 per share.

(4)	Forfeiture restrictions lapsed with respect to 4,161 shares of our common stock on March 15, 2016, based on $2.24 per share.

(5)	Forfeiture restrictions lapsed with respect to: (i) 164 performance stock units on February 23, 2016, based on $1.75 per share, used to satisfy tax obligations; (ii) 2,726 performance stock units on February 23, 2016, based on $1.75 per share; (iii) 4,278 shares on March 15, 2016, based on $2.24 per share; and (iv) 2,452 shares on March 28, 2016, based on $1.64 per share.

(6)	Forfeiture restrictions lapsed with respect to 8,406 shares of our common stock on March 15, 2016, based on $2.24 per share.

(7)	Forfeiture restrictions lapsed with respect to: (i) 410 performance stock units on February 23, 2016, based on $1.75 per share, used to satisfy tax obligations; (ii) 4,202 performance stock units on February 23, 2016, based on $1.75 per share; and (iii) 11,701 shares on March 15, 2016, based on $2.24 per share. Mr. Cassidy terminated from the Company on March 31, 2016 and, in connection with his departure, 23,030 shares were accelerated effective as of such date, based on $1.64 per share, with a total value realized of $27,769.

(8)	Forfeiture restrictions lapsed with respect to: (i) 266 performance stock units on February 23, 2016, based on $1.75 per share, used to satisfy tax obligations; (ii) 3,030 performance stock units on February 23, 2016, based on $1.75 per share; (iii) 7,443 shares on March 15, 2016, based on $2.24 per share; and (iv) 2,724 shares on March 28, 2016, based on $1.64 per share. Mr. Humber terminated from the Company on March 30, 2016 and, in connection with his departure, 12,194 shares were accelerated effective as of such date, based on $1.56 per share with a total value realized of $19,023.

Pension Benefits

Other than our 401(k) plan, we do not have any plan that provides for retirement benefits.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination and Change in Control

The table below discloses a hypothetical amount of compensation and/or benefits due to our continuing named executive officers with Employment Agreements in the event of their termination of employment and/or in the event we undergo a change in control. The amounts disclosed assume such termination and/or such change of control was effective as of December 31, 2016, and are calculated pursuant to the terms of the Employment Agreements and the Severance Plan. The amounts below constitute estimates of the amounts that would be paid to the continuing named executive officers upon termination of their employment and/or upon a change in control. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a continuing named executive officer is actually terminated and/or a change in control actually occurs. Therefore, such amounts and disclosures should be considered “forward-looking statements.”

Name	Payment Type	Termination for Cause or Resignation without Good Reason ($)	Termination without Cause, Resignation for Good Reason, Disability or Death ($)	Termination following a Change in Control ($)(1)
Richard J. Carty	Cash Severance	—	1,725,000	1,725,000
	Bonus Payment	—	1,725,000	1,725,000
	Accelerated Equity Vesting(2)	—	476,175	476,175
	Health Payment(3)	—	35,784	35,784
	TOTAL	—	3,961,959	3,961,959
Scott A. Fenoglio	Cash Severance	—	550,000	550,000
	Bonus Payment	—	412,500	412,500
	Accelerated Equity Vesting(2)	—	88,412	88,412
	Health Payment(3)	—	27,504	27,504
	TOTAL		1,078,416	1,078,416

Wade E. Jaques	Cash Severance	—	260,000	260,000
	Bonus Payment	—	104,676	104,676
	Accelerated Equity Vesting(2)	—	84,197	84,197
	Health Payment(3)	—	18,336	18,336
	TOTAL		467,209	467,209
Curt Moore	Cash Severance	—	515,000	515,000
	Bonus Payment	—	386,250	386,250
	Accelerated Equity Vesting(2)	—	127,713	127,713
	Health Payment(3)	—	27,504	27,504
	TOTAL		1,056,467	1,056,467

____________________

(1)	Change in control payments are contingent upon resignation for Good Reason (as defined in the Severance Plan) or termination without Cause (as defined in the Severance Plan) within 18 months following the change in control.

(2)	Upon termination without Cause, resignation for Good Reason, death or permanent disability, all unvested restricted stock and LTIP Units become fully vested. The accelerated vesting of restricted stock and LTIP units is based upon the closing price per share of our common stock on December 30, 2016 which was $1.02 multiplied by the number of outstanding shares of restricted stock and LTIP Units that would vest upon the occurrence of the event indicated. The values reported in the table above only take into account restricted stock and LTIP awards that were outstanding on December 30, 2016. Additionally, the values reported in the table above do not include grants of performance stock units which shall continue to vest or be earned upon achievement of pre-established performance goals and shall be paid at the end of the performance cycle applicable thereto.

(3)	Represents the Company-subsidized COBRA premiums to continue family health, vision and dental coverage for the 18 month period immediately following the date of termination for all named executive officers other than Mr. Jaques, who would receive Company-subsidized COBRA premiums for the 12 month period immediately following the date of termination.

Post Termination Payments – Messrs. Cassidy and Humber

Effective March 31, 2016, Mr. Cassidy separated from the Company. In connection with his departure from the Company, the Company and Mr. Cassidy entered into a Separation and General Release Agreement (the “Cassidy Separation Agreement”) on March 23, 2016. Pursuant to the terms of the Cassidy Separation Agreement, (i) the Company paid Mr. Cassidy $831,000 promptly following his separation, (ii) all unvested equity incentives held by Mr. Cassidy pursuant to the Company’s equity incentive plans vested immediately and are payable in accordance with the applicable award agreements, and (iii) the Company and Mr. Cassidy each agreed to certain releases and waivers. The Company also agreed to pay Mr. Cassidy a cash incentive award for 2015 performance pursuant to the Company’s 2015 STIP. In addition, Mr. Cassidy will remain subject to certain non-competition, non-solicitation and non-disparagement obligations for a period of fifteen months following his separation date pursuant to the terms of the Cassidy Separation Agreement and his Employment Agreement.

Additionally, effective March 30, 2016, Mr. Humber separated from the Company. In connection with Mr. Humber’s departure from the Company, the Company and Mr. Humber entered into a Separation and General Release Agreement (the “Humber Separation Agreement”) on March 22, 2016. Pursuant to the terms of the Humber Separation Agreement, (i) the Company paid Mr. Humber $761,966 promptly following his separation, (ii) all unvested equity incentives held by Mr. Humber pursuant to the Company’s equity incentive plans vested immediately and are payable in accordance with the applicable award agreements, and (iii) the Company and Mr. Humber each agreed to certain releases and waivers. The Company also agreed to pay Mr. Humber a cash incentive award for 2015 performance pursuant to the Company’s 2015 STIP. Mr. Humber remains subject to certain non-competition, non-solicitation and non-disparagement obligations for a period of fifteen months following his separation date pursuant to the terms of the Humber Separation Agreement and his Employment Agreement.

The table below shows the value of the post-termination payments that Messrs. Cassidy and Humber received.

Actual Post-Termination Payments—Cassidy

Payments Upon Separation	$
Cash Compensation:
Cash Severance	831,000
STIP Bonus Compensation	283,500

Long-Term Incentive Compensation:
Accelerated Restricted Stock Awards	37,769
Health Benefits:
COBRA Continuation(1)	15,555
Total	1,167,824

Actual Post-Termination Payments—Humber

Payments Upon Separation	$
Cash Compensation:
Cash Severance	761,966
STIP Bonus Compensation	238,950

Long-Term Incentive Compensation:
Accelerated Restricted Stock Awards	19,023
Health Benefits:
COBRA Continuation (2)	13,574
Total	1,033,513

____________________

(1)	Includes 9 months of COBRA payment during 2016. The remaining 9 months were paid to Mr. Cassidy in the amount of $14,917 in January 2017.

(2)	Includes 9 months of COBRA payment during 2016. The remaining 9 months were paid to Mr. Humber in the amount of $14,754 in January 2017.

Director Compensation

Our Board believes that attracting and retaining qualified non-employee directors is critical to the ongoing operation of our Company. Similarly to the evaluation of the compensation of our executives, our Compensation Committee engages the Compensation Consultant to conduct an analysis of the non-employee director compensation. Our director compensation program in 2016 consisted of two principal elements: (i) annual retainer of $90,000 and chairman fees, listed in the table below, and (ii) equity consisting of restricted stock awards. During 2016, the Compensation Committee discussed the annual grant of restricted stock awards to the independent directors with an estimated fair market value of $130,000 on the grant date, and determined that the 2016 award to independent directors be based on approximately half of that value to be consistent with the value represented by the 2016 LTIP awards to its employees. Stock grants under the Director Compensation Policy are made under our LTIP. The directors’ restricted stock awards are subject to forfeiture restrictions that are scheduled to lapse on June 6, 2017; however, pursuant to our Plan or Reorganization, these awards will be cancelled at the time of the Company’s emergence from bankruptcy. All directors receive actual expense reimbursements associated with attending board and committee meetings.

On June 16, 2016, Marvin M. Chronister submitted his resignation to the Board of the Company. In connection with his resignation, the Company and Mr. Chronister entered into a separation and release agreement, effective as of June 16, 2016 (the “Separation Agreement”). Pursuant to the Separation Agreement, (i) the Company paid Mr. Chronister $180,000 (representing the base $90,000 annual retainer that Mr. Chronister would have received had he continued as a director of the Company for the two years remaining in his current term) and (ii) all unvested restricted stock of the Company held by him vested immediately.

Additional annual compensation for each board and committee chairperson for all committees of our board of directors is set forth below:

Board/Committee	Board/Committee Chairperson Additional Compensation ($)
Board	50,000
Audit	20,000
Compensation	13,000
Nominating and Corporate Governance	10,000
Environmental, Health, Safety and Regulatory Compliance(1)	5,000
Reserves(1)	5,000
EHS&RC and Reserves(1)	5,000

____________________

(1)	Effective June 17, 2016, the Board’s Environmental, Health, Safety & Regulatory Compliance Committee and Reserves Committee were combined into a single committee called the “EHS&RC and Reserves Committee.”

(2)	In the event one director serves as chairman of more than one committee, such director will only receive the highest such retainer.

Directors who are also members of our executive management do not receive any additional compensation for their service on our Board.

The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 30, 2016.

2016 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Marvin M. Chronister(5)	203,750(1)	39,145(2)	242,895
Kevin A. Neveu	100,000	27,806(3) (4)	127,806
Gregory P. Raih	110,000	27,8063(3) (4)	137,806
James A. Watt	140,000	27,806(3)(4)	167,806
Jeff E. Wojahn(5)	103,000	27,806(3) (4)	130,806

____________________

(1)	Includes $180,000 in retainer fees, plus $23,750 in fees he earned for the first quarter of 2016.

(2)	Mr. Chronister received a restricted stock award on November 10, 2014 in his capacity as acting Interim President and Chief Executive Officer. Mr. Chronister held 16,587 shares of unvested restricted stock that vested immediately upon his resignation. The amount reflects the actual value that he received effective as of June 16, 2016.

(3)	Reflects value of 28,261 shares of restricted stock subject to forfeiture restrictions with a grant date fair value of $0.9839 per share granted for service on the Board during 2016. The shares are scheduled to vest in full on June 6, 2017; however, the 28,261 shares of restricted stock will not vest prior to the Company’s emergence from bankruptcy and will be cancelled assuming that emergence occurs before June 6, 2017, as anticipated.

(4)	The grant date fair value of the restricted stock awards is calculated using the closing price of our common stock on the date of grant, computed in accordance with ASC Topic 718, and does not reflect the actual value that may be realized by the director. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements, as set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to the financial statements, set forth in the Company’s Form 10-K filed with the SEC on March 15, 2017.

(5)	Mr. Wojahn was appointed as Chairman of the EHS&RC and Reserves Committee effective June 17, 2016, replacing Mr. Chronister as Chairman.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Wojahn, Neveu and Watt are the current members of the Compensation Committee. No member of our Compensation Committee has been at any time an employee of ours. None of our executive officers serve or have served on the board of directors or compensation committee of a company that has one or more executive officers who serve on our Board or Compensation Committee. No member of our Board is an executive officer of a company at which one or more of our executive officers serves as a member of the board of directors or compensation committee of that company.

COMPENSATION COMMITTEE REPORT

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee of the Board

Jeff E. Wojahn, Chairman Kevin A. Neveu, Member James A. Watt, Member

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table represents the securities authorized for issuance under our LTIP, which is our only equity compensation plan, as of December 31, 2016.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,676,678(1)	—(2)	551,501(3)
Equity compensation plans not approved by security holders	—	—	—
Total	2,676,678	—	551,501

____________________

(1)	Represents (i) 2,443,402 LTIP Units, (ii) 190,128 shares of common stock to be issued in respect of performance stock units assuming an earned percentage of 200%, and (iii) 43,148 shares of common stock to be issued in respect of performance stock units earned but unvested. Performance stock units and LTIP Units do not have exercise prices associated with them. The final number of performance stock units may vary depending on the satisfaction of the performance stock criteria in a range from zero to 200%. Amount does not include 366,206 shares of restricted stock not yet vested.

(2)	There are no outstanding stock options, warrants, or rights.

(3)	Represents securities available for issuance under our LTIP.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 2017 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of common stock, (ii) each named executive officer of the Company, (iii) each director of the Company and (iv) all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent this power may be shared with a spouse. The address for the Company’s directors and executive officers is 410 17th Street, Suite 1400, Denver, Colorado 80202.

Name of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Class(2)
Significant Stockholders
Fir Tree Inc.(3)	8,586,485	17.2%
Her Majesty the Queen in Right of Alberta as represented by Alberta Investment Management Corporation(4)	7,587,859	15.2%
Hutchin Hill Capital LP(5)	4,119,600	8.3%
Barclays PLC(6)	2,929,116	5.9%
Directors and Named Executive Officers
Richard J. Carty(7)(8)	227,341	*
Kevin A. Neveu(7)	50,509	*
Gregory P. Raih(7)	52,923	*
James A. Watt(7)	44,139	*
Jeff E. Wojahn(7)	36,637	*
Scott A. Fenoglio(9)	37,347	*
Wade E. Jaques(10)	60,241	*
Curt Moore(11)	59,503	*
William J. Cassidy(12)	30,283	*
Christopher I. Humber(12)	37,615	*
All current directors and executive officers as a group (8 persons)(13)	568,640	1.1%

____________________

* Less than 1%.

(1)	According to SEC rules, beneficial ownership includes shares as to which the individual or entity has voting power or investment power and any shares that the individual has a right to acquire within 60 days of a date reasonably selected by us, through the exercise of any right. We selected January 31, 2017 as the determination date.

(2)	Based on 49,958,746 shares of common stock outstanding as of March 31, 2017.

(3)	According to a Schedule 13G filed with the SEC on February 9, 2017 by Fir Tree Inc. (“Fir Tree”) Fir Tree has, with respect to the Company’s common stock, sole voting and sole dispositive power over 8,586,485 shares. The address for Fir Tree is 55 East 52 Street, New York, NY 10055.

(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2014, on behalf of Her Majesty the Queen in Right of Alberta (“HMQ”), as represented by Alberta Investment Management Corporation (“AIMCo”), HMQ has no power to vote and has sole dispositive power over these shares. HMQ holds such shares in her own capacity and as trustee/nominee for certain Alberta pension clients for which AIMCo serves as investment manager pursuant to the Alberta Investment Management Corporation Act R.S.A. C.A. 26-5 (2007). Such clients have the right to receive dividends from, or the proceeds from the sale of, such shares held on their behalf. As of

February 14, 2014, HMQ, as represented by AIMCo, may be deemed the beneficial owner of these shares over which West Face Capital may exercise voting power pursuant to an investment management agreement between West Face Capital and AIMCo, on behalf of its clients and therefore, West Face Capital may also be deemed to be a beneficial owner of these shares. The address for HMQ is c/o AIMCo, 1100-10830 Jasper Avenue, Edmonton, Alberta T5J 2B3 Canada.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2017 by Hutchin Hill Capital, LP, Hutchin Hill Capital GP, LLC, and Neil A. Chriss (together “Hutchin Hill”), Hutchin Hill has, with respect to the Company’s common stock, shared voting and shared dispositive power over 4,119,600 shares. The address for Hutchin Hill is 142 West 57th Street, New York, NY 10019.

(6)	According to a Schedule 13G filed with the SEC on February 14, 2017 by Barclays PLC and Barclays Bank PLC (together “Barclays”), Barclays has, with respect to the Company’s common stock, sole voting and sole dispositive power over 2,929,116 shares. The securities being reported on by Barclays PLC, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC, a non-US banking institution registered with the Financial Conduct Authority authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. Barclays Bank PLC is a wholly-owned subsidiary of Barclays PLC. The address of Barclays is 1 Churchill Place, London E14 5HP, England.

(7)	Director of the Company. Of the shares listed for each Director, 28,261 shares will be cancelled at the time of the Company’s emergence from bankruptcy.

(8)	Executive officer of the Company. Amounts include 11,578 shares of restricted stock and 145,834 LTIP Units, which is scheduled to vest on March 15, 2017; and does not include shares that will be surrendered to the Company upon vesting for a value equal to their minimum statutory tax liability. Amounts reported do not include performance stock units subject to the satisfaction of certain performance-based metrics.

(9)	Executive officer of the Company. Amounts include 4,160 shares of restricted stock and 26,739 LTIP Units, which is scheduled to vest on March 15, 2017; and does not include shares that will be surrendered to the Company upon vesting for a value equal to their minimum statutory tax liability.

(10)	Executive officer of the Company. Amounts include 4,277 shares of restricted stock and 25,218 LTIP Units, which is scheduled to vest on March 15, 2017, and 3,507 performance shares earned as of February 13, 2017; and do not include shares that will be surrendered to the Company upon vesting for a value equal to their minimum statutory tax liability.

(11)	Executive officer of the Company. Amounts include 8,405 shares of restricted stock and 37,654 LTIP Units, which is scheduled to vest on March 15, 2017; and does not include shares that will be surrendered to the Company upon vesting for a value equal to their minimum statutory tax liability. Amounts reported do not include performance stock units subject to the satisfaction of certain performance-based metrics.

(12)	Former executive officer of the Company. Amounts reported relate to ownership as of the date of such executive’s departure and do not include performance stock units subject to the satisfaction of certain performance-based metrics.

(13)	Does not include former named executive officers, Messrs. Cassidy and Humber.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDPENDENCE

Except as provided herein, the information in this Item 13 does not otherwise reflect events occurring after March 15, 2017.

Procedures for Review, Approval and Ratification of Related Person Transactions

An “Interested Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which: (i) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year; (ii) the Company or any of its subsidiaries is a participant; and (iii) any “Related Party” has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A “Related Party” includes:

•	director or director nominee of the Company;

•	an executive officer of the Company;

•	a stockholder beneficially owning more than 5% of any class of the common stock of the Company;

•	a person who is an immediate family member or sharing the household of any of the foregoing; or

•	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Our Audit Committee reviews all Interested Transactions that the rules of the SEC require be disclosed in the Company’s proxy statement and makes a determination regarding the initial authorization or ratification of any such transaction.

The Audit Committee is also charged with reviewing the material facts of all Interested Transactions and either approving or disapproving the Company’s participation in such transactions under the Company’s Related Party Transactions Policy adopted by the Board. This written policy preapproves the following transactions:

•	any employment of an executive officer if his or her compensation is required to be reported in the Company’s proxy statement under Item 402 of Regulation S-K;

•	director compensation which is required to be reported in the Company’s proxy statement under Item 402 of Regulation S-K;

•	any transaction with another company at which a Related Party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s voting securities if the aggregate amount involved for any particular service does not exceed the greater of $500,000 or 25% of that company’s total annual revenues; and

•	any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Party’s only relationship is as an employee (other than an executive officer) or a director if the aggregate amount involved does not exceed the lesser of $200,000 or 10% of the charitable organization’s total annual receipts.

Prior to a Related Party entering into an Interested Transaction, the Audit Committee reviews the material facts of such Interested Transaction and either approves or disapproves of the Interested Transaction. If advance Audit Committee approval of an Interested Transaction is not feasible, then the Interested Transaction is considered and ratified (if the Audit Committee determines it to be appropriate) at the Audit Committee’s next regularly scheduled meeting. In determining whether to approve or disapprove an Interested Transaction, the Audit Committee takes into account, among other factors, the following: (i) whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (ii) the extent of the Related Party’s interest in the transaction and (iii) whether the Interested Transaction is material to the Company. Further, the policy requires all Interested Transactions that are required to be disclosed in the Company’s filings with the SEC to be disclosed in accordance with applicable laws, rules and regulations.

Related Party Transactions

From time to time, the Company contributes charitable donations to organizations for which the Company’s executives serve as directors. Such contributions are pre-approved pursuant to the Company’s Related Party Transactions Policy. There were no other related party transactions since January 1, 2016, which were required to be reported in “Transactions with Related Persons” where the procedures above did not require review, approval or ratification or where the procedures were not followed. Additionally, since January 1, 2016, there has not been any transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeded or exceeds $120,000 and in which any Related Party, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in “Compensation Discussion and Analysis.”

Director Independence

The Company’s standards for determining director independence require the assessment of our directors’ independence each year and periodically as circumstances change. A director cannot be considered independent unless the Board affirmatively determines that such director does not have any material relationship with the Company, including any of the relationships that would disqualify the director from being independent under the rules of the NYSE. The Board assesses the independence of each non-employee director and each non-employee nominee for director under the Company’s guidelines and the independence standards of the NYSE and has determined that Messrs. Neveu, Raih, Watt, and Wojahn are independent. As the Company’s President and Chief Executive Officer, Mr. Carty is not considered an independent director.

All members of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are considered independent, thus satisfying NYSE listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant

Hein & Associates LLP (“Hein”) is the independent registered public accounting firm selected by our Audit Committee as the independent registered public accountant for the fiscal years ended December 31, 2016 and 2015. Hein has audited the Company’s consolidated financial statements since the Company’s inception on December 23, 2010. During the years ended December 31, 2016 and 2015, neither the Company nor anyone acting on its behalf consulted Hein with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as defined in Items 304(a)(1)(iv) and (v) of Regulation S-K.

The Audit Committee has the sole authority and responsibility to retain, evaluate and replace the Company’s auditors.

Audit and Other Fees

The table below sets forth the aggregate fees billed by Hein for the last two fiscal years:

Description	2016 ($)	2015 ($)
Audit Fees(1)	400,700	472,715
Audit-Related Fees(2)	3,150	12,625
Tax Fees(3)	352,900	151,925
All Other Fees	—	—
Total	756,750	637,265

____________________

(1)	We paid audit fees, including costs, for the years ended December 31, 2016 and 2015 for professional services rendered in connection with:

•	the audit of our consolidated financial statements and internal controls over financial reporting;

•	SEC registration statements and amendments filed by the Company;

•	comfort letters issued in connection with SEC registration statements filed by the Company; and

•	review of quarterly consolidated financial statements.

(2)	Audit of the Company’s employee benefits plan.

(3)	Tax return preparation and consultation on tax matters.

The charter of the Audit Committee requires that the Audit Committee review and pre-approve the plan and scope of Hein’s audit, tax and other services. The Audit Committee pre-approved 100% of the services described above under the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” incurred during 2016 and 2015.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A or incorporated herein by reference:

(1)	Financial Statements:

All financial statements of the Registrant are included in Item 8. Financial Statements and Supplementary Data of the Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	Exhibits:

The information required by this Item is set forth on the exhibit index that follows the signature page to this Form 10-K/A, and such Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONANZA CREEK ENERGY, INC.
By:	/s/ Richard J. Carty
Richard J. Carty, President and Chief Executive Officer (principal executive officer)

April 24, 2017

INDEX TO EXHIBITS

Exhibit Number	Description
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a- 14(a)
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a- 14(a)

_________________________

† Filed or furnished herewith