Form 10-Q
period 2017-03-31
Bonanza Creek Energy, Inc.
filed 2017-05-10
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2017, the registrant had 20,346,295 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$91,935	$80,565
Accounts receivable:
Oil and gas sales	22,085	14,479
Joint interest and other	2,992	6,784
Prepaid expenses and other	6,451	5,915
Inventory of oilfield equipment	4,050	4,685
Total current assets	127,513	112,428
Property and equipment (successful efforts method), at cost:
Proved properties	2,529,599	2,525,587
Less: accumulated depreciation, depletion and amortization	(1,714,424)	(1,694,483)
Total proved properties, net	815,175	831,104
Unproved properties	163,790	163,369
Wells in progress	20,000	18,250
Other property and equipment, net of accumulated depreciation of $11,668 in 2017 and $11,206 in 2016	5,950	6,245
Total property and equipment, net	1,004,915	1,018,968
Other noncurrent assets	2,737	3,082
Total assets	$1,135,165	$1,134,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$71,111	$61,328
Oil and gas revenue distribution payable	24,788	23,773
Revolving credit facility - current portion (note 5)	191,667	191,667
Senior Notes - current portion (note 5)	—	793,698
Total current liabilities	287,566	1,070,466

Liabilities subject to compromise (note 3)	873,292	—

Long-term liabilities:
Ad valorem taxes	16,694	14,118
Asset retirement obligations for oil and gas properties	31,438	30,833
Total liabilities	1,208,990	1,115,417

Commitments and contingencies (note 6)

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 225,000,000 shares authorized, 49,958,746 and 49,660,683 issued and outstanding in 2017 and 2016, respectively	49	49
Additional paid-in capital	816,380	814,990
Retained deficit	(890,254)	(795,978)
Total stockholders’ equity (deficit)	(73,825)	19,061
Total liabilities and stockholders’ equity	$1,135,165	$1,134,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Operating net revenues:
Oil and gas sales	$52,559	$44,174
Operating expenses:
Lease operating expense	9,925	13,298
Gas plant and midstream operating expense	2,705	3,789
Severance and ad valorem taxes	4,319	3,154
Exploration	3,407	266
Depreciation, depletion and amortization	21,212	26,379
Impairment of oil and gas properties	—	10,000
Abandonment and impairment of unproved properties	—	6,906
Unused commitments	993	—
General and administrative (including $1,725 and $3,004, respectively, of stock-based compensation)	12,094	17,685
Total operating expenses	54,655	81,477
Loss from operations	(2,096)	(37,303)
Other income (expense):
Derivative loss	—	(1,007)
Interest expense	(4,568)	(14,547)
Reorganization items, net (note 3)	(89,003)	—
Gain on termination fee (note 2)	—	6,000
Other income (loss)	1,391	(380)
Total other expense	(92,180)	(9,934)
Loss from operations before taxes	(94,276)	(47,237)
Income tax benefit (expense)	—	—
Net loss	$(94,276)	$(47,237)
Comprehensive loss	$(94,276)	$(47,237)

Basic net loss per common share	$(1.91)	$(0.96)

Diluted net loss per common share	$(1.91)	$(0.96)

Basic weighted-average common shares outstanding	49,452	49,131

Diluted weighted-average common shares outstanding	49,452	49,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(94,276)	$(47,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	21,212	26,379
Non-cash reorganization items	57,341	—
Impairment of oil and gas properties	—	10,000
Abandonment and impairment of unproved properties	—	6,906
Well abandonment costs and dry hole expense	2,701	232
Stock-based compensation	1,725	3,004
Amortization of deferred financing costs and debt premium	—	608
Derivative loss	—	1,007
Derivative cash settlements	—	7,508
Other	383	(116)
Changes in current assets and liabilities:
Accounts receivable	(3,814)	23,044
Prepaid expenses and other assets	(536)	(1,622)
Accounts payable and accrued liabilities	31,092	(3,141)
Settlement of asset retirement obligations	(176)	(41)
Net cash provided by operating activities	15,652	26,531
Cash flows from investing activities:
Acquisition of oil and gas properties	(439)	(532)
Exploration and development of oil and gas properties	(3,425)	(34,872)
(Increase) decrease in restricted cash	118	(2,533)
(Additions) deletions to property and equipment - non oil and gas	(201)	47
Net cash used in investing activities	(3,947)	(37,890)
Cash flows from financing activities:
Proceeds from credit facility	—	209,000
Payment of employee tax withholdings in exchange for the return of common stock	(335)	(229)
Deferred financing costs	—	(154)
Net cash (used in) provided by financing activities	(335)	208,617
Net change in cash and cash equivalents	11,370	197,258
Cash and cash equivalents:
Beginning of period	80,565	21,341
End of period	$91,935	$218,599
Supplemental cash flow disclosure:
Cash paid for interest	$3,484	$9,500
Changes in working capital related to drilling expenditures	$4,404	$(14,214)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

Bonanza Creek Energy, Inc. (“BCEI” or, together with our consolidated subsidiaries, the “Company”) is engaged primarily in acquiring, developing, exploiting and producing oil and gas properties. As of March 31, 2017, the Company's assets and operations were concentrated primarily in the Wattenberg Field in Colorado and in the Dorcheat Macedonia Field in southern Arkansas.

NOTE 2 - BASIS OF PRESENTATION
     These statements have been prepared in accordance with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information with the condensed consolidated balance sheets (“balance sheets”) and the condensed consolidated statements of cash flows (“statements of cash flows”) as of and for the period ended December 31, 2016, being derived from audited financial statements. The quarterly financial statements included herein do not necessarily include all of the disclosures as may be required under generally accepted accounting principles for complete financial statements. With the exception of information in this report related to our emergence from Chapter 11, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), except as disclosed herein. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the quarter are not necessarily indicative of the results to be expected for the full fiscal year. The Company evaluated events subsequent to the balance sheet date of March 31, 2017, and through the filing date of this report.
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
Assets Held for Sale
The Company had its ownership interests in RMI and all assets within the Mid-Continent region as held for sale at March 31, 2016. Upon the termination of the purchase and sale agreement of its RMI interest, the Company received $6.0 million as shown in the gain on termination fee line item in the accompanying statements of operations. During the three months ended March 31, 2016, the Company recorded an impairment of oil and gas properties of $10.0 million based on the latest received bid at the time for its Mid-Continent assets. The Company moved these assets back into held for use during the second quarter of 2016.

 Significant Accounting Policies
     The significant accounting policies followed by the Company were set forth in Note 1 to the 2016 Form 10-K and are supplemented by the notes throughout this report. These unaudited condensed consolidated financial statements should be read in conjunction with the 2016 Form 10-K.
 Going Concern Presumption

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities and other commitments in the normal course of business. As discussed in further detail in Note 3 - Chapter 11 Proceedings below, we have been operating as a debtor-in-possession since January 4, 2017.
These financial statements were not prepared on a liquidation basis but rather relevant guidance under GAAP was applied with respect to the accounting and financial statement disclosures for entities that have filed petitions with the bankruptcy court and expect to reorganize as going concerns in preparing these statements and notes. This guidance requires that, for periods subsequent to our bankruptcy filing on January 4, 2017, or post-petition periods, certain transactions and events that are directly related to our ongoing reorganization be distinguished from our normal business operations. The guidance further calls for pre-petition obligations that are not fully secured and that have at least a possibility of not being repaid at the full claim amount be shown as a liability subject to compromise within the accompanying balance sheets. In addition, certain expenses, realized losses and provisions that are realized or incurred in the bankruptcy proceedings are to be included in the reorganization items, net line item on the condensed consolidated statements of operations and comprehensive loss (“statements of operations”). The non-cash portion of the reorganization items are to be shown in the statements of cash flows in the operating section and the cash portion can be shown in the statements of cash flows or in the notes to the financial statements, as elected by the Company.
The Company's Plan was confirmed on April 7, 2017, and the Company emerged from bankruptcy on April 28, 2017, (the “Effective Date”).
Recently Issued Accounting Standards
Effective January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“Update”)No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify the current guidance for stock compensation. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. As of March 31, 2017, the Company did not have excess tax benefits associated with its stock compensation, and therefore, there was no tax impact upon adoption of this standard. In addition, the employee taxes paid on the statement of cash flows when shares were withheld for taxes have already been classified as a financing activity, therefore, there was no cash flow statement impact upon adoption of this standard. This standard allowed Company's to elect to account for forfeitures as they occurred or estimate the number of awards that will vest. The Company elected to account for forfeitures as they occur, resulting in a minimal impact upon adoption of this standard.
In January 2017, the FASB issued Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is to be applied using a prospective method and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company will apply this guidance to any future acquisitions or disposals of assets or business.
In February 2017, the FASB issued Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This update is meant to clarify existing guidance and to add guidance for partial sales of nonfinancial assets. This guidance is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective at the same time as Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the provisions of this guidance and assessing its potential impact on the Company’s financial statements and disclosures.
In November 2016, the FASB issued Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance is to be applied using a retrospective method and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company has evaluated the provisions of this guidance and has determined that it will not have a material effect on the Company’s financial statements or disclosures.

In August 2016, the FASB issued Update No. 2016-15 – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of specific cash receipts and cash payments within the statement of cash flows. This authoritative accounting guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has evaluated the provisions of this guidance and has determined that it will not have a material effect on the Company’s financial statements or disclosures.

In February 2016, the FASB issued Update No. 2016-02 – Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This authoritative guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company has begun the identification process of all leases and is evaluating the provisions of this guidance and assessing its impact, but does not currently believe it will have a material effect on the Company’s financial statements or disclosures.

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) for the recognition of revenue from contracts with customers. Several additional related updates have been issued. The Company has initiated discussions with a third-party consultant to help evaluate the provisions of each of these standards, analyze their impact on the Company’s contract portfolio, review current accounting policies and practices to identify potential differences that would result from applying the requirements of these standards to the Company’s revenue contracts, and assess their potential impact on the Company’s financial statements and disclosures. The Company currently plans to apply the modified retrospective method upon adoption and plans to adopt the guidance on the effective date of January 1, 2018.
NOTE 3 - CHAPTER 11 PROCEEDINGS
On December 23, 2016, Bonanza Creek Energy, Inc. and its subsidiaries entered into a Restructuring Support Agreement (the “RSA”) with (i) holders of approximately 51% in aggregate principal amount of the Company's 5.75% Senior Notes due 2023 (“5.75% Senior Notes”) and 6.75% Senior Notes due 2021 (“6.75% Senior Notes”), collectively (the “Senior Notes”) and (ii) NGL Energy Partners, LP and NGL Crude Logistics, LLC.
On January 4, 2017, the Company and certain of its subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions,” and the cases commenced thereby, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue the Debtors’ Joint Prepackaged Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as proposed, the “Plan”). The Bankruptcy Court granted the Debtors' motion seeking to administer all of the Debtors' Chapter 11 Cases jointly under the caption In re Bonanza Creek Energy, Inc., et al (Case No. 17-10015). The Debtors received bankruptcy court confirmation of their Plan on April 7, 2017, and emerged from bankruptcy on April 28, 2017. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession during a portion of the quarter ended March 31, 2017. As such, certain aspects of the bankruptcy proceedings of the Company and related matters are described below in order to provide context and explain part of our financial condition and results of operations for the period presented.
Effect of Bankruptcy Proceedings
During the bankruptcy proceedings, the Company conducted normal business activities and was authorized to pay and has paid pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders and critical vendors, pre-petition amounts owed to pipeline owners that transport the Company's production, and funds belonging to third parties, including royalty and working interest owners.
In addition, subject to specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, we did not record interest expense on the Company’s Senior Notes from January 6, 2017, the conversion date, through March 31, 2017. For that period, contractual interest on the Senior Notes totaled $12.0 million.
Plan of Reorganization
The Plan contemplated that we continue our day-to-day operations substantially as currently conducted and that all of our commercial and operational contracts remain in effect in accordance with their terms preserving the rights of all parties. The significant elements of the Plan on the Effective Date were as follows:

•
The Senior Notes and existing common shares of the Company (“Existing Common Shares”) will be canceled, and the reorganized Company will issue (i) new common shares (the “New Common Shares”), (ii) three year warrants (the

“Warrants”) entitling their holders upon exercise thereof, on a pro rata basis, to 7.5% of the total outstanding New Common Shares at a per share price of $71.23 per Warrant, and (iii) rights (the “Subscription Rights”) to acquire the New Common Shares offered in connection with the Rights Offering (“Rights Offering Equity”), each of which will be distributed as set forth below;

•
The RBL Credit Facility Secured Claims (as defined in the Plan) are allowed claims for all purposes under the Plan. Each holder of an Allowed RBL Credit Facility Secured Claim shall be entitled to receive, in full and final satisfaction of its allowed RBL Credit Facility Secured Claim, (a) payment in full in cash of such claim and (b) such holder’s ratable share of participation in the Exit RBL Facility (as defined in the Plan);

•
Holders of allowed general unsecured claims against Bonanza Creek Energy, Inc. shall be entitled to receive their ratable share of: (a) 29.4% of the New Common Shares, subject to dilution by the Rights Offering Equity, the Management Incentive Plan (as defined in the Plan) (“MIP”) and the Warrants and (b) 37.8% of the Subscription Rights;

•
Holders of allowed general unsecured claims against Bonanza Creek Energy Operating Company, LLC, shall receive their ratable share of 17.6% of the New Common Shares subject to dilution by the Rights Offering Equity, the Management Incentive Plan and the Warrants.

•
Holders of allowed general unsecured claims against Debtors other than Bonanza Creek Energy, Inc. and Bonanza Creek Operating Company, LLC, shall receive their ratable share of: (a) 48.5% of the New Common Shares, subject to dilution by the Rights Offering Equity, the Management Incentive Plan and the Warrants and (b) 62.2% of the Subscription Rights;

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

The Senior Notes aggregate principal amount of $800 million, plus $14.9 million of accrued and unpaid pre-petition interest and $51.2 million of prepayment premiums, all shown as liabilities subject to compromise on the accompanying balance sheets, will be settled for 96.1% of the of the Company's New Common Stock.
In accordance with the Plan, on the Effective Date, we issued an aggregate of 19,543,211 or 96.1% shares of New Common Stock to holders of the Senior Notes and 803,083 or 3.9% shares of New Common Stock to holders of our Existing Common Stock, of which 1.75% is for the ad hoc equity committee settlement in exchange for $7.5 million, on terms equivalent to those of the Rights Offering Equity.
The MIP is comprised of 10% of the Company's New Common Stock on a fully-diluted basis. Approximately 37% of the MIP was allocated to employees upon emergence. This emergence grant consisted of (i) 50% in the form of options with a 10-year term and strike price of $34.36 and (ii) 50% in the form of restricted stock units; and in each case shall vest one-third on each of the first three anniversaries of the Effective Date. The remaining 63% of the MIP will be allocated to employees at the sole discretion of the new board of directors.

The Company's backstop commitment agreement called for each backstop party to backstop the Rights Offering Shares of the New Common Stock of the reorganized company upon emergence from Chapter 11 for an aggregate purchase price of $200.0 million. In exchange for providing the backstop commitments, the Company has agreed to pay the backstop parties, a fee in an amount equal to six percent of the aggregate amount of the backstop commitments payable in New Common Shares issued at the same price as the Rights Offering Equity, and to reimburse the administrative expenses incurred by the backstop parties in connection with the backstop commitment agreement. The backstop commitment was confirmed as part of the Plan and cash transferred on the Effective Date.
New Directors
In accordance with the Plan, the post-emergence Company's board of directors is made up of seven individuals, two of which are existing board members, Richard J. Carty and Jeffrey E. Wojahn, and five new board members consisting of Paul Keglevic, Brian Steck, Thomas B. Tyree, Jr., Jack E. Vaughn, and Scott D. Vogel.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Company and the Chapter 11 Subsidiaries may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of certain other conditions. The Company rejected one unexpired office lease and is currently in negotiations for a replacement office lease with the same Company. There was no claim filed against the Company for the rejected lease, as such, there was no accrual recorded.
As confirmed in the Plan, the Company entered into a termination and release of the purchase agreement with Silo Energy, LLC (“Silo”) and terminated the prior purchase agreement with NGL Crude Logistics, LLC (“NGL”) and entered into a new purchase agreement with NGL. Please refer to Note 6 - Commitments and Contingencies for additional discussion. The remaining portion of the Silo settlement was accrued for as of December 31, 2016, and was reclassified to liabilities subject to compromise on the the accompanying balance sheets as of March 31, 2017. The new NGL agreement does not have a settlement payment, as such, there is no liability to be accrued.
Liabilities Subject To Compromise
Our financial statements include amounts classified as liabilities subject to compromise, which is pre-petition obligations that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. The Company had an all trade motion, allowing us to freely pay pre-petition liabilities and the one contract that was rejected had no associated claim filed.
The following table summarizes the components of liabilities subject to compromise included on our balance sheets as of March 31, 2017:

As of March 31, 2017
(in thousands)
Senior Notes	$800,000
Accrued interest on Senior Notes (pre-petition)	14,879
Make-whole payment on Senior Notes	51,185
Silo contract settlement accrual	7,228
Total liabilities subject to compromise	$873,292
Reorganization Items, Net
Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the Chapter 11 filing. The following table summarizes the components included in the reorganization items, net line item within the statements of operations for the three months ended March 31, 2017:

For the Three Months Ended
March 31, 2017
(in thousands)
Legal and professional fees and expenses(1)	$31,662
Write-off of debt issuance and premium costs(2)	6,156
Make-whole payment on Senior Notes(2)	51,185
Total reorganization items, net	$89,003
___________________________________________
(1) This balance is comprised of $2.5 million in cash payments with the remaining balance being accrued for in the accounts payable and accrued expenses line item in the accompanying balance sheets.
(2) This balance is non-cash.

Subsequent Event
In connection with the emergence from the Chapter 11 cases, we have determined that we will qualify for fresh-start accounting because (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company's outstanding shares following its emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Upon adoption of fresh-start accounting, our assets and liabilities will be recorded at their fair value as of the Effective Date. The fair values of our assets and liabilities as of that date may differ materially from the recorded values of our assets and liabilities as reflected in our historical consolidated financial statements. In addition, our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting dates, as we will have a new basis in our assets and liabilities. Consequently, our historical financial statements are not reliable indicators of our financial condition and results of operations for any period after we adopt fresh-start accounting. We are in the process of evaluating the impact of the fresh-start accounting on our consolidated financial statements.
We cannot currently estimate the financial effect of the Company’s emergence from bankruptcy on our financial statements, although we expect to record material adjustments related to our Plan and also for the application of fresh-start accounting guidance upon emergence.
Subsequent to March 31, 2017, as a result of our emergence from Chapter 11, the Company paid $31.7 million in professional fees. In addition, as outlined in the Plan, the Company paid $191.7 million in principal and $2.1 million in accrued interest and fees on its existing revolving credit facility.
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses contain the following:

	As of March 31,	As of December 31,
	2017	2016
	(in thousands)
Drilling and completion costs	$6,819	$2,415
Accounts payable trade	2,708	1,140
Accrued general and administrative cost(1)	34,103	17,539
Lease operating expense	2,802	2,895
Accrued interest (2)	40	14,209
Silo contract settlement accrual(3)	—	7,228
Production and ad valorem taxes and other	24,639	15,902
Total accounts payable and accrued expenses	$71,111	$61,328
________________________________
(1) Includes $29.2 million of legal and professional fees related to the Company's restructuring.
(2) Pre-petition accrued interest on the Senior Notes in the amount of $14.9 million was reclassified to liabilities subject to compromise.
(3) The silo contract settlement accrual of $7.2 million was reclassified to liabilities subject to compromise.

NOTE 5 - LONG-TERM DEBT
The Chapter 11 filing of the Company and the Chapter 11 Subsidiaries constituted an event of default with respect to our existing debt obligations. As a result, the Company's Senior Notes and revolving credit facility became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 filing. On April 28, 2017, upon the Company's emergence from bankruptcy, the Senior Notes were exchanged for 96.1% of the New Common Stock of the reorganized entity. Please refer to Note 3 - Chapter 11 Proceedings for additional discussion.

Long-term debt consisted of the following:

	As of March 31,	As of December 31,
	March 31, 2017(2)	December 31, 2016(1)
	(in thousands)
Revolving credit facility	$191,667	$191,667
6.75% Senior Notes due 2021	500,000	500,000
Unamortized premium on 6.75% Senior Notes	—	5,165
5.75% Senior Notes due 2023	300,000	300,000
Less debt issuance costs - Senior Notes	—	(11,467)
Total debt, net	991,667	985,365
Less current portion	(191,667)	(985,365)
Liabilities subject to compromise	(800,000)	—
Total long-term debt	$—	$—
_____________________________________
(1) Due to covenant violations, the Company classified the revolving credit facility and Senior Notes as current liabilities on the accompanying balance sheets.
(2) Due to filing Chapter 11, the Company classified the revolving credit facility as a current liability and its Senior Notes as liabilities subject to compromise on the accompanying balance sheets.

Credit Facility

The revolving credit facility, dated March 29, 2011, as amended, with a syndication of banks, provides for a total credit facility size of $1.0 billion. The revolving credit facility provides for interest rates plus an applicable margin to be determined based on LIBOR or a base rate, at the Company’s election. LIBOR borrowings bear interest at LIBOR plus 1.50% to 2.50% depending on the utilization level, and the base rate borrowings bear interest at the “Bank Prime Rate,” as defined in the revolving credit facility, plus 0.50% to 1.50%. The applicable lenders under the revolving credit facility deemed the Company in default due to a covenant violation on November 14, 2016 causing the then outstanding balance under the revolving credit facility to bear interest at the Bank Prime Rate plus the applicable utilization margin and 2% penalty fee. During the bankruptcy proceedings the Company paid interest on the revolving credit facility in the normal course.

The borrowing base on the revolving credit facility upon entering bankruptcy and throughout the bankruptcy proceedings was $150.0 million. As of March 31, 2017, the Company had $191.7 million outstanding under the revolving credit facility and had a borrowing base deficiency of $41.7 million to be paid back in monthly installments, with no available borrowing capacity. The Company filed for bankruptcy on January 4, 2017, granting the Company a stay from making any further deficiency payments. As of the Effective Date, all principal and accrued interest and fees on the revolving credit facility was paid in full.

The revolving credit facility restricts, among other items, certain dividend payments, additional indebtedness, asset sales, loans, investments and mergers. The revolving credit facility also contains certain financial covenants, which require the maintenance of certain financial and leverage ratios, as defined by the revolving credit facility. The revolving credit facility contains a ratio of maximum senior secured debt to trailing twelve-month EBITDAX (defined as earnings before interest expense, income tax expense, depreciation, depletion and amortization expense, and exploration expense and other non-cash charges) that must not exceed 2.50 to 1.00 and a minimum interest coverage ratio that must exceed 2.50 to 1.00. The maximum senior secured debt ratio is calculated by dividing borrowings under the revolving credit facility, balances drawn under letters of credit, and any outstanding second lien debt divided by trailing twelve-month EBITDAX. The minimum interest coverage ratio is calculated by dividing trailing twelve-month EBITDAX by trailing twelve-month interest expense. The revolving credit facility also contains a minimum current ratio covenant of 1.00 to 1.00. The revolving credit facility agreement states that the current ratio is to exclude the current portion of long-term debt, as such the classification of the Company's long-term debt to current liabilities did not impact the current ratio. The Company is no longer in compliance with its minimum interest coverage or maximum debt ratio requirements thus allowing the applicable lenders to give notice of acceleration as a result of this non-compliance. The Company had not received a notice of acceleration prior to filing for Chapter 11.

New Revolving Credit Facility

On the Effective Date, April 28, 2017, the existing revolving credit facility was terminated and paid in full, and the Company entered into a new revolving credit facility, as the borrower, with KeyBank National Association, as the administrative agent, and certain lenders party thereto. The new borrowing base of $191.7 million is redetermined semiannually, as early as April and October of each year, with the first redetermination set to occur in April of 2018. The new revolving credit facility matures on March 31, 2021.

The new revolving credit facility restricts, among other items, certain dividend payments, additional indebtedness, asset sales, loans, investments and mergers. The new revolving credit facility also contains certain financial covenants, which require the maintenance of certain financial and leverage ratios, as defined by the revolving credit facility. The new credit facility states that beginning with the fiscal quarter ending September 30, 2017, and each following fiscal quarter through the maturity of the new revolving credit facility, the Company's leverage ratio of indebtedness to EBITDAX is not to exceed 3.50 to 1.00. Beginning also with the fiscal quarter ending September 30, 2017, and each following fiscal quarter, the Company must maintain a minimum current ratio of 1.00 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00 as of the end of the respective fiscal quarter. The new revolving credit facility also requires the Company maintain a minimum asset coverage ratio of 1.35 to 1.00 as of the fiscal quarters ending September 30, 2017 and December 31, 2017. The minimum asset coverage ratio is only applicable until the first redetermination in April of 2018.

 The new revolving credit facility provides for interest rates plus an applicable margin to be determined based on LIBOR or a base rate, at the Company’s election. LIBOR borrowings bear interest at LIBOR, subject to a 0% LIBOR floor, plus a margin of 3.00% to 4.00% depending on the utilization level, and the base rate borrowings bear interest at the “Bank Prime Rate,” as defined in the new revolving credit facility, plus a margin of 2.00% to 3.00% depending on utilization level.

Senior Unsecured Notes

The $500.0 million aggregate principal amount of 6.75% Senior Notes that mature on April 15, 2021 and the $300.0 million aggregate principal amount of 5.75% Senior Notes that mature on February 1, 2023 are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and future unsecured senior debt, and are senior in right of payment to any future subordinated debt. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by our existing and future domestic subsidiaries that guarantee our borrowers under our revolving credit facility. The Company is subject to certain covenants under the respective indentures governing the Senior Notes that limit the Company’s ability to incur additional indebtedness, issue preferred stock, and make restricted payments, including certain dividends. For the three months ended March 31, 2017 the aggregate principal and accrued pre-petition interest on the Senior Notes was classified under liabilities subject to compromise in the accompanying balance sheet.

On the Effective Date, the obligations of the Company and the Chapter 11 Subsidiaries with respect to the Senior Notes were canceled. The Company suspended accruing interest on its Senior Notes upon the conversion date, January 6, 2017. For that period, contractual interest on the Senior Notes totaled $12.0 million.

Please refer to Note 3 - Chapter 11 Proceedings for additional discussion about the Company's bankruptcy proceedings.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various commercial and regulatory claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. In accordance with accounting authoritative guidance, an accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the most likely anticipated outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. Other than matters disclosed in the Company's 2016 Annual Report on Form 10-K, no claims have been made, nor is the Company aware of any material uninsured liability which the Company may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations. As of the filing date of this report, there were no material pending or overtly threatened legal actions against the Company of which it is aware.

Commitments

Upon emergence from bankruptcy, the new purchase agreement to deliver fixed determinable quantities of crude oil with NGL, became effective and the original purchase agreement with NGL was canceled. The terms of the new agreement consists of defined volume commitments over an initial seven-year term. Under terms of the agreement, the Company will be required to make periodic deficiency payments for any shortfalls in delivering minimum volume commitments, which are set in six-month periods beginning in January 2018. There are no minimum volume commitments for the year ending December 31, 2017. During 2018, the average minimum volume commitment will be approximately 10,100 barrels per day and increase thereafter, to a maximum of approximately 16,000 barrels per day. The aggregate financial commitment fee over the seven year term, based on the minimum volume commitment schedule (as defined in the agreement) and the minimum differential fee, is $154.5 million as of March 31, 2017. Upon notifying NGL at least twelve months prior to the expiration date of the agreement, the Company may elect to extend the term of the agreement for up to three additional years.
In October 2014, the Company entered into a purchase agreement to deliver fixed determinable quantities of crude oil with Silo. This agreement went into effect during the second quarter of 2015 for 12,580 barrels per day over an initial five-year term. While the volume commitment may be met with Company volumes or third-party volumes, delegated by the Company, the Company will be required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments. As confirmed in the Plan, the Company terminated its purchase agreement with Silo on February 1, 2017, and entered into a settlement agreement pursuant to which Silo received a $21.0 million cash payment. The settlement allowed Silo (i) to retain the $5.0 million adequate assurance deposit it currently maintains, (ii) to retain the Company's $8.7 million crude oil revenue receivable due to the Company for December 2016 production, and (iii) to receive an additional cash payment of $7.2 million on the Effective Date and is part of the liabilities subject to compromise line item in the accompanying balance sheets. The $21.0 million settlement expense was reflected in the Company's 2016 Form 10-K.
The annual minimum commitment payments on the NGL purchase agreement for the next five years as if March 31, 2017 are presented below:

Commitments
(in thousands)
2017	$—
2018	15,692
2019	22,176
2020	27,949
2021	28,791
2022 and thereafter	59,933
Total	$154,541

_______________________________
(1) The above calculation is based on the minimum volume commitment schedule (as defined in the agreement) and minimum differential fee.
There are no purchase commitments post emergence, except for the NGL agreement, as discussed above.
There have been no other material changes from the commitments disclosed in the notes to the Company’s consolidated financial statements included in the 2016 Form 10-K.
NOTE 7 - STOCK-BASED COMPENSATION
Restricted Stock under the Long Term Incentive Plan

The Company grants shares of restricted stock to directors, eligible employees and officers under its Long Term Incentive Plan, as amended and restated (“LTIP”). Each share of restricted stock represents one share of the Company’s common stock to be released from restriction upon completion of the vesting period. The awards typically vest in one-third increments over 3 years. Each share of restricted stock is entitled to a non-forfeitable dividend, if the Company were to declare one, and has the same voting rights as a share of the Company’s common stock. Shares of restricted stock are valued at the closing price of the Company’s common stock on the grant date and are recognized as general and administrative expense over the vesting period of the award.

Total expense recorded for restricted stock for the three month periods ended March 31, 2017 and 2016 was $1.0 million and $2.3 million, respectively. As of March 31, 2017, there was $2.6 million of total unrecognized compensation cost related to unvested restricted stock to be amortized through 2018. Upon emergence from bankruptcy, these unvested awards were canceled.

A summary of the status and activity of non-vested restricted stock for the three months ended March 31, 2017 is presented below.

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	368,887	$19.45
Granted	—	$—
Vested	(107,499)	$32.00
Forfeited	(4,365)	$30.01
Non-vested at end of quarter	257,023	$14.02

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

Total expense recorded for PSUs for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.7 million, respectively. As of March 31, 2017, there was $0.8 million of total unrecognized compensation expense related to unvested PSUs to be amortized through 2017. Upon emergence from bankruptcy, these unvested PSUs were canceled.

A summary of the status and activity of PSUs for the three months ended March 31, 2017 is presented below.

	PSU	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year (1)	21,538	$33.31
Granted(1)	—	$—
Vested(1)	—	$—
Forfeited(1)	—	$—
Non-vested at end of quarter(1)	21,538	$33.31
____________________________

(1)
The number of awards assumes that the associated performance condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.

Long Term Incentive Plan Units
The Company grants LTIP units (“Units”) that will settle in shares of the Company's common stock upon vesting. The Units vest in one-third increments over three years. The Units contain a share price cap of $26 that incrementally decreases the number of shares of the Company's common stock that will be released upon vesting if the Company's common stock were to exceed the share price cap.
Total expense recorded for the Units for the three months ended March 31, 2017 was $0.4 million. As of March 31, 2017, there was $1.2 million of total unrecognized compensation expense related to unvested Units to be amortized through 2019. Upon emergence from bankruptcy, these unvested Units were canceled.
A summary of the status and activity of non-vested Units for the three months ended March 31, 2017 is presented below.

	LTIP Units	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	2,443,402	$0.99
Granted	—	$—
Vested	(724,700)	$0.98
Forfeited	(116,128)	$0.98
Non-vested at end of quarter	1,602,574	$0.99
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

The Company did not have any financial or non-financial assets and liabilities recorded at fair value as of March 31, 2017.
 The following table presents the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and their classification within the fair value hierarchy:

	As of December 31, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Unproved properties(1)	$—	$—	$162,682
Asset retirement obligations(2)	$—	$—	$3,145
____________________________

(1)
This represents non-financial assets that are measured at fair value on a nonrecurring basis due to impairments. This is the fair value of the asset base that was subjected to impairment and does not reflect the entire asset balance as presented on the accompanying balance sheets. Please refer to the Unproved Oil and Gas Properties sections below for additional discussion.

(2)
This represents the revision to estimates of the asset retirement obligation, which is a non-financial liability that is measured at fair value on a nonrecurring basis. Please refer to the Asset Retirement Obligation section below for additional discussion.

Proved Oil and Gas Properties
Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. Depending on the availability of data, the Company uses Level 3 inputs and either the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management, or the market valuation approach. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium and nonperformance risk. The price forecast is based on the Company's internal budgeting model derived from the NYMEX strip pricing, adjusted for management estimates and basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved property impairments during the three months ended March 31, 2017. The Company impaired its oil and gas properties in the Mid-Continent region which had a carrying value of $110.0 million to its fair value of $100.0 million and recognized an impairment of $10.0 million for the year ended December 31, 2016.
Unproved Oil and Gas Properties

Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. To measure the fair value of unproved properties, the Company uses Level 3 inputs and the income valuation technique, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, remaining lease life and estimated reserve values. There were no unproved oil and gas property impairments during the three months ended March 31, 2017. The Company impaired non-core acreage in the Wattenberg Field due to leases expiring, which had a carrying value of $187.4 million to their fair value of $162.7 million and recognized an impairment of unproved properties for the year ended December 31, 2016 of $24.7 million.

Asset Retirement Obligation

The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value as of March 31, 2017. The Company had $3.1 million of asset retirement obligations recorded at fair value as of December 31, 2016.

Long-term Debt

As of March 31, 2017, the Company had $500.0 million of outstanding 6.75% Senior Notes and $300.0 million of outstanding 5.75% Senior Notes. The 6.75% Senior Notes are recorded at cost, plus the unamortized premium net of deferred financing costs, on the accompanying balance sheets at $500.0 million and $498.4 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of the 6.75% Senior Notes as of March 31, 2017 and December 31, 2016 was $402.5 million and $371.9 million, respectively. The 5.75% Senior Notes are recorded at cost net of deferred financing costs, on the accompanying balance sheets at $300.0 million and $295.3 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of the 5.75% Senior Notes as of March 31, 2017 and December 31, 2016 was $241.3 million and $222.0 million, respectively. The Senior Notes are measured using Level 1 inputs based on a secondary market trading price. The Company’s revolving credit facility approximates fair value as the applicable interest rates are floating. The outstanding balance under the revolving credit facility as of March 31, 2017 and December 31, 2016 was $191.7 million.

NOTE 9 - DERIVATIVES

Due to the Company being in default on its revolving credit facility, all of the Company's derivative contracts were terminated during the fourth quarter of 2016.

The following table summarizes the components of the derivative loss presented on the accompanying statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Derivative cash settlement gain:
Oil contracts	$—	$7,508
Gas contracts	—	—
Total derivative cash settlement gain(1)	$—	$7,508

Change in fair value loss	$—	$(8,515)

Total derivative loss(1)	$—	$(1,007)
_______________________________

(1)
Total derivative loss and the derivative cash settlement gain for the three months ended March 31, 2016 is reported in the derivative loss line item and derivative cash settlements line item on the accompanying statements of cash flows within the net cash provided by operating activities.

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

The Company issues PSUs, which represent the right to receive, upon settlement of the PSUs, a number of shares of the Company’s common stock that range from zero to two times the number of PSUs granted on the award date. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the measurement period applicable to such PSUs. Please refer to Note 7 - Stock-Based Compensation for additional discussion.

The following table sets forth the calculation of loss per basic and diluted shares for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net loss	$(94,276)	$(47,237)
Less: undistributed loss to unvested restricted stock	—	—
Undistributed loss to common shareholders	(94,276)	(47,237)
Basic net loss per common share	$(1.91)	$(0.96)
Diluted net loss per common share	$(1.91)	$(0.96)

Weighted-average shares outstanding - basic	49,452	49,131
Add: dilutive effect of contingent PSUs	—	—
Weighted-average shares outstanding - diluted	49,452	49,131
The Company was in a net loss position for the three months ended March 31, 2017 and 2016, which made any potentially dilutive shares anti-dilutive. There were 278,714 dilutive shares that were anti-dilutive for the three months ended March 31, 2017 and no dilutive shares for the three months ended March 31, 2016. The participating shareholders are not contractually obligated to share in the losses of the Company, and therefore, the entire net loss is allocated to the outstanding common shareholders.
NOTE 11 - INCOME TAXES
The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. During the three month periods ended March 31, 2017 and 2016, the effective tax rate was zero percent. As of December 31, 2015, and thereafter, a full valuation allowance was placed against the net deferred tax assets causing the Company’s current rate to differ from the U.S. statutory income tax rate.
As of March 31, 2017, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2017.
As described in Note 3 - Chapter 11 Proceedings above, elements of the Plan include that our Senior Notes will be exchanged for New Common Stock. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Service Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. Upon emergence from Chapter 11 bankruptcy proceedings, the CODI may reduce some or all of the amount of prior tax attributes, which can include net operating losses, capital losses, alternative minimum tax credits and tax basis in assets. The actual reduction in tax attributes does not occur until January 1, 2018.
The IRC provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against any future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings may result in a change in ownership for purposes of the IRC. However, the IRC provides alternatives for taxpayers in Chapter 11 bankruptcy proceedings that may or may not result in an annual limitation. We are in the process of determining which alternatives are most beneficial to us.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

Executive Summary

We are a Denver-based exploration and production company focused on the extraction of oil and associated liquids-rich natural gas in the United States. Our oil and liquids-weighted assets are concentrated primarily in the Wattenberg Field in Colorado and the Dorcheat Macedonia Field in southern Arkansas. We went public in December of 2011 and our shares of common stock are listed for trading on the NYSE under the symbol “BCEI.”
Bankruptcy Proceedings under Chapter 11
On December 23, 2016, Bonanza Creek Energy, Inc. and its subsidiaries entered into a Restructuring Support Agreement with (i) holders of approximately 51% in aggregate principal amount of the Company's 5.75% Senior Notes due 2023 and 6.75% Senior Notes due 2021, collectively and (ii) NGL Energy Partners, LP and NGL Crude Logistics, LLC.
On January 4, 2017, the Company and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware to pursue the Debtors’ Joint Prepackaged Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court granted the Debtors' motion seeking to administer all of the Debtors' Chapter 11 Cases jointly under the caption In re Bonanza Creek Energy, Inc., et al (Case No. 17-10015). The Debtors received bankruptcy court confirmation of their Plan on April 7, 2017, and emerged from bankruptcy on April 28, 2017, the Effective Date. For a further description of these matters, see Note 3 - Chapter 11 Proceedings.
Financial and Operating Results
Our financial and operational results include:

•
Total liquidity of $50.2 million as of March 31, 2017, consisting of, quarter-end cash balance net of the borrowing base deficiency under our revolving credit facility, as compared with $218.6 million, consisting of, quarter-end cash balance plus funds available under our revolving credit facility at March 31, 2016. Please refer to Liquidity and Capital Resources below for additional discussion;

•
Cash flows provided by operating activities of $15.7 million as of March 31, 2017, as compared with $26.5 million for the comparable period. Please refer to Liquidity and Capital Resources below for additional discussion;

•	General and administrative expense in aggregate and on a per Boe basis was down 32% and 4%, respectively, from the first quarter of 2016 due mainly to a reduction in the workforce;

•	Capital expenditures of $9.1 million, as compared with $20.7 million for the first quarter of 2016;

•	Net loss of $94.3 million, as compared to a net loss of $47.2 million for the first quarter 2016;

•
Decrease in sales volumes of 29% to 1,580.0 MBoe in the first quarter of 2017 from 2,213.1 MBoe in the first quarter of 2016, with oil and NGL production representing approximately 74% of total sales volumes in the first quarter of 2017.

Outlook for 2017
     On April 28, 2017, the Company emerged from its Chapter 11 bankruptcy proceeding. As a part of the restructuring, the Company received $207.5 million in new capital from a rights offering pursuant to a settlement agreement with certain equity holders. The new capital provided liquidity for the Company to resume its drilling and completion activities. The Company plans to commence drilling operations in June 2017. The Company also plans to begin completing four previously drilled, but uncompleted wells later this month. Upon approval of the 2017 capital program by the new Board of Directors, the Company will provide guidance for the remainder of 2017 and communicate additional details around its longer term development and strategy.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Three Months Ended March 31,
				Percent
	2017	2016	Change	Change
	(In thousands, except percentages)
Revenues:
Crude oil sales(3)	$39,933	$34,673	$5,260	15%
Natural gas sales(4)	6,841	4,614	2,227	48%
Natural gas liquids sales	5,785	4,887	898	18%
Product revenue	$52,559	$44,174	$8,385	19%

Sales Volumes:
Crude oil (MBbls)	821.8	1,283.3	(461.5)	(36)%
Natural gas (MMcf)	2,508.1	3,320.6	(812.5)	(24)%
Natural gas liquids (MBbls)	340.2	376.4	(36.2)	(10)%
Crude oil equivalent (MBoe)(1)	1,580.0	2,213.1	(633.1)	(29)%

Average Sales Prices (before derivatives)(2):
Crude oil (per Bbl)	$48.59	$27.02	$21.57	80%
Natural gas (per Mcf)	$2.73	$1.39	$1.34	96%
Natural gas liquids (per Bbl)	$17.01	$12.98	$4.03	31%
Crude oil equivalent (per Boe)(1)	$33.26	$19.96	$13.30	67%

Average Sales Prices (after derivatives)(2):
Crude oil (per Bbl)	$48.59	$32.87	$15.72	48%
Natural gas (per Mcf)	$2.73	$1.39	$1.34	96%
Natural gas liquids (per Bbl)	$17.01	$12.98	$4.03	31%
Crude oil equivalent (per Boe)(1)	$33.26	$23.35	$9.91	42%
_____________________________

(1)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(2)
The derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended March 31, 2016, the derivative cash settlement gain for oil contracts was $7.5 million. Please refer to Note 9 - Derivatives of Part I, Item 1 of this report for additional disclosures.

(3)
Crude oil sales includes $0.1 million and $0.2 million, respectively, of oil transportation revenues from third parties, which do not have associated sales volumes, for the quarters ended March 31, 2017 and 2016.

(4)
Natural gas sales includes $0.3 million and $0.4 million, respectively, of gas gathering revenues from third parties, which do not have associated sales volumes, for the quarters ended March 31, 2017 and 2016.

Revenues increased by 19%, to $52.6 million, for the three months ended March 31, 2017 compared to $44.2 million for the three months ended March 31, 2016 largely due to a 67% increase in oil equivalent pricing, offset by a 29% decrease in sales volumes. The decreased volumes are a direct result of less capital spent for drilling and completion during the last three quarters of 2016 and the first quarter of 2017. During the period from March 31, 2016 through March 31, 2017, we drilled and completed one well and participated in drilling eight and completing three gross wells in the Rocky Mountain region and drilled and completed no wells in the Mid-Continent region, as compared to the period from March 31, 2015 through March 31, 2016, where we drilled 63 and completed 80 gross wells in the Rocky Mountain region and drilled 15 and completed 16 gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended March 31,
				Percent
	2017	2016	Change	Change
	(In thousands, except percentages)
Expenses:
Lease operating expense	$9,925	$13,298	$(3,373)	(25)%
Gas plant and midstream operating expense	2,705	3,789	(1,084)	(29)%
Severance and ad valorem taxes	4,319	3,154	1,165	37%
Exploration	3,407	266	3,141	1,181%
Depreciation, depletion and amortization	21,212	26,379	(5,167)	(20)%
Impairment of oil and gas properties	—	10,000	(10,000)	(100)%
Abandonment and impairment of unproved properties	—	6,906	(6,906)	(100)%
Unused commitments	993	—	993	100%
General and administrative	12,094	17,685	(5,591)	(32)%
Operating Expenses	$54,655	$81,477	$(26,822)	(33)%

Selected Costs ($ per Boe):
Lease operating expense	$6.28	$6.01	$0.27	4%
Gas plant and midstream operating expense	1.71	1.71	—	—%
Severance and ad valorem taxes	2.73	1.43	1.30	91%
Exploration	2.16	0.12	2.04	1,700%
Depreciation, depletion and amortization	13.43	11.92	1.51	13%
Impairment of oil and gas properties	—	4.52	(4.52)	(100)%
Abandonment and impairment of unproved properties	—	3.12	(3.12)	(100)%
Unused commitments	0.63	—	0.63	100%
General and administrative	7.65	7.99	(0.34)	(4)%
Operating Expenses	$34.59	$36.82	$(2.23)	(6)%

Lease operating expense.  Our lease operating expense decreased $3.4 million, or 25%, to $9.9 million for the three months ended March 31, 2017 from $13.3 million for the three months ended March 31, 2016 and increased on an equivalent basis from $6.01 per Boe to $6.28 per Boe. The Company eliminated significant amounts of compression and reduced well services activities, resulting in decreased compression costs of $1.9 million and well servicing costs of $1.8 million during the three months ended March 31, 2017 when compared to the same period in 2016.

Gas plant and midstream operating expense.  Our gas plant and midstream operating expense decreased $1.1 million, or 29%, to $2.7 million for the three months ended March 31, 2017 from $3.8 million for the three months ended March 31, 2016. Gas plant and midstream operating expense per Boe was commensurate during the comparative periods.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 37% to $4.3 million for the three months ended March 31, 2017 from $3.2 million for the three months ended March 31, 2016. Severance and ad valorem taxes primarily correlate to revenue. Revenues increased by 19% for the three months ended March 31, 2017 when compared to the same period in 2016 causing the severance and ad valorem taxes to increase.

Exploration.  Our exploration expense increased $3.1 million to $3.4 million during the three months ended March 31, 2017 when compared to the same period in 2016. During the three months ended March 31, 2017, we expensed $0.7 million for seismic data within our Wattenberg Field and wrote off $2.7 million for abandoned location costs within our Dorcheat Macedonia and Wattenberg Fields. During the three months ended March 31, 2016, we incurred $0.2 million of charges for exploratory wells which we were unable to assign economic proved reserves.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense decreased $5.2 million, or 20%, to $21.2 million for the three months ended March 31, 2017 from $26.4 million for the three months ended March 31, 2016 and increased on an equivalent basis from $11.92 per Boe to $13.43 per Boe. The decrease in the first quarter of 2017 is primarily due to a 16% decrease in the proved property depletable base when compared to the same period in 2016.

Impairment of oil and gas properties. Our impairment of proved properties decreased 100% for the three months ended March 31, 2017 when compared to the same period in 2016. There were no proved property impairments for the three months ended March 31, 2017. The Company impaired its Dorcheat Macedonia Field to the latest received bid price, while the assets were held for sale, during the three months ended March 31, 2016.
Abandonment and impairment of unproved properties.  Our abandonment and impairment of unproved properties decreased 100% for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. There were no abandonment and impairments of unproved properties during the three months ended March 31, 2017. The Company incurred $6.9 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the three months ended March 31, 2016.
Unused commitments. Our unused commitments increased 100% for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we incurred $1.0 million in unused commitment fees on our water contract. During the three months ended March 31, 2016, we did not incur any fees of this nature.

General and administrative. Our general and administrative expense decreased 32%, to $12.1 million for the three months ended March 31, 2017 from $17.7 million for the comparable period in 2016 and decreased on an equivalent basis to $7.65 per Boe from $7.99 per Boe. The decrease in general and administrative expense during the first quarter of 2017 when compared to the same period in 2016 was due to a decrease in salaries and benefits of $2.4 million and a decrease in stock-based compensation of $1.2 million due to reductions in the workforce. The Company made severance payments of $2.2 million during the three months ended March 31, 2016 and none during the three months ended March 31, 2017.

Interest expense.  Our interest expense for the three months ended March 31, 2017 decreased 69%, to $4.6 million compared to $14.5 million for the three months ended March 31, 2016. Upon petition for Chapter 11, the Company ceased accruing interest expense on its Senior Notes. Interest expense, including the amortization of the premium and financing costs on the Senior Notes was $0.7 million and $13.0 million for the three month period ended March 31, 2017 and 2016, respectively. Average debt outstanding for the three months ended March 31, 2017 was $991.7 million as compared to $950.2 million for the comparable period in 2016.

Reorganization items, net. Our reorganization expense increased 100% to $89.0 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. Upon petition for Chapter 11, the Company incurred a $51.2 million make-whole payment on the Senior Notes, incurred $31.7 million in legal and professional fees and wrote-off $6.2 million of debt issuance and premium costs on the Senior Notes.

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

As of March 31, 2017, our liquidity was $50.2 million, which was comprised of our available cash on hand of $91.9 million reduced by our borrowing base deficiency of $41.7 million. As of the date of filing, our liquidity was $237.4 million, which was comprised of our available cash on hand of $45.7 million and available borrowing capacity of $191.7 million.
On April 7, 2017, the Company's Plan was confirmed by the Bankruptcy Court and the Plan became effective on April 28, 2017. Upon emergence from bankruptcy, (i) we executed a new revolving credit facility with an initial borrowing base of $191.7 million with a March 31, 2021 maturity date and (ii) issued New Common Stock as part of the $200.0 million Rights Offering and the $7.5 million transaction with the ad hoc equity committee. The Company plans to commence drilling operations in June 2017. The Company also plans to begin completing four previously drilled, but uncompleted wells during May 2017.
As of March 31, 2017, our borrowing base was $150.0 million, of which we had $191.7 million outstanding on our revolving credit facility, and no available borrowing capacity. Please refer to Note 5 - Long-term Debt in Part I, Item 1 above for additional discussion. Our weighted-average interest rates (excluding amortization of deferred financing costs) on borrowings from our revolving credit facility were 7.29% and 2.34%, respectively, for the three months ended March 31, 2017 and 2016. The Company did not incur any commitment fees for the three months ended March 31, 2017 and $0.4 million for the three months ended March 31, 2016. We anticipate our weighted-average interest rate will decrease on a go forward basis due to any potential borrowings under our new revolving credit facility being at Bank Prime Rate or LIBOR, whichever the Company elects, versus being at Bank Prime Rate plus a 2% penalty fee, which it was during the three months ended March 31, 2017.
The following table summarizes our cash flows and other financial measures for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$15,652	$26,531
Net cash used in investing activities	(3,947)	(37,890)
Net cash (used in) provided by financing activities	(335)	208,617
Cash and cash equivalents	91,935	218,599
Acquisition of oil and gas properties	439	532
Exploration and development of oil and gas properties	3,425	34,872
Cash flows provided by operating activities
 During the three month period ended March 31, 2017, we generated $15.7 million of cash provided by operating activities, a decrease of $10.9 million from the comparable period in 2016. The decrease in cash flows from operating activities resulted primarily from a $7.5 million decrease in derivative cash settlements during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. Net cash used in investing activities for the three months ended March 31, 2017 decreased $33.9 million as compared to the same period in 2016. For the three months ended March 31, 2017 and 2016, cash used for the development of oil and natural gas properties was $3.4 million and $34.9 million, respectively.
Cash flows (used in) provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2017 decreased $209.0 million compared to the same period in 2016. The decrease was due to net borrowings on our revolving credit facility decreasing by $209.0 million for the three months ended March 31, 2017, when compared to the same period in 2016.

New Accounting Pronouncements

Please refer to Note 2 — Basis of Presentation under Part I, Item 1 of this report for any recently issued or adopted accounting standards.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2016 Form 10-K.

Effects of Inflation and Pricing

Inflation in the United States increased slightly over the past few years, which did not have a material impact on our results of operations for the periods ended March 31, 2017 and 2016. Although the impact of inflation has been relatively insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations, depletion expense, impairment assessments of oil and gas properties, ARO, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements.

Contractual Obligations

The table below reflects contractual obligations and commitments as of March 31, 2017:

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Contractual Obligation
Delivery commitments(1)	154,541	—	37,868	56,740	59,933
Total	$154,541	$—	$37,868	$56,740	$59,933
_______________________________
(1) The above calculation is based on the minimum volume commitment schedule (as defined in the agreement) and minimum differential fee.

There were no material changes in our contractual obligations and other commitments as disclosed in our 2016 Form 10-K other than the termination and modification of our two purchase agreements, which went into effect upon emergence from bankruptcy. Please refer to Note 6 - Commitments and Contingencies under Part I, Item 1 of this report for additional discussion.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various statements, including those that express belief, expectation or intention, as well as those that are not statements of historic fact, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” “plan,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	the risk factors discussed in Part I, Item 1A of our 2016 Form 10-K;

•	further declines or volatility in the prices we receive for our oil, natural gas liquids and natural gas;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	ability of our customers to meet their obligations to us;

•	our access to capital;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future sales volume rates and associated costs;

•	uncertainties associated with estimates of proved oil and gas reserves;

•	the possibility that the industry may be subject to future local, state, and federal regulatory or legislative actions (including additional taxes and changes in environmental regulation);

•	environmental risks;

•	seasonal weather conditions;

•	lease stipulations;

•	drilling and operating risks, including the risks associated with the employment of horizontal drilling techniques;

•	our ability to acquire adequate supplies of water for drilling and completion operations;

•	availability of oilfield equipment, services and personnel;

•	exploration and development risks;

•	competition in the oil and natural gas industry;

•	management’s ability to execute our plans to meet our goals;

•	our ability to attract and retain key members of our senior management and key technical employees;

•	our ability to maintain effective internal controls;

•	access to adequate gathering systems and pipeline take-away capacity to provide adequate infrastructure for the products of our drilling program;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	costs and other risks associated with perfecting title for mineral rights in some of our properties;

•	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations or pricing.
All forward-looking statements speak only as of the date of this report. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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

Interest Rates
As of March 31, 2017, we had $191.7 million outstanding under our revolving credit facility. Borrowings under our revolving credit facility bear interest at a fluctuating rate that is tied to an adjusted bank base rate or London Interbank Offered Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of the Effective Date, April 28, 2017, all principal and accrued interest related to the revolving credit facility was paid in full.
Counterparty and Customer Credit Risk
We do not currently have any derivative contracts in place. We expect that any future derivative transactions we enter into will be with these or other lenders under our revolving credit facility that will carry an investment grade credit rating. In connection with our future derivatives activity, we have exposure to financial institutions in the form of derivative transactions.
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
A portion of our production may also be interrupted, or shut-in, from time to time for numerous other reasons, including as a result of accidents, field labor issues or strikes, or we might voluntarily curtail production in response to market conditions. If a substantial amount of our production is interrupted at the same time, it could adversely affect our cash flow.
There have not been material changes to the interest rate risk analysis or oil and gas price sensitivity analysis disclosed in our 2016 Form 10-K.

Item 4.    Controls and Procedures.
 Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The Company filed for Chapter 11 on January 4, 2017. The Company's Plan as contemplated within the Bankruptcy Court was confirmed on April 7, 2017, and the Company's Plan became effective on April 28, 2017.

Pursuant to Chapter 11, the filing of the Bankruptcy Petitions automatically stayed most actions against the Company, including actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Company's property.

There have been no other material changes to our legal proceedings factors from those described in our 2016 Form 10-K.

Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our 2016 Form 10-K, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
We recently emerged from bankruptcy, which could adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 bankruptcy proceedings could adversely affect our business and relationships with customers, employees and suppliers. Due to uncertainties, many risks exist, including the following:

•	key suppliers could terminate their relationship or require financial assurances or enhanced performance;

•	the ability to renew existing contracts and compete for new business may be adversely affected;

•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted; and

•
we will have 5 new directors on our board that have no prior experience with the Company or the management team, and as a result go-forward operations plans and strategy may differ materially from past practice.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.
Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh-start accounting.
In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
In addition, upon our emergence from bankruptcy, we will adopt fresh-start accounting. Accordingly, our future financial conditions and results of operations may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our common stock.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.
Upon our emergence from bankruptcy, our old common stock was canceled and we issued New Common Stock. The market price of our New Common Stock could be subject to wide fluctuations in response to, and the level of trading that develops with our New Common Stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the plan of reorganization, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our New Common Stock, the lack of comparable historical financial information due to our adoption of fresh-start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part II, Item 1A of this Report.
The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.
The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.
Upon our emergence from bankruptcy, the composition of our Board of Directors changed significantly.
Pursuant to the Plan, the composition of our Board of Directors changed significantly. Upon emergence, the Board is made up of seven directors, of which five will not have previously served on the Board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended March 31, 2017.

Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended March 31, 2017.

				Maximum
			Total Number of	Number of
	Total		Shares	Shares that May
	Number of	Average Price	Purchased as Part of	Be Purchased
	Shares	Paid per	Publicly Announced	Under Plans or
	Purchased(1)	Share	Plans or Programs	Programs
January 1, 2017 - January 31, 2017	1,297	$1.99	—	—
February 1, 2017 - February 28, 2017	15,016	$2.20	—	—
March 1, 2017 - March 31, 2017	301,202	$1.06	—	—
Total	317,515	$1.12	—	—
____________________________________________________________________________

(1)
Represent shares that employees surrendered back to us that equaled in value the amount of taxes required for payroll tax withholding obligations upon the vesting of restricted stock awards, performance stock units and LTIP Units. These repurchases were not part of a publicly announced plan or program to repurchase shares of our common stock, nor do we have a publicly announced plan or program to repurchase shares of our common stock.

Our revolving credit facility and Senior Notes provide for restrictions on the payment of certain dividends.

Item 3. Defaults Upon Senior Securities.
As previously disclosed, the filing of the voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code constituted an event of default that accelerated the Company’s obligations under the following debt instruments:

•
5.75% Senior Notes due 2023 issued in the aggregate principal amount of $300.0 million pursuant to that certain indenture dated July 18, 2014, by and among the Company, Delaware Trust Company, as trustee (as successor to Wells Fargo Bank, National Association);

•
6.75% Senior Notes due 2021 issued in the aggregate principal amount of $500.0 million pursuant to that certain indenture, dated as of April 9, 2013, by and among the Company, each of the guarantors party thereto, Delaware Trust Company, as trustee (as successor to Wells Fargo Bank, National Association).

As previously disclosed, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. On April 28, 2017, the obligation of the Company and its subsidiaries with respect to these notes were canceled.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1
Restructuring Support and Lock-up Agreement, dated as of February 16, 2017, among the Debtors and RBL Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2017).

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

101†
The following materials from the Bonanza Creek Energy, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†                 Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	May 10, 2017	By:	/s/ Richard J. Carty
Richard J. Carty
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Scott A. Fenoglio
Scott A. Fenoglio
Senior Vice President, Finance & Planning
(principal financial officer)