Form 10-Q
period 2017-06-30
Bonanza Creek Energy, Inc.
filed 2017-08-09
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2017, the registrant had 20,429,691 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	Successor	Predecessor
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,212	$80,565
Accounts receivable:
Oil and gas sales	18,410	14,479
Joint interest and other	3,073	6,784
Prepaid expenses and other	4,682	5,915
Inventory of oilfield equipment	3,942	4,685
Total current assets	84,319	112,428
Property and equipment (successful efforts method):
Proved properties	498,229	2,525,587
Less: accumulated depreciation, depletion and amortization	(4,266)	(1,694,483)
Total proved properties, net	493,963	831,104
Unproved properties	183,443	163,369
Wells in progress	16,100	18,250
Other property and equipment, net of accumulated depreciation of $238 in 2017 and $11,206 in 2016	5,980	6,245
Total property and equipment, net	699,486	1,018,968
Other noncurrent assets	2,739	3,082
Total assets	$786,544	$1,134,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 5)	$28,586	$61,328
Oil and gas revenue distribution payable	22,321	23,773
Revolving credit facility - current portion (note 6)	—	191,667
Senior Notes - current portion (note 6)	—	793,698
Total current liabilities	50,907	1,070,466

Long-term liabilities:
Ad valorem taxes	20,288	14,118
Asset retirement obligations for oil and gas properties	28,938	30,833
Total liabilities	100,133	1,115,417

Commitments and contingencies (note 7)

Stockholders’ equity:
Predecessor preferred stock, $.001 par value, 25,000,000 shares authorized, none outstanding as of December 31, 2016	—	—
Predecessor common stock, $.001 par value, 225,000,000 shares authorized, 49,660,683 issued and outstanding as of December 31, 2016	—	49
Successor preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding as of June 30, 2017	—	—
Successor common stock, $.01 par value, 225,000,000 shares authorized, 20,429,691 issued and outstanding as of June 30, 2017	4,286	—
Additional paid-in capital	685,705	814,990
Accumulated deficit	(3,580)	(795,978)
Total stockholders’ equity	686,411	19,061
Total liabilities and stockholders’ equity	$786,544	$1,134,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Successor	Predecessor	Predecessor
	April 29, 2017 through June 30, 2017	April 1, 2017 through April 28, 2017	Three Months Ended June 30, 2016
Operating net revenues:
Oil and gas sales	$28,114	$16,030	$54,530
Operating expenses:
Lease operating expense	6,153	3,203	10,737
Gas plant and midstream operating expense	1,762	836	3,535
Severance and ad valorem taxes	2,408	1,352	4,277
Exploration	359	292	677
Depreciation, depletion and amortization	4,836	6,853	30,927
Abandonment and impairment of unproved properties	—	—	9,875
General and administrative (including $7,949, $391 and $2,380, respectively, of stock-based compensation)	16,139	2,998	13,235
Total operating expenses	31,657	15,534	73,263
Income (loss) from operations	(3,543)	496	(18,733)
Other income (expense):
Derivative loss	—	—	(12,923)
Interest expense	(195)	(1,088)	(16,527)
Reorganization items, net (note 4)	—	97,811	—
Other income (loss)	158	(283)	(1,294)
Total other income (expense)	(37)	96,440	(30,744)
Income (loss) from operations before taxes	(3,580)	96,936	(49,477)
Income tax benefit (expense)	—	—	—
Net income (loss)	$(3,580)	$96,936	$(49,477)
Comprehensive income (loss)	$(3,580)	$96,936	$(49,477)

Basic net income (loss) per common share	$(0.18)	$1.88	$(1.00)

Diluted net income (loss) per common share	$(0.18)	$1.85	$(1.00)

Basic weighted-average common shares outstanding	20,369	49,902	49,277

Diluted weighted-average common shares outstanding	20,369	50,486	49,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Successor	Predecessor	Predecessor
	April 29, 2017 through June 30, 2017	January 1, 2017 through April 28, 2017	Six Months Ended June 30, 2016
Operating net revenues:
Oil and gas sales	$28,114	$68,589	$98,704
Operating expenses:
Lease operating expense	6,153	13,128	24,035
Gas plant and midstream operating expense	1,762	3,541	7,324
Severance and ad valorem taxes	2,408	5,671	7,431
Exploration	359	3,699	943
Depreciation, depletion and amortization	4,836	28,065	57,306
Impairment of oil and gas properties	—	—	10,000
Abandonment and impairment of unproved properties	—	—	16,781
Unused commitments	—	993	—
General and administrative (including $7,949, $2,116, $5,384, respectively, of stock-based compensation)	16,139	15,092	30,920
Total operating expenses	31,657	70,189	154,740
Loss from operations	(3,543)	(1,600)	(56,036)
Other income (expense):
Derivative loss	—	—	(13,930)
Interest expense	(195)	(5,656)	(31,074)
Reorganization items, net (note 4)	—	8,808	—
Gain on termination fee (note 2)	—	—	6,000
Other income (loss)	158	1,108	(1,674)
Total other income (expense)	(37)	4,260	(40,678)
Income (loss) from operations before taxes	(3,580)	2,660	(96,714)
Income tax benefit (expense)	—	—	—
Net income (loss)	$(3,580)	$2,660	$(96,714)
Comprehensive income (loss)	$(3,580)	$2,660	$(96,714)

Basic net income (loss) per common share	$(0.18)	$0.05	$(1.97)

Diluted net income (loss) per common share	$(0.18)	$0.05	$(1.97)

Basic weighted-average common shares outstanding	20,369	49,559	49,204

Diluted weighted-average common shares outstanding	20,369	50,971	49,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2016	49,660,683	$49	$814,990	$(795,978)	$19,061
Restricted common stock issued	767,848	1	—	—	1
Restricted common stock forfeited	(5,134)	—	—	—	—
Restricted stock used for tax withholdings	(318,180)	(1)	(427)	—	(428)
Fair value of equity issued to existing common stockholders	—	—	(23,410)	—	(23,410)
Stock-based compensation	—	—	2,116	—	2,116
Net Income	—	—	—	2,660	2,660
Balances, April 28, 2017 (Predecessor)	50,105,217	$49	$793,269	$(793,318)	$—
Cancellation of Predecessor equity	(50,105,217)	(49)	(793,269)	793,318	—
Balances, April 28, 2017 (Predecessor)	—	—	—	—	—
Issuance of Successor equity	20,356,071	4,285	679,836	—	684,121

Balances, April 28, 2017 (Successor)	20,356,071	4,285	679,836	—	684,121
Restricted common stock issued	137,814	1	—	—	1
Restricted stock used for tax withholdings	(64,194)	—	(2,080)	—	(2,080)
Stock-based compensation	—	—	7,949	—	7,949
Net Loss	—	—	—	(3,580)	(3,580)
Balances, June 30, 2017	20,429,691	$4,286	$685,705	$(3,580)	$686,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Successor	Predecessor	Predecessor
	April 29, 2017 through June 30, 2017	January 1, 2017 through April 28, 2017	Six Months Ended June 30, 2016

Cash flows from operating activities:
Net income (loss)	$(3,580)	$2,660	$(96,714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,836	28,065	57,306
Non-cash reorganization items	—	(44,160)	—
Impairment of oil and gas properties	—	—	10,000
Abandonment and impairment of unproved properties	—	—	16,781
Well abandonment costs and dry hole expense	64	2,931	966
Stock-based compensation	7,949	2,116	5,384
Amortization of deferred financing costs and debt premium	—	374	2,279
Derivative loss	—	—	13,930
Derivative cash settlements	—	—	11,401
Other	5	18	(112)
Changes in current assets and liabilities:
Accounts receivable	6,420	(6,640)	23,415
Prepaid expenses and other assets	270	963	(1,348)
Accounts payable and accrued liabilities	(19,338)	(5,880)	(28,457)
Settlement of asset retirement obligations	(459)	(331)	(75)
Net cash (used in) provided by operating activities	(3,833)	(19,884)	14,756
Cash flows from investing activities:
Acquisition of oil and gas properties	(4,982)	(445)	(816)
Exploration and development of oil and gas properties	(4,913)	(5,123)	(42,753)
Payments of contractual obligation	—	—	(12,000)
(Increase) decrease in restricted cash	(2)	118	(2,535)
(Additions) deletions to property and equipment - non oil and gas	(161)	(454)	39
Net cash used in investing activities	(10,058)	(5,904)	(58,065)
Cash flows from financing activities:
Proceeds from credit facility	—	—	209,000
Payments to credit facility	—	(191,667)	(14,667)
Proceeds from sale of common stock	—	207,500	—
Deferred restructuring charges	—	—	(1,684)
Payment of employee tax withholdings in exchange for the return of common stock	(2,080)	(427)	(273)
Deferred financing costs	—	—	(237)
Net cash (used in) provided by financing activities	(2,080)	15,406	192,139
Net change in cash and cash equivalents	(15,971)	(10,382)	148,830
Cash and cash equivalents:
Beginning of period	70,183	80,565	21,341
End of period	$54,212	$70,183	$170,171
Supplemental cash flow disclosure:
Cash paid for interest	$193	$3,509	$28,553
Cash paid for reorganization items	$918	$52,968	$—
Changes in working capital related to drilling expenditures	$8,742	$3,360	$(25,462)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - ORGANIZATION AND BUSINESS
Bonanza Creek Energy, Inc. (“BCEI” or, together with our consolidated subsidiaries, the “Company”) is engaged primarily in acquiring, developing, exploiting and producing oil and gas properties. As of June 30, 2017, the Company's assets and operations were concentrated primarily in the Wattenberg Field in Colorado and in the Dorcheat Macedonia Field in southern Arkansas.
NOTE 2 - BASIS OF PRESENTATION
     These statements have been prepared in accordance with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information with the condensed consolidated balance sheets (“balance sheets”) and the condensed consolidated statements of cash flows (“statements of cash flows”) as of and for the period ended December 31, 2016, being derived from audited financial statements. The quarterly financial statements included herein do not necessarily include all of the disclosures as may be required under generally accepted accounting principles for complete financial statements. Except as disclosed herein, and with the exception of information in this report related to our emergence from Chapter 11 and fresh-start accounting, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. As described below, however, such prior financial statements are not comparable to our interim financial statements due to the adoption of fresh-start accounting. The results of operations for the quarter are not necessarily indicative of the results to be expected for the full fiscal year. The Company evaluated events subsequent to the balance sheet date of June 30, 2017, and through the filing date of this report.
On January 4, 2017, the Company and certain of its subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions,” and the cases commenced thereby, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue the Debtors’ Joint Prepackaged Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as proposed, the “Plan”). The Bankruptcy Court granted the Debtors' motion seeking to administer all of the Debtors' Chapter 11 Cases jointly under the caption In re Bonanza Creek Energy, Inc., et al (Case No. 17-10015). The Debtors received bankruptcy court confirmation of their Plan on April 7, 2017, and emerged from bankruptcy on April 28, 2017 (the “Effective Date”). Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession during a portion of the quarter ended June 30, 2017. As such, certain aspects of the bankruptcy proceedings of the Company and related matters are described below in order to provide context and explain part of our financial condition and results of operations for the period presented.
Upon emergence from bankruptcy, the Company adopted fresh-start accounting and became a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the Company’s condensed consolidated financial statements after April 28, 2017 are not comparable with the financial statements on or prior to April 28, 2017. The Company's condensed consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented after April 28, 2017 and dates prior thereto. See Note 4 - Fresh-Start Accounting for additional discussion.
Subsequent to January 4, 2017, all expenses, gains and losses directly associated with the reorganization are reported as reorganization items, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (“statements of operations”).
References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to April 28, 2017. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company on or prior to April 28, 2017. References to “Current Successor Quarter” relates to the period of April 29, 2017 through June 30, 2017 and “Current Predecessor Quarter” relates to the period of April 1, 2017 through April 28, 2017. References to “Current Predecessor Period” relate to the period of January 1, 2017 through April 28, 2017, and “Prior Predecessor Quarter” and “Prior Predecessor Period” relate to the three and six months ended June 30, 2016, respectively.

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
Rocky Mountain Infrastructure, LLC
In 2015, the Company’s wholly owned subsidiary, Bonanza Creek Energy Operating Company, LLC, formed a wholly owned subsidiary, Rocky Mountain Infrastructure, LLC (“RMI”), to hold gathering systems, central production facilities and related infrastructure that service the Wattenberg Field.
Assets Held for Sale
The Company had its ownership interests in RMI and all assets within the Mid-Continent region as held for sale during the six months ended June 30, 2016. Upon the termination of the previously reported purchase and sale agreement of its RMI interest in the first quarter of 2016, the Company received $6.0 million as shown in the gain on termination fee line item in the accompanying statements of operations. During the six months ended June 30, 2016, the Company recorded an impairment of oil and gas properties of $10.0 million based on the latest received bid at the time for its Mid-Continent assets. The Company moved these assets back into held for use during the second quarter of 2016.
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
Recently Issued Accounting Standards
Effective January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“Update”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify the current guidance for stock compensation. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. As of January 1, 2017, and thereafter, the Company did not have excess tax benefits associated with its stock compensation, and therefore, there was no tax impact upon adoption of this standard. In addition, the employee taxes paid on the statement of cash flows when shares were withheld for taxes have already been classified as a financing activity, therefore, there was no cash flow statement impact upon adoption of this standard. This standard allowed Company's to elect to account for forfeitures as they occurred or estimate the number of awards that will vest. The Company elected to account for forfeitures as they occur, resulting in a minimal impact upon adoption of this standard.
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
In February 2016, the FASB issued Update No. 2016-02 – Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This authoritative guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company has begun the identification process of all leases and is evaluating the provisions of this guidance and assessing its impact.
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) for the recognition of revenue from contracts with customers. Several additional related updates have been issued. The Company is in the process of evaluating the provisions of each of these standards, analyzing their impact on the Company’s contract portfolio, reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of these standards to the Company’s revenue contracts, and assessing their potential impact on the Company’s financial statements and disclosures. The Company currently plans to apply the modified retrospective method upon adoption and plans to adopt the guidance on the effective date of January 1, 2018.
NOTE 3 - CHAPTER 11 PROCEEDINGS AND EMERGENCE
On December 23, 2016, Bonanza Creek Energy, Inc. and its subsidiaries entered into a Restructuring Support Agreement with (i) holders of approximately 51% in aggregate principal amount of the Company's 5.75% Senior Notes due 2023 (“5.75% Senior Notes”) and 6.75% Senior Notes due 2021 (“6.75% Senior Notes”), collectively (the “Senior Notes”) and (ii) NGL Energy Partners, LP and NGL Crude Logistics, LLC (collectively “NGL”).
On January 4, 2017, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code The Debtors received bankruptcy court confirmation of their Plan on April 7, 2017, and emerged from bankruptcy on April 28, 2017.
During the bankruptcy proceedings, the Company conducted normal business activities and was authorized to pay and did pay pre-petition liabilities.
In addition, subject to specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, we did not record interest expense on the Company’s Senior Notes from January 6, 2017, the agreed-upon date, through April 28, 2017. For that period, contractual interest on the Senior Notes totaled $16.0 million.
Plan of Reorganization
On the Effective Date, the Senior Notes and existing common shares of the Company (“existing common shares”) were canceled, and the reorganized Company issued (i) new common stock, (ii) three year warrants (“warrants”), and (iii) rights (the “subscription rights”) to acquire the new common shares offered in connection with the rights offering (the “rights offering”), each of which will be distributed as set forth below;

•
the Senior Notes aggregate principal amount of $800.0 million, plus $14.9 million of accrued and unpaid pre-petition interest and $51.2 million of prepayment premiums was settled for 46.6% or 9,481,610 shares of the of the Company's new common stock;

•
the Company issued 803,083 or 3.9% of the new common stock to holders of our existing common stock, of which 1.75% is for the ad hoc equity committee settlement in exchange for $7.5 million, on terms equivalent to the rights offering;

•	the Company issued 10,071,378 shares of new common stock in exchange for $200.0 million relating to the rights offering;

•
the Company issued 1,650,510 of warrants entitling their holders upon exercise thereof, on a pro rata basis, to 7.5% of the total outstanding new common shares at a per share price of $71.23 per warrant; and

•	the Company reserved 2,467,430 shares of the new common stock for issuance under its 2017 Long Term Incentive Plan (“LTIP”).
Pursuant to the terms of the approved Plan the following transactions were completed on the Effective Date;

•	the Company paid Silo Energy, LLC (“Silo”) the contract settlement amount of $7.2 million in full;

•	with respect to the predecessor revolving credit facility, dated March 29, 2011 (the “predecessor revolving credit facility”), principal, accrued interest and fees of $193.7 million were paid in full;

•	the Company paid $1.6 million for the 2016 Short Term Incentive Plan (“2016 STIP”) to various employees;

•	the Company funded an escrow account in the amount of $17.2 million for professional service fees attributable to its advisers;

•	the Company paid $13.8 million for professional services attributable to advisers of third parties involved in the bankruptcy proceedings;

•	the Company emerged with cash on hand of $70.2 million for operations; and

•	the Company amended articles of incorporation and bylaws for the authorization of the new common stock.
Board of Directors
Upon emergence from bankruptcy the Company's board of directors was made up of seven individuals, two of which were existing board members, Richard J. Carty and Jeffrey E. Wojahn, and five new board members consisting of Paul Keglevic, Brian Steck, Thomas B. Tyree, Jr., Jack E. Vaughn, and Scott D. Vogel were appointed.
Executive Departure
On June 11, 2017, Richard J. Carty resigned as a member of the board of directors and left his role as President and Chief Executive Officer of the Company. In connection with the departure of Mr. Carty, the board of directors appointed R. Seth Bullock, a managing director of Alvarez & Marsal, LLC, interim Chief Executive Officer, and is currently conducting a search for a new Chief Executive Officer.
NOTE 4 - FRESH-START ACCOUNTING
Upon the Company's emergence from Chapter 11 bankruptcy, the Company adopted fresh-start accounting, pursuant to FASB Accounting Standards Codification (“ASC”) 852, Reorganizations, and applied the provisions thereof to its financial statements. The Company qualified for fresh-start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh-start accounting as of April 28, 2017, when it emerged from bankruptcy protection. Adopting fresh-start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit as of the fresh-start reporting date. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the Successor Company caused a related change of control of the Company under ASC 852.
Reorganization Value
Under fresh-start accounting, reorganization value represents the fair value of the Successor Company’s total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Under application of fresh-start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values.

The Company's reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long-term debt, other interest bearing liabilities and shareholders’ equity. In support of the Plan, the enterprise value of the Successor Company was estimated and approved by the Bankruptcy Court to be in the range of $570.0 million to $680.0 million. Based on the estimates and assumptions used in determining the enterprise value, as further discussed below, the Company estimated the enterprise value to be approximately $643.0 million. This valuation analysis was prepared with the assistance of an independent third-party consultant utilizing reserve information prepared by the Company's internal reserve engineers, internal development plans and schedules, other internal financial information and projections and the application of standard valuation techniques including risked net asset value analysis and comparable public company metrics.
The Company's principal assets are its oil and gas properties. The Company determined the fair value of its oil and gas properties based on the discounted cash flows expected to be generated from these assets segregated into geographic regions. The computations were based on market conditions and reserves in place as of the Effective Date. Discounted cash flow models were generated using the estimated future revenues and development and operating costs for all developed wells and undeveloped locations comprising our proved reserves. The proved locations were limited to wells expected to be drilled in the Company's five year plan. Future cash flows before application of risk factors were estimated by using the New York Mercantile Exchange five year forward prices for West Texas Intermediate oil and Henry Hub natural gas with inflation adjustments applied to periods beyond five years. The prices were further adjusted for typical differentials realized by the Company for the location and product quality. Wattenberg Field oil differential estimates were based on the new NGL purchase agreement that was confirmed as part of the Plan. Development costs were based on recent bids received by the Company and the operating costs were based on actual costs, and both were adjusted by the same inflation rate used for revenues. The discounted cash flow models also included estimates not typically included in proved reserves, such as an industry standard general and administrative expense and income tax expense. Due to the limited drilling plans that we had in place, proved undeveloped locations were risked within industry standards.
The risk-adjusted after-tax cash flows were discounted at a rate of 11.0%. This rate was determined from a weighted-average cost of capital computation which utilized a blended expected cost of debt and expected returns on equity for similar industry participants.
From this analysis the Company concluded the fair value of its proved, probable and possible reserves was $397.3 million, $146.8 million and $31.7 million, respectively, as of the Effective Date. The Company also reviewed its undeveloped leasehold acreage and determined that the fair value of its probable and possible reserves appropriately capture the fair value of its undeveloped leasehold acreage.
The Company performed an analysis of the RMI assets using a replacement cost method which estimated the assets' replacement cost (for new assets), less any depreciation, physical deterioration or obsolescence resulting, in a fair value of $103.1 million.
The Company follows the lower of cost or net realizable value when valuing inventory of oilfield equipment. The valuation of the inventory of oilfield equipment as of the Effective Date did not yield a material difference from the Company's carrying value immediately prior to emergence from bankruptcy; as such there was no valuation adjustment recorded.
The valuation of the Company's other property and equipment as of the Effective Date did not yield a material difference from the Predecessor Company's net book value; as such there was no valuation adjustment recorded.
Our liabilities on the Effective Date include working capital liabilities and asset retirement obligations. Our working capital liabilities are ordinary course obligations, and their carrying amounts approximate their fair values. The asset retirement obligation was reset using a revised credit-adjusted risk-free rate and known attributes as of the Effective Date, resulting in a $29.1 million obligation.
In conjunction with the Company's emergence from bankruptcy, the Company issued 1,650,510 warrants to existing equity holders. The fair value of $4.1 million was estimated using a Black-Scholes pricing model. The model used the following assumptions; an expected volatility of 40%, a risk-free interest rate of 1.44%, a stock price of $34.36, a strike price of $71.23, and an expiration date of 3 years.
The following table reconciles the enterprise value to the estimated fair value of Successor Company's common stock as of the Effective Date (in thousands, except per share amounts):

Enterprise Value	$642,999
Plus: Cash and cash equivalents	70,183
Less: Interest bearing liabilities	(29,061)
Less: Fair value of warrants	(4,081)
Fair value of Successor common stock	$680,040

Shares outstanding at April 28, 2017	20,356

Per share value	$33.41
The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date (in thousands):

Enterprise Value	$642,999
Plus: Cash and cash equivalents	70,183
Plus: Working capital liabilities	63,871
Plus: Other long-term liabilities	17,919
Reorganization value of Successor assets	$794,972
Successor Condensed Consolidated Balance Sheet
The adjustments set forth in the following condensed consolidated balance sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as estimated fair value adjustments as a result of the adoption of fresh-start accounting (reflected in the column “Fresh-Start Adjustments”). The explanatory notes highlight methods used to determine estimated fair values or other amounts of assets and liabilities, as well as significant assumptions.

	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
	(in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$96,286	$(26,103)	(1)	$—		$70,183
Accounts receivable:
Oil and gas sales	24,876	—		—		24,876
Joint interest and other	3,028	—		—		3,028
Prepaid expenses and other	4,952	—		—		4,952
Inventory of oilfield equipment	4,218	—		—		4,218
Total current assets	133,360	(26,103)		—		107,257
Property and equipment (successful efforts method):
Proved properties	2,531,834	—		(2,031,373)	(6)	500,461
Less: accumulated depreciation, depletion and amortization	(1,720,736)	—		1,720,736	(6)	—
Total proved properties, net	811,098	—		(310,637)		500,461
Unproved properties	163,781	—		14,679	(6)	178,460
Wells in progress	18,002	—		(18,002)	(7)	—
Other property and equipment, net	6,056	—		—		6,056
Total property and equipment, net	998,937	—		(313,960)		684,977
Other noncurrent assets	2,738	—		—		2,738
Total assets	$1,135,035	$(26,103)		$(313,960)		$794,972

LIABILITIES AND STOCKHOLDERS'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,635	$(33,701)	(2)	$—		$38,934
Oil and gas revenue distribution payable	24,937	—		—		24,937
Revolving credit facility - current portion	191,667	(191,667)	(3)	—		—
Total current liabilities	289,239	(225,368)		—		63,871
Long-term liabilities:
Ad valorem taxes	17,919	—		—		17,919
Asset retirement obligations for oil and gas properties	31,660	—		(2,599)	(8)	29,061
Liabilities subject to compromise	873,292	(873,292)	(4)	—		—
Total liabilities	$1,212,110	$(1,098,660)		$(2,599)		$110,851
Stockholders' equity:
Predecessor preferred stock	—	—		—		—
Predecessor common stock	49	—		(49)	(9)	—
Additional paid in capital	816,679	—		(816,679)	(9)	—
Successor common stock	—	204	(5)	—		204
Successor warrants	—	4,081	(5)	—		4,081
Additional paid-in capital	—	679,836	(5)	—		679,836
Retained deficit	(893,803)	388,436	(4)	505,367	(10)	—
Total stockholders' equity	(77,075)	1,072,557		(311,361)		684,121
Total liabilities and stockholders' equity	$1,135,035	$(26,103)		$(313,960)		$794,972
Reorganization Adjustments
(1) The following table reflects the net cash payments made upon emergence on the Effective Date (in thousands):

Sources:
Proceeds from rights offering	$200,000
Proceeds from ad hoc equity committee	7,500
Total sources	$207,500
Uses and transfers:
Payment on revolving credit facility (principal, interest and fees)	$(193,729)
Payment and funding of escrow account related to professional fees	(17,193)
Payment of professional fees and other	(13,831)
Payment of Silo contract settlement and other	(7,228)
Payment of remaining 2016 STIP	(1,622)
Total uses and transfers	$(233,603)

Total net sources, uses and transfers	$(26,103)

(2) The following table shows the decrease of accounts payable and accrued liabilities attributable to reorganization items settled or paid upon emergence (in thousands):

Accounts payable and accrued expenses:
Accrued 2016 STIP payment	$(1,574)
Escrow account funding	(17,193)
Professional fees and other	(13,831)
Accrued unpaid interest on revolving credit facility	(1,103)
Total accounts payable and accrued expenses settled	$(33,701)
(3) Represents the payment in full of the predecessor revolving credit facility on the Effective Date.
(4) On the Effective Date, the obligations of the Company with respect to the Senior Notes were canceled. Liabilities subject to compromise were settled as follows in accordance with the Plan (in thousands):

Senior Notes	$800,000
Accrued interest on Senior Notes (pre-petition)	14,879
Make-whole payment on Senior Notes	51,185
Silo contract settlement accrual	7,228
Total liabilities subject to compromise of the predecessor	$873,292

Rights offering	$200,000
Fair value of equity issued to creditors, excluding equity issued to existing equity holders	(653,212)
Payment of Silo contract settlement	(7,228)
Gain on settlement of liabilities subject to compromise	$412,852

Payment on revolving credit facility fees and remaining unaccrued 2016 STIP	$(1,007)

Total reorganization items at emergence	$411,845

Issuance of warrants to existing shareholders	$(4,081)
Proceeds from ad hoc equity committee	7,500
Issuance of shares to existing shareholders	(26,828)
Total reorganization adjustments to retained deficit	$388,436
(5) Represents the fair value of 20,356,071 shares of new common stock and 1,650,510 warrants issued upon emergence from bankruptcy on the Effective Date.
Fresh-Start Adjustments
(6) Fair value adjustments to proved and unproved oil and natural gas properties. A combination of the market and income approach were utilized to perform valuations. Included in this line items were adjustments to the fully-owned subsidiary, Rocky Mountain Infrastructure, LLC. Lastly, the accumulated depreciation was reset to zero in accordance with fresh-start accounting.
(7) Represents the reset of wells in progress with fair valuation of the associated reserves in proved property.
(8) Upon application of fresh-start accounting and due to the Company’s emergence with no debt, the Company revalued its asset retirement obligations based upon comparable companies’ credit-adjusted risk-free rates in accordance with ASC 410 - Asset Retirement and Environmental Obligations.
(9) Cancellation of Predecessor Company’s common stock and additional paid-in capital.
(10) Adjustment to reset retained deficit to zero.

Reorganization Items, Net
Reorganization items represent liabilities settled, net of amounts incurred subsequent to the Chapter 11 filing as a direct result of the Plan and are classified as Reorganization items, net in our statements of operations. The following table summarizes reorganization items (in thousands):

Fresh-start related:
Gain on settlement of liabilities subject to compromise	$412,852
Payment on revolving credit facility fees and remaining unaccrued 2016 STIP	(1,007)
Fresh-start valuation adjustments	(311,361)
Total fresh-start reorganization items, net	$100,484
Current predecessor quarter professional fees and other	(2,673)
Current predecessor quarter reorganization items, net	97,811
Prior period reorganization:
Legal and professional fees and expenses	(31,662)
Write-off of debt issuance and premium costs	(6,156)
Make-whole payment on Senior Notes	(51,185)
Total prior-period reorganization items, net	$(89,003)

Total reorganization items, net	$8,808
NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	Successor	Predecessor
	As of June 30, 2017	As of December 31, 2016
Drilling and completion costs	$14,517	$2,415
Accounts payable trade	2,915	1,140
Accrued general and administrative cost	5,216	17,539
Lease operating expense	3,250	2,895
Accrued interest	—	14,209
Silo contract settlement accrual	—	7,228
Production and ad valorem taxes and other	2,688	15,902
Total accounts payable and accrued expenses	$28,586	$61,328
NOTE 6 - LONG-TERM DEBT
The Company filing for Chapter 11 constituted an event of default with respect to its existing debt obligations. As a result, the Company's Senior Notes and predecessor revolving credit facility became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 filing. On April 28, 2017, upon the Company's emergence from bankruptcy, the Senior Notes were exchanged for new common stock of the reorganized entity. Please refer to Note 3 - Chapter 11 Proceedings and Emergence for additional discussion.

Long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	As of June 30, 2017	December 31, 2016(1)
Revolving credit facility	$—	$191,667
6.75% Senior Notes due 2021	—	500,000
Unamortized premium on 6.75% Senior Notes	—	5,165
5.75% Senior Notes due 2023	—	300,000
Less debt issuance costs - Senior Notes	—	(11,467)
Total debt, net	—	985,365
Less current portion	—	(985,365)
Total long-term debt	$—	$—
_____________________________________
(1) Due to covenant violations, the Company classified the predecessor revolving credit facility and Senior Notes as current liabilities on the accompanying balance sheets.
Predecessor Revolving Credit Facility
The borrowing base on the predecessor revolving credit facility at the time the Company entered bankruptcy and throughout the bankruptcy proceedings was $150.0 million. As of December 31, 2016, the Company had $191.7 million outstanding under the predecessor revolving credit facility and had a borrowing base deficiency of $41.7 million, which was required to be paid back in monthly installments, with no available borrowing capacity. The Company filed for bankruptcy on January 4, 2017, granting the Company a stay from making any further deficiency payments. During the bankruptcy proceedings, the Company paid interest on the predecessor revolving credit facility in the normal course. On the Effective Date, the predecessor revolving credit facility was terminated and the outstanding principal balance of $191.7 million, accrued interest of $1.1 million, and fees of $0.9 million were paid in full. The obligations were funded with proceeds from the rights offering.
New Revolving Credit Facility
On the Effective Date, the Company entered into a new revolving credit facility, as the borrower, with KeyBank National Association, as the administrative agent, and certain lenders party thereto (the “new revolving credit facility”). The new borrowing base of $191.7 million is redetermined semiannually, as early as April and October of each year, with the first redetermination set to occur in April of 2018. The new revolving credit facility matures on March 31, 2021.
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
 The new revolving credit facility provides for interest rates plus an applicable margin to be determined based on LIBOR or a base rate, at the Company’s election. LIBOR borrowings bear interest at LIBOR, subject to a 0% LIBOR floor, plus a margin of 3.00% to 4.00% depending on the utilization level, and the base rate borrowings bear interest at the “Bank Prime Rate,” as defined in the new revolving credit facility, plus a margin of 2.00% to 3.00% depending on the utilization level.
Senior Unsecured Notes
The $500.0 million aggregate principal amount of 6.75% Senior Notes that mature on April 15, 2021 and the $300.0 million aggregate principal amount of 5.75% Senior Notes that mature on February 1, 2023 were unsecured senior obligations.
The Senior Notes were included in liabilities subject to compromise on the condensed consolidated balance sheets of the Predecessor Company as of April 28, 2017, as presented in Note 4 - Fresh-Start Accounting, and in current liabilities as of

December 31, 2016 within the accompanying balance sheets. On the Effective Date, by operation of the Plan, all outstanding obligations under the Senior Notes were canceled and 9,481,610 shares of the Company's new common stock was issued.
Please refer to Note 3 - Chapter 11 Proceedings and Emergence and Note 4 - Fresh-Start Accounting for additional discussion about the Company's emergence from bankruptcy.
NOTE 7 - COMMITMENTS AND CONTINGENCIES
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
Commitments
Upon emergence from bankruptcy, the new purchase agreement to deliver fixed determinable quantities of crude oil with NGL (the “new NGL agreement”) became effective and the original purchase agreement with NGL was canceled. The terms of the new NGL agreement consists of defined volume commitments over an initial seven-year term. Under terms of the new NGL agreement, the Company will be required to make periodic deficiency payments for any shortfalls in delivering minimum volume commitments, which are set in six-month periods beginning in January 2018. There are no minimum volume commitments for the year ending December 31, 2017. During 2018, the average minimum volume commitment will be approximately 10,100 barrels per day and increases by approximately 41% from 2018 to 2019 and approximately 3% each year for the remainder of the contract, to a maximum of approximately 16,000 barrels per day. The aggregate financial commitment fee over the seven-year term, based on the minimum volume commitment schedule (as defined in the agreement) and the applicable differential fee, is $154.5 million as of June 30, 2017. Upon notifying NGL at least twelve months prior to the expiration date of the new NGL agreement, the Company may elect to extend the term of the new NGL agreement for up to three additional years.
In October 2014, the Company entered into a purchase agreement to deliver fixed determinable quantities of crude oil to Silo. This agreement went into effect during the second quarter of 2015 for 12,580 barrels per day over an initial five-year term. While the volume commitment could be met with Company volumes or third-party volumes, delegated by the Company, the Company was required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments. As confirmed in the Plan, the Company terminated its purchase agreement with Silo on February 1, 2017, and entered into a settlement agreement pursuant to which Silo received $21.0 million. Specifically, the settlement allowed Silo (i) to retain the $5.0 million adequate assurance deposit it maintained, (ii) to retain the Company's $8.7 million crude oil revenue receivable due to the Company for December 2016 production, and (iii) to receive additional cash payment of $7.2 million, which was paid on the Effective Date. The $21.0 million settlement was expensed during 2016.
The Company rejected its Denver office lease, which was confirmed in the Plan. On April 29, 2017, the Company entered into a new office lease agreement to rent office facilities. The lease is non-cancelable and expires in February 2022.

The annual minimum commitment payments on the new NGL agreement and the new office lease for the next five years as of June 30, 2017 are presented below (in thousands):

	NGL Commitments(1)	Office Lease Commitments	Total
2017	$—	$499	$499
2018	15,692	1,078	16,770
2019	22,176	1,224	23,400
2020	27,949	1,335	29,284
2021	28,791	1,423	30,214
2022 and thereafter	59,933	240	60,173
Total	$154,541	$5,799	$160,340
_______________________________
(1) The above calculation is based on the minimum volume commitment schedule (as defined in the new NGL agreement) and applicable differential fees.
There are no purchase commitments post emergence, except for the new NGL agreement, as discussed above.
There have been no other material changes from the commitments disclosed in the notes to the Company’s consolidated financial statements included in its 2016 Form 10-K.
NOTE 8 - STOCK-BASED COMPENSATION
Predecessor Long Term Incentive Plan

Upon emergence from bankruptcy, the Company's existing restricted stock, performance stock units and LTIP units (“predecessor awards”) were canceled. Stock compensation expense for predecessor awards was $0.4 million, $2.1 million, $2.4 million, and $5.4 million for the Current Predecessor Quarter, Current Predecessor Period, Prior Predecessor Quarter and Prior Predecessor Period, respectively. Compensation expense associated with predecessor awards was recognized as general and administrative expense.

2017 Long Term Incentive Plan

Upon emergence from bankruptcy, the Company adopted a new Long Term Incentive Plan and issued new grants to employees consisting of options with a ten-year term and strike price of $34.36 and restricted stock units. These awards vest over a three-year period in equal installments each year from the grant date. See below for further discussion of awards under the LTIP.

Restricted Stock Units

The new LTIP allows for the issuance of restricted stock units (“RSU”) to employees of the Company at the discretion of the board of directors. Each RSU represents one share of the Company's new common stock to be released from restriction upon completion of the vesting period. The RSUs are valued at the grant date share price and are recognized as general and administrative expense over the vesting period of the award.

During June 2017, the Company granted 63,894 RSUs to non-executive members of the board of directors, with a fair value of $2.3 million. This grant is intended to cover a three-year period, and the RSUs will vest in equal installments on each of the first three anniversaries. The vested shares will be released upon the earlier of the third anniversary of the grant date, a change of control or separation from the Company.

The Company granted 389,102 RSUs with a fair value $13.4 million during the Current Successor Period. Total expense recorded for RSUs, inclusive of the board of director grants, for the Current Successor Period was $5.3 million. As of June 30, 2017, unrecognized compensation cost was $10.4 million and will be amortized through 2020.

A summary of the status and activity of non-vested restricted stock units for the Current Successor Period is presented below.

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of Current Successor Period	—	$—
Granted	452,996	$34.69
Vested	(137,814)	$34.36
Forfeited	(3,117)	$34.36
Non-vested at end of Current Successor Period	312,065	$34.84
Stock Options
The new LTIP allows the issuance of stock options to the Company's employees at the sole discretion of the board of directors. Options expire ten years from the grant date unless otherwise determined by the board of directors. Compensation expense on the stock options are recognized as general and administrative expense over the vesting period of the award.
The Company granted 389,102 stock options with a fair value $6.8 million during the Current Successor Period. Total expense recorded for stock options for the Current Successor Period was $2.6 million. As of June 30, 2017, unrecognized compensation cost was $4.2 million and will be amortized through 2020.
The options were valued using a Black-Scholes Model using the following assumptions:

Current Successor Period Ended June 30, 2017
Expected volatility	52.1%
Expected dividends	—%
Expected term (years)	6.0
Risk-free interest rate	1.96%
Expected volatility is based on an average historical volatility of a peer group selected by management over a period consistent with the expected life assumption on the grant date. The risk-free rate of return is based on the U.S. Treasury constant maturity yield on the grant date with a remaining term equal to the expected term of the awards. The Company’s expected life of stock option awards is derived from the midpoint of the average vesting time and contractual term of the awards.
A summary of the status and activity of non-vested stock options for the Current Successor Period is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of Current Successor Period	—	$—	—	$—
Granted	389,102	34.36	—	$—
Exercised	—	—	—	—
Forfeited	(3,117)	34.36	6.0	$—
Outstanding at end of Current Successor Period	385,985	$34.36	6.0	$—

A summary of additional information related to options outstanding as of June 30, 2017 is presented below:

Exercise Price	Number of Options Outstanding and Exercisable	Weighted-Average Remaining Contractual Life (in days)
$34.36	137,814	79

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
There were no financial or non-financial assets or liabilities recorded at fair value as of June 30, 2017. The following table presents the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and their classification within the fair value hierarchy (in thousands):

	Predecessor
	As of December 31, 2016
	Level 1	Level 2	Level 3
Unproved properties(1)	$—	$—	$162,682
Asset retirement obligations(2)	$—	$—	$3,145
____________________________

(1)	This represents non-financial assets that are measured at fair value on a nonrecurring basis. Please refer to the Unproved Oil and Gas Properties sections below for additional discussion.

(2)
This represents the revision to estimates of the asset retirement obligation, which is a non-financial liability that is measured at fair value on a nonrecurring basis. Please refer to the Asset Retirement Obligation section below for additional discussion.

Proved Oil and Gas Properties
Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. Depending on the availability of data, the Company uses Level 3 inputs and either the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management, or the market valuation approach. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium and nonperformance risk. The price forecast is based on the Company's internal budgeting model derived from the NYMEX strip pricing, adjusted for management estimates and basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved property impairments during the six months ended June 30, 2017. The Company impaired its oil and gas properties in the Mid-Continent region, which had a carrying value of $110.0 million to its fair value of $100.0 million, and recognized an impairment of $10.0 million for the year ended December 31, 2016.
Upon emergence from bankruptcy, the Company valued its proved oil and gas properties at $500.5 million, which has subsequently been depleted.
Unproved Oil and Gas Properties
 Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. To measure the fair value of unproved properties, the Company uses Level 3 inputs and the income valuation technique, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, remaining lease life and estimated reserve values. There were no unproved oil and gas property impairments during the six months ended June 30, 2017. The Company impaired non-core acreage in the Wattenberg Field due to leases expiring, which had a carrying value of $187.4 million to their fair value of $162.7 million, and recognized an impairment of unproved properties for the year ended December 31, 2016 of $24.7 million.
Upon emergence from bankruptcy, the Company valued its unproved oil and gas properties at $178.5 million, which has subsequently increased due to acquired acreage in the Current Successor Quarter.
Asset Retirement Obligation
The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value as of June 30, 2017. The Company had $3.1 million of asset retirement obligations recorded at fair value as of December 31, 2016.
Upon emergence from bankruptcy, the Company valued its asset retirement obligations at $29.1 million, which has subsequently been accreted.
Long-term Debt
Upon emergence from bankruptcy, the Company's Senior Notes were canceled and the predecessor revolving credit facility was paid in full.
The fair value of the 6.75% Senior Notes and 5.75% Senior Notes as of December 31, 2016 was $371.9 million and $222.0 million, respectively. The Senior Notes were measured using Level 1 inputs based on a secondary market trading price. The outstanding balance under the predecessor revolving credit facility as of December 31, 2016 was $191.7 million, which approximates fair value as the applicable interest rates are floating.
NOTE 10 - ASSET RETIREMENT OBLIGATIONS
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
The Company’s estimated asset retirement obligation liability is based on historical experience in abandoning wells, estimated economic lives, estimated costs to abandon the wells and regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred; the rate ranges from 8% to 18% for the Predecessor Company and is 7.29% for the Successor Company.

Upon the Company's emergence from bankruptcy, as discussed in Note 3 - Chapter 11 Proceedings and Emergence and Note 4 - Fresh-Start Accounting, the Company applied fresh-start accounting. This included adjusting the asset retirement obligations based on the estimated fair values at April 28, 2017. The following provides a roll-forward of our asset retirement obligations (in thousands):

Beginning balance as of December 31, 2016 (Predecessor)	$30,833
Liabilities settled	(218)
Accretion expense	1,045
Ending balance as of April 28, 2017 (Predecessor)	$31,660

Fair value fresh-start adjustment	$(2,599)

Beginning balance as of April 29, 2017 (Successor)	$29,061
Liabilities settled	(459)
Accretion expense	336
Ending balance as of June 30, 2017 (Successor)	$28,938
Revisions to the liability could occur due to changes in the estimated economic lives, abandonment costs of the wells, inflation rates, credit-adjusted risk-free rates, and newly enacted regulatory requirements.
NOTE 11 - DERIVATIVES
Due to the Company being in default on its revolving credit facility, all of the Company's existing derivative contracts were terminated during the fourth quarter of 2016, and the Company had not entered into any derivative contracts as of June 30, 2017.
The following table summarizes the components of the derivative loss presented on the accompanying statements of operations for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Derivative cash settlement gain:
Oil contracts	$3,893	$11,401
Gas contracts	—	—
Total derivative cash settlement gain(1)	$3,893	$11,401

Change in fair value loss	$(16,816)	$(25,331)

Total derivative loss(1)	$(12,923)	$(13,930)
_______________________________

(1)
Total derivative loss and total derivative cash settlement gain for the six months ended June 30, 2016 is reported in the derivative loss line item and derivative cash settlements line item on the accompanying statements of cash flows within the net cash provided by operating activities.

Subsequent to June 30, 2017, the Company entered into commodity derivative contracts including swaps and cashless collars covering both oil and gas as detailed in the following table:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBTU
4Q17
Cashless Collar	2,000	$41.50/$51.00	2,600	$3.00/$3.30
1Q18
Swap	—	—	3,000	$3.35
Cashless Collar	2,000	$42.00/$52.50	2,600	$2.75/$3.35
2Q18
Cashless Collar	2,000	$42.00/$52.50	2,600	$2.75/$3.35
3Q18
Cashless Collar	1,000	$41.00/$52.00	2,600	$2.75/$3.35
4Q18
Cashless Collar	1,000	$41.00/$52.00	2,600	$2.75/$3.35
1Q19
Cashless Collar	1,000	$41.00/$54.00	—	—
April 2019
Cashless Collar	1,000	$41.00/$54.00	—	—
NOTE 12  - EARNINGS PER SHARE
The Predecessor Company issued shares of restricted stock, which were participating securities, and performance stock units (“PSUs”). The dilutive impact of the restricted stock and PSUs were included in the Current Predecessor Quarter, Current Predecessor Period, Prior Predecessor Quarter and Prior Predecessor Period.
The Successor Company issued restricted stock units which represent the right to receive, upon vesting, one share of the Company's new common stock. The Successor Company issued stock options and warrants, which both represent the right to purchase the Company's new common stock at a specified price. The number of potentially dilutive shares related to the stock options is based on the number of shares, if any, that would be exercised at the end of the respective reporting period, assuming that date was the end of such stock options term. The number of potentially dilutive shares related to the warrants is based on the number of shares, if any, that would be exercisable at the end of the respective reporting period.
Please refer to Note 8 - Stock-Based Compensation for additional discussion.
The RSUs, stock options and warrants of the Successor Company are all non-participating securities, and therefore, the Company used the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

Successor
April 29, 2017 through June 30, 2017
Net loss	$(3,580)

Basic net loss per common share	$(0.18)

Diluted net loss per common share	$(0.18)

Weighted-average shares outstanding - basic	20,369
Add: dilutive effect of contingent stock awards	—
Weighted-average shares outstanding - diluted	20,369

The Company was in a net loss position for the Current Successor Quarter, which made any potentially dilutive shares anti-dilutive. There were 717,201 anti-dilutive shares in the Current Successor Quarter.
The Predecessor Company issued restricted stock, which are participating securities, and PSUs, and therefore, the Company used the two-class method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Predecessor
	April 1, 2017 through April 28, 2017	January 1, 2017 through April 28, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net income (loss)	$96,936	$2,660	$(49,477)	$(96,714)
Less: undistributed income to unvested restricted stock	3,346	120	—	—
Undistributed income (loss) to common shareholders	93,590	2,540	(49,477)	(96,714)
Basic net income (loss) per common share	$1.88	$0.05	$(1.00)	$(1.97)
Diluted net income (loss) per common share	$1.85	$0.05	$(1.00)	$(1.97)

Weighted-average shares outstanding - basic	49,902	49,559	49,277	49,204
Add: dilutive effect of contingent stock awards	584	1,412	—	—
Weighted-average shares outstanding - diluted	50,486	50,971	49,277	49,204
The Company was in a net loss position for the Prior Predecessor Quarter and Prior Predecessor Period, which made any potentially dilutive shares anti-dilutive. There were 188,278, 258,126, 80,906 and 106,644 anti-dilutive shares in the Current Predecessor Quarter, Current Predecessor Period, Prior Predecessor Quarter and Prior Predecessor Period, respectively. The participating shareholders are not contractually obligated to share in the losses of the Company, and therefore, the entire net loss is allocated to the outstanding common shareholders.
NOTE 13 - INCOME TAXES
The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. During the periods presented within this report for 2017 and 2016, the effective tax rate was zero percent. As of December 31, 2015, and thereafter, a full valuation allowance was placed against the net deferred tax assets causing the Company’s current rate to differ from the U.S. statutory income tax rate.
As of June 30, 2017, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2017.
As described in Note 3 - Chapter 11 Proceedings and Emergence above, in accordance with the Plan, our Senior Notes were canceled and exchanged for new common stock. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Service Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. Upon emergence from Chapter 11 bankruptcy proceedings, the CODI may reduce some or all of the amount of prior tax attributes, which can include net operating losses, capital losses, alternative minimum tax credits and tax basis in assets. The actual reduction in tax attributes does not occur until January 1, 2018.
The Company has evaluated the impact of the reorganization, including the change in control, resulting from its emergence from bankruptcy. From an income tax perspective, the most significant impact is attributable to our carryover tax attributes associated with our net operating losses (“NOLs”). The Company believes that the Successor Company will be able to fully absorb the cancellation of debt income realized by the Predecessor Company in connection with the reorganization with its adjusted NOL carryovers. The amount of the remaining NOL carryovers will be limited under Section 382 of the Internal Revenue Code due to the change in control as referenced in Note 4 - Fresh-Start Accounting. As the tax basis of the Company's assets, primarily our oil and gas properties, is in excess of the carrying value, as adjusted in the fresh-start accounting process, the Successor Company is in a net deferred tax asset position. Per authoritative guidance, historical results along with expected market conditions known on the date of measurement, it is more likely than not that the Company will not realize future income tax benefits from the additional tax basis and its remaining NOL carryovers. This is periodically reassessed and could change. Accordingly, the Company has provided for a full valuation allowance of the underlying deferred tax assets.

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
Bankruptcy Proceedings under Chapter 11
On January 4, 2017, the Debtors filed voluntary petitions under Chapter 11 in the Bankruptcy Court. The Debtors received bankruptcy court confirmation of their Plan on April 7, 2017, and emerged from bankruptcy on April 28, 2017, the Effective Date. For additional information about our bankruptcy proceedings and emergence, see Note 3 - Chapter 11 Proceedings and Emergence.
Upon emergence from bankruptcy, the Company adopted fresh-start accounting and became a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date, which differed materially from the recorded values of those same assets and liabilities in the Predecessor Company. As a result, our balance sheets and statement of operations subsequent to the Effective Date are not comparable to our balance sheets and statements of operations prior to the Effective Date. For additional information about our application of fresh-start accounting, see Note 4 - Fresh-Start Accounting.
Employment Modifications
On May 5, 2017 the board approved and the Company adopted the Fourth Amended and Restated Executive Change in Control and Severance Benefit Plan (the “Severance Plan”). The Severance Plan entitles certain executives and key employees to specific severance benefits and accelerated vesting of stock awards upon a qualifying termination from the Company. These benefits are subject to certain limitations including a reduction of the cash severance payment by the intrinsic value of the individual's Management Incentive Plan awards on a dollar-for-dollar basis.
On June 11, 2017, Richard J. Carty resigned as a member of the board of directors and left his role as President and Chief Executive Officer of the Company. Mr. Carty received accelerated vesting of the equity awards he was granted upon the Company's emergence from bankruptcy, which awards were in accordance with the Plan and approved by the prior Board of Directors. The accelerated awards consisted of 137,814 non-qualified stock options with a $34.36 strike price, which have to be exercised within 90 days of the termination effective date or they are forfeited, and 137,814 restricted stock units. The grant-date fair value of the options and restricted stock units was $17.42 and $34.36, respectively, resulting in a one-time non-cash stock-based compensation charge of $7.1 million. The exercisable value of the equity grants on the effective date of termination was $4.3 million. There was no cash severance provided in accordance with the terms of the Severance Plan.
Subsequent to quarter end, the Company implemented a reduction in workforce resulting in a one-time cash severance charge of approximately $2.0 million. The anticipated annualized impact of this action is a reduction of salaries and benefits of $11.3 million. The Company continues to review its costs to better align its cost structure with the current commodity price environment.
Outlook for 2017
     As a part of the restructuring, the Company received $207.5 million in new capital from a rights offering. The new capital provided liquidity for the Company to resume its drilling and completion activities. During July 2017, the Company commenced drilling operations and completed four previously drilled, but uncompleted wells. The new board of directors approved a capital program of $120.0 million to 130.0 million. We anticipate investing $96.0 million to $106.0 million on drilling and completion and $24.0 million on infrastructure. We anticipate dedicating $117.0 million to $127.0 million in the Rocky Mountain region, inclusive of infrastructure, and $3.0 million to the Mid-Continent region.

Results of Operations

The Company conducted standard business operations throughout the bankruptcy proceedings and during the application of fresh-start accounting resulting in specific financial statement line items following normal course of business trends. The trends associated with the non-impacted financial statement line items are explained throughout the results of operations and include revenues, lease operating expense, gas plant and midstream operating expense, severance and ad valorem taxes, and exploration expense. The financial statement line items that were specifically impacted by the bankruptcy proceedings and application of fresh-start accounting were discussed within the confines of the presented periods and include depreciation, depletion and amortization, general and administrative expense, interest expense and reorganization items, net.

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Successor	Predecessor	Predecessor
	April 29, 2017 through June 30, 2017	April 1, 2017 through April 28, 2017	Three Months Ended June 30, 2016
Revenues:
Crude oil sales(1)	$21,059	$11,760	$45,154
Natural gas sales(2)	3,818	2,187	4,710
Natural gas liquids sales	3,237	2,082	4,666
Product revenue	$28,114	$16,029	$54,530

Sales Volumes:
Crude oil (MBbls)	484.3	246.7	1,181.7
Natural gas (MMcf)	1,557.2	828.0	3,175.3
Natural gas liquids (MBbls)	209.5	108.8	404.7
Crude oil equivalent (MBoe)(3)	953.4	493.5	2,115.5

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$43.48	$47.67	$38.21
Natural gas (per Mcf)	$2.45	$2.64	$1.48
Natural gas liquids (per Bbl)	$15.45	$19.14	$11.53
Crude oil equivalent (per Boe)(3)	$29.49	$32.48	$25.78

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$43.48	$47.67	$41.51
Natural gas (per Mcf)	$2.45	$2.64	$1.48
Natural gas liquids (per Bbl)	$15.45	$19.13	$11.53
Crude oil equivalent (per Boe)(3)	$29.49	$32.48	$27.62
_____________________________

(1)
There was no transportation revenues from third parties included in crude oil sales for the Current Successor Quarter and Current Predecessor Quarter. Crude oil sales includes $0.1 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the Prior Predecessor Quarter.

(2)
Natural gas sales includes $0.2 million, $0.1 million and $0.4 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively.

(3)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(4)
The derivatives economically hedge the price we receive for crude oil. For the three months ended June 30, 2016, the derivative cash settlement gain for oil contracts was $3.9 million. Please refer to Note 11 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Revenues decreased for the Current Successor and Predecessor Quarter by 19%, to $44.1 million, compared to $54.5 million for the comparable period, largely due to a 32% decrease in sales volumes, offset by a 18% increase in oil equivalent pricing. The decreased volumes are a direct result of less capital spent for drilling and completion during the last two quarters of 2016 and the first two quarters of 2017. During the period from June 30, 2016 through June 30, 2017, we drilled and completed one gross well and participated in drilling and completing eight gross wells in the Rocky Mountain region as compared to the period from June 30, 2015 through June 30, 2016, where we drilled 44 and completed 59 gross wells in the Rocky Mountain region and drilled and completed 8 gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated.

	Successor	Predecessor	Predecessor
	April 29, 2017 through June 30, 2017	April 1, 2017 through April 28, 2017	Three Months Ended June 30, 2016
Expenses:
Lease operating expense	$6,153	$3,203	$10,737
Gas plant and midstream operating expense	1,762	836	3,535
Severance and ad valorem taxes	2,408	1,352	4,277
Exploration	359	292	677
Depreciation, depletion and amortization	4,836	6,853	30,927
Abandonment and impairment of unproved properties	—	—	9,875
General and administrative	16,139	2,998	13,235
Operating Expenses	$31,657	$15,534	$73,263

Selected Costs ($ per Boe):
Lease operating expense	$6.45	$6.49	$5.08
Gas plant and midstream operating expense	1.85	1.69	1.67
Severance and ad valorem taxes	2.53	2.74	2.02
Exploration	0.38	0.59	0.32
Depreciation, depletion and amortization	5.07	13.89	14.62
Abandonment and impairment of unproved properties	—	—	4.67
General and administrative	16.93	6.07	6.26
Operating Expenses	$33.21	$31.47	$34.64
Lease operating expense.  Our lease operating expense decreased $1.3 million, or 12%, to $9.4 million for the Current Successor and Predecessor Quarter from $10.7 million from the Prior Predecessor Quarter and increased on an equivalent basis from $5.08 per Boe to $6.47 per Boe. The Company eliminated significant amounts of compression and reduced well services activities, resulting in decreased compression costs of $1.3 million and well servicing costs of $0.9 million during the Current Successor and Predecessor Quarter when compared to same period in 2016.
Gas plant and midstream operating expense.  Our gas plant and midstream operating expense decreased $0.9 million, or 27%, to $2.6 million for the Current Successor and Predecessor Quarter from $3.5 million for the Prior Predecessor Quarter. Gas plant and midstream operating expense per Boe increased 8% during the comparative periods due to a portion of facility costs that were fixed taken against the 32% decrease in sales volumes.
Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased 12% to $3.8 million for the Current Successor and Predecessor Quarter from $4.3 million for the Prior Predecessor Quarter. Severance and ad valorem taxes primarily correlate to revenue. Revenues decreased by 19% over the comparable periods causing the severance and ad valorem taxes to decrease.
 Exploration.  Our exploration expense was commensurate during the Current Successor and Predecessor Quarter when compared to the Prior Predecessor Quarter. The Current Successor and Predecessor Quarter exploration expense consisted primarily of delay lease rental payments, and the Prior Predecessor Quarter exploration expense consisted of $0.6 million of charges for exploratory wells for which we were unable to assign economic proved reserves.

 Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense per Boe was $5.07, $13.89 and $14.62 for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively. The Current Successor Quarter reflects the $310.6 million fair value downward adjustment to the depletable asset base upon adoption of fresh-start accounting.
Abandonment and impairment of unproved properties.  There were no abandonment and impairment of unproved properties during the Current Successor and Predecessor Quarters. The Company incurred $9.9 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the Prior Predecessor Quarter.
 General and administrative. Our general and administrative expense per Boe was $16.93, $6.07 and $6.26 for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively. The Current Successor Quarter reflects a one-time $7.1 million non-cash stock-based compensation charge from the vesting of the Company's former Chief Executive Officer's stock awards upon separation from the Company. Excluding this stock-based compensation charge results in the per Boe metrics being commensurate between the presented periods.
 Interest expense.  Our interest expense for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter was $0.2 million, $1.0 million and $16.5 million, respectively. Upon filing its petition for Chapter 11, the Company ceased accruing interest expense on its Senior Notes. The Company incurred $0.2 in commitment fees on the available borrowing base under the new revolving credit facility during the Current Successor Quarter. There was no interest expense on the Senior Notes during the Current Predecessor Quarter. Interest expense on the Senior Notes was $13.1 million for the Prior Predecessor Quarter, respectively. The Company had no outstanding debt for the Current Successor Period. Average debt outstanding for the Current Predecessor Quarter and Prior Predecessor Quarter was $305.1 million and $1.1 billion, respectively.
Reorganization items, net. Our reorganization income was $97.8 million for the Current Predecessor Quarter. Upon adoption of fresh-start accounting, the Company incurred a $412.9 million gain on settlement of liabilities subject to compromise, a $311.4 million loss on fresh-start valuation adjustments and a $3.7 million for professional fees and other charges. Please refer to Note 4 - Fresh-Start Accounting for additional discussion.

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated.

	Successor	Predecessor	Predecessor
	April 29, 2017 through June 30, 2017	January 1, 2017 through April 28, 2017	Six Months Ended June 30, 2016
Revenues:
Crude oil sales(1)	$21,059	$51,693	$79,827
Natural gas sales(2)	3,818	9,028	9,324
Natural gas liquids sales	3,237	7,867	9,553
Product revenue	$28,114	$68,588	$98,704

Sales Volumes:
Crude oil (MBbls)	484.3	1,068.5	2,465.0
Natural gas (MMcf)	1,557.2	3,336.1	6,496.0
Natural gas liquids (MBbls)	209.5	449.0	781.0
Crude oil equivalent (MBoe)(3)	953.4	2,073.5	4,328.7

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$43.48	$48.38	$32.38
Natural gas (per Mcf)	$2.45	$2.71	$1.44
Natural gas liquids (per Bbl)	$15.45	$17.52	$12.23
Crude oil equivalent (per Boe)(3)	$29.49	$33.08	$22.80

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$43.48	$48.38	$37.01
Natural gas (per Mcf)	$2.45	$2.71	$1.44
Natural gas liquids (per Bbl)	$15.45	$17.52	$12.23
Crude oil equivalent (per Boe)(3)	$29.49	$33.08	$25.44
_____________________________

(1)
There were no transportation revenues from third parties included in crude oil sales for the Current Successor Quarter. Crude oil sales includes $0.1 million and $0.3 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the Current Predecessor Period and Prior Predecessor Period, respectively.

(2)
Natural gas sales includes $0.2 million, $0.4 million and $0.7 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period, respectively.

(3)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(4)
The derivatives economically hedge the price we receive for crude oil. For the six months ended June 30, 2016, the derivative cash settlement gain for oil contracts was $11.4 million. Please refer to Note 11 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Revenues decreased for the Current Successor and Predecessor Period by 2%, to $96.7 million, compared to $98.7 million for the Prior Predecessor Period due to a combination of a 40% increase in oil equivalent pricing, offset by a 30% decrease in sales volumes. The decreased volumes are a direct result of less capital spent for drilling and completion during the last two quarters of 2016 and the first two quarters of 2017. During the period from June 30, 2016 through June 30, 2017, we drilled and completed one gross well and participated in drilling and completing eight gross wells in the Rocky Mountain region as compared to the period from June 30, 2015 through June 30, 2016, where we drilled 44 and completed 59 gross wells in the Rocky Mountain region and drilled and completed eight gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated.

	Successor	Predecessor	Predecessor
	April 29, 2017 through June 30, 2017	January 1, 2017 through April 28, 2017	Six Months Ended June 30, 2016
Expenses:
Lease operating expense	$6,153	$13,128	$24,035
Gas plant and midstream operating expense	1,762	3,541	7,324
Severance and ad valorem taxes	2,408	5,671	7,431
Exploration	359	3,699	943
Depreciation, depletion and amortization	4,836	28,065	57,306
Impairment of oil and gas properties	—	—	10,000
Abandonment and impairment of unproved properties	—	—	16,781
Unused commitments	—	993	—
General and administrative	16,139	15,092	30,920
Operating Expenses	$31,657	$70,189	$154,740

Selected Costs ($ per Boe):
Lease operating expense	$6.45	$6.33	$5.55
Gas plant and midstream operating expense	1.85	1.71	1.69
Severance and ad valorem taxes	2.53	2.73	1.72
Exploration	0.38	1.78	0.22
Depreciation, depletion and amortization	5.07	13.54	13.24
Impairment of oil and gas properties	—	—	2.31
Abandonment and impairment of unproved properties	—	—	3.88
Unused commitments	—	0.48	—
General and administrative	16.93	7.28	7.14
Operating Expenses	$33.21	$33.85	$35.75

Lease operating expense.  Our lease operating expense decreased $4.7 million, or 20%, to $19.3 million for the Current Successor and Predecessor Period from $24.0 million from the Prior Predecessor Period and increased on an equivalent basis from $5.55 per Boe to $6.37 per Boe. The Company eliminated significant amounts of compression and reduced well services activities, resulting in decreased compression costs of $3.2 million and well servicing costs of $2.7 million during the Current Successor Quarter and Current Predecessor Quarter when compared to same period in 2016.

Gas plant and midstream operating expense.  Our gas plant and midstream operating expense decreased $2.0 million, or 27%, to $5.3 million for the Current Successor and Predecessor Period from $7.3 million for the Prior Predecessor Period. Gas plant and midstream operating expense per Boe was commensurate between the comparable periods.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 9% to $8.1 million for the Current Successor and Predecessor Period from $7.4 million for the Prior Predecessor Period. Severance and ad valorem taxes primarily correlate to revenue. There was a refund received during the six months ended June 30, 2016 causing the severance and ad valorem taxes to be abnormally low during that time period.

Exploration.  During the Current Successor and Predecessor Period, we incurred $0.7 million of seismic charges for data within our Wattenberg Field, wrote off $3.0 million for abandoned location costs within our Dorcheat Macedonia and Wattenberg Fields and incurred $0.4 million in delay lease rental payments. During the six month period ended June 30, 2016, we incurred $0.8 million of charges for exploratory wells for which we were unable to assign economic proved reserves and $0.1 million in delay lease rental payments.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense per Boe was $5.07, $13.54 and $13.24 for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period, respectively. The Current Successor Period reflects the $310.6 million fair value downward adjustment to the depletable asset base upon adoption of fresh-start accounting.

Impairment of oil and gas properties. There were no impairment of oil and gas properties during the Current Successor and Predecessor Periods. The Company impaired its Dorcheat Macedonia Field by $10.0 million to the latest received bid price, while the assets were held for sale, during the Prior Predecessor Period.
Abandonment and impairment of unproved properties.  There were no abandonment and impairment of unproved properties during the Current Successor and Predecessor Periods. The Company incurred $16.8 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the Prior Predecessor Period.
Unused commitments. There were no unused commitments during the Current Successor or Prior Predecessor Periods. During the Current Predecessor Period, we incurred $1.0 million in unused commitment fees on a water supply contract in the Wattenberg Field.

General and administrative. Our general and administrative expense per Boe was $16.93, $7.28 and $7.14 for the for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period, respectively. The Current Successor Period reflects a one-time $7.1 million non-cash stock-based compensation charge from the vesting of the Company's former Chief Executive Officer's stock awards upon separation from the Company. Excluding this stock-based compensation charge results in the per Boe metrics being commensurate between the presented periods.

Interest expense.  Our interest expense for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period was $0.2 million, $5.7 million and $31.1 million, respectively. Upon filing its petition for Chapter 11, the Company ceased accruing interest expense on its Senior Notes. The Company incurred $0.2 in commitment fees on the available borrowing base under the new revolving credit facility during the Current Successor Period. Interest expense on the Senior Notes was $1.0 million and $26.1 million for the Current Predecessor Quarter and Prior Predecessor Quarter, respectively, with the remaining interest expense relating to the predecessor revolving credit facility. The Company had no outstanding debt as of June 30, 2017. Average debt outstanding for the Current Predecessor Period and Prior Predecessor Period was $657.5 million and $1.0 billion, respectively.

Reorganization items, net. Our reorganization income was $8.8 million for the Current Predecessor Period. Upon filing its petition for Chapter 11, the Company incurred a $51.2 million make-whole payment on the Senior Notes, incurred $31.7 million in legal and professional fees and wrote-off $6.2 million of debt issuance and premium costs on the Senior Notes. Upon adoption of fresh-start accounting, the Company incurred a $412.9 million gain on settlement of liabilities subject to compromise, a $311.4 million loss on fresh-start valuation adjustments and $3.7 million for professional fees and other charges. Please refer to Note 4 - Fresh-Start Accounting for additional discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically included cash from operating activities, borrowings under our revolving credit facility, proceeds from sales of assets and, from time to time, proceeds from capital market transactions, including the offering of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for our crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors.
As of June 30, 2017, our liquidity was $245.9 million, consisting of cash on hand of $54.2 million and $191.7 million of available borrowing capacity on the new revolving credit facility. Please refer to Note 6 - Long-term Debt in Part I, Item 1 above for additional discussion.
On April 7, 2017, the Company's Plan was confirmed by the Bankruptcy Court, and the Plan became effective on April 28, 2017. Upon emergence from bankruptcy, we (i) executed the new revolving credit facility with an initial borrowing base of $191.7 million and with a March 31, 2021 maturity date and (ii) issued new common stock as part of the $200.0 million rights offering and the $7.5 million transaction with the ad hoc equity committee. Please refer to Note 3 - Chapter 11 Proceedings and Emergence for additional discussion.

The new board of directors approved a capital program of $120.0 million to 130.0 million. We anticipate investing $96.0 million to $106.0 million on drilling and completion and $24.0 million on infrastructure.
Our weighted-average interest rates (excluding amortization of deferred financing costs) on borrowings from our revolving credit facility were 0.50% and 2.54%, respectively, for the six months ended June 30, 2017 and 2016. The Company incurred commitment fees during the six months ended June 30, 2017 and 2016 of $0.2 million and $0.5 million, respectively.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands).

	Successor	Predecessor	Predecessor
	April 29, 2017 through June 30, 2017	January 1, 2017 through April 28, 2017	Six Months Ended June 30, 2016
Net cash (used in) provided by operating activities	$(3,833)	$(19,884)	$14,756
Net cash used in investing activities	(10,058)	(5,904)	(58,065)
Net cash (used in) provided by financing activities	(2,080)	15,406	192,139
Cash and cash equivalents	54,212	70,183	170,171
Acquisition of oil and gas properties	4,982	445	816
Exploration and development of oil and gas properties	4,913	5,123	42,753
Cash flows (used in) provided by operating activities
 The Current Successor Period included cash receipts and disbursements attributable to our normal operating cycle. The Current Predecessor Period contained the reorganization costs along with our normal operating receipts and disbursements. The increase in cash flows expended from operating activities resulted primarily from reorganization costs. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. Net cash used in investing activities for the Current Successor and Predecessor Periods decreased as compared to the Prior Predecessor Period. The Company spent $9.9 million, $5.6 million and $43.6 million, respectively, in the Current Successor and Predecessor Periods and the Prior Predecessor Period on the exploration, development and acquisition of oil and gas properties.
Cash flows (used in) provided by financing activities
Net cash used by financing activities for the Current Successor Period consisted of employee tax withholdings in exchange for the return of common stock. Net cash provided by financing activities for the Current Predecessor Period consisted of proceeds from the rights offering of $207.5 million net of the $191.7 million repayment to the predecessor revolving credit facility. Net cash provided by financing activities for the Prior Predecessor Period consisted of borrowings of $209.0 million on the predecessor revolving credit facility.
New Accounting Pronouncements

Please refer to Note 2 — Basis of Presentation under Part I, Item 1 of this report for any recently issued or adopted accounting standards.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2016 Form 10-K.

Effects of Inflation and Pricing

Inflation in the United States increased slightly over the past few years, which did not have a material impact on our results of operations for any of the periods presented within this report. Although the impact of inflation has been relatively insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

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

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements.

Contractual Obligations

The table below reflects contractual obligations and commitments as of June 30, 2017:

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Contractual Obligation
Delivery commitments(1)	154,541	4,848	47,000	57,258	45,435
Office lease	5,799	999	2,444	2,356	—
Asset retirement obligation	81,581	2,110	12,795	4,360	62,316
Total	$241,921	$7,957	$62,239	$63,974	$107,751
_____________________________
(1) The above calculation is based on the minimum volume commitment schedule (as defined in the new NGL agreement) and applicable differential fees.
There were no material changes in our contractual obligations and other commitments as disclosed in our 2016 Form 10-K other than the termination and modification of our two oil purchase agreements, the new office lease and the reset of our asset retirement obligation, which went into effect upon emergence from bankruptcy. Please refer to Note 7 - Commitments and Contingencies under Part I, Item 1 of this report for additional discussion.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various statements, including those that express belief, expectation or intention, as well as those that are not statements of historic fact, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” “plan,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events.

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
In the past, we have entered into various types of derivative instruments, including commodity price swaps, costless collars, put options, and basis protection swaps to mitigate a portion of our exposure to fluctuations in commodity prices. Our debt defaults and the commencement of our Chapter 11 Cases were events of default under our derivative master agreements thereby providing our derivative counterparties the right to terminate all our derivative positions. As a result, then-existing derivative positions were terminated in the fourth quarter of 2016.
Interest Rates
As of June 30, 2017, we had no borrowings outstanding under our new revolving credit facility. Borrowings under our new revolving credit facility bear interest at a fluctuating rate that is tied to an adjusted bank base rate or London Interbank Offered Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of the Effective Date of our restructuring, April 28, 2017, all principal and accrued interest related to the revolving credit facility was paid in full.
Counterparty and Customer Credit Risk

As of June 30, 2017, we did not have any derivative contracts in place. Subsequent to June 30, 2017, we entered into commodity derivative contracts with two lenders under our new revolving credit facility who have an investment grade credit rating. In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions.
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

Item 4.    Controls and Procedures.
 Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The Company filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code on January 4, 2017. The Company's Plan as contemplated within the Bankruptcy Court was confirmed on April 7, 2017, and the Company's Plan became effective on April 28, 2017.

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
In addition, upon our emergence from bankruptcy, we adopted fresh-start accounting, as a consequence of which our assets and liabilities were adjusted to fair value and our accumulated deficit was restated to zero. Accordingly, our future financial conditions and results of operations following our emergence are not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our common stock.
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
The ability to attract and retain key personnel, including a permanent Chief Executive Officer, is critical to the success of our business and may be affected by our emergence from bankruptcy.
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
On June 11, 2017, Richard J. Carty resigned from his role as President and Chief Executive Officer of the Company. The Company's board of directors is currently conducting a search for a new Chief Executive Officer. There is no guarantee as to how quickly a new Chief Executive Officer will be selected, and we could experience significant declines in productivity during the period of time prior to that selection.
Upon our emergence from bankruptcy, the composition of our board of directors changed significantly.
Pursuant to the Plan, the composition of our board of directors changed significantly. Our current Board is made up of six directors, of which five had not previously served on the Board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended June 30, 2017.

 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended June 30, 2017.

				Maximum
			Total Number of	Number of
	Total		Shares	Shares that May
	Number of	Average Price	Purchased as Part of	Be Purchased
	Shares	Paid per	Publicly Announced	Under Plans or
	Purchased(1)	Share	Plans or Programs	Programs
April 1, 2017 - April 28, 2017 (Predecessor)	665	$0.87	—	—

April 29, 2017 - May 31, 2017 (Successor)	—	$—	—	—
June 1, 2017 - June 30, 2017 (Successor)	64,194	$31.28	—	—
Total	64,859	$30.97	—	—
____________________________________________________________________________

(1)
Represents shares that employees surrendered back to us that equaled in value the amount of taxes required for payroll tax withholding obligations upon the vesting of equity awards under the Predecessor and Successor LTIP. These repurchases were not part of a publicly announced plan or program to repurchase shares of our common stock, nor do we have a publicly announced plan or program to repurchase shares of our common stock.

Our new revolving credit facility provides for restrictions on the payment of dividends.
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

As previously disclosed, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. On April 28, 2017, the obligations of the Company and its subsidiaries with respect to these notes were canceled.
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

BONANZA CREEK ENERGY, INC.

Date:	August 8, 2017	By:	/s/ R. Seth Bullock
R. Seth Bullock
Interim Chief Executive Officer
(principal executive officer)

		By:	/s/ Scott A. Fenoglio
Scott A. Fenoglio
Senior Vice President, Finance & Planning
(principal financial officer)