Form 10-Q
period 2017-09-30
Bonanza Creek Energy, Inc.
filed 2017-11-09
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2017, the registrant had 20,453,549 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except per share amounts)

	Successor	Predecessor
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$31,096	$80,565
Accounts receivable:
Oil and gas sales	25,443	14,479
Joint interest and other	4,488	6,784
Prepaid expenses and other	5,032	5,915
Inventory of oilfield equipment	3,270	4,685
Derivative assets	48	—
Total current assets	69,377	112,428
Property and equipment (successful efforts method):
Proved properties	508,955	2,525,587
Less: accumulated depreciation, depletion and amortization	(10,771)	(1,694,483)
Total proved properties, net	498,184	831,104
Unproved properties	183,534	163,369
Wells in progress	44,049	18,250
Other property and equipment, net of accumulated depreciation of $560 in 2017 and $11,206 in 2016	6,163	6,245
Total property and equipment, net	731,930	1,018,968
Long-term derivative assets	6	—
Other noncurrent assets	2,750	3,082
Total assets	$804,063	$1,134,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 5)	$50,848	$61,328
Oil and gas revenue distribution payable	19,828	23,773
Derivative liability	2,044	—
Revolving credit facility - current portion (note 6)	—	191,667
Senior Notes - current portion (note 6)	—	793,698
Total current liabilities	72,720	1,070,466

Long-term liabilities:
Ad valorem taxes	8,531	14,118
Derivative liability	772	—
Asset retirement obligations for oil and gas properties	28,973	30,833
Total liabilities	110,996	1,115,417

Commitments and contingencies (note 7)

Stockholders’ equity:
Predecessor preferred stock, $.001 par value, 25,000,000 shares authorized, none outstanding as of December 31, 2016	—	—
Predecessor common stock, $.001 par value, 225,000,000 shares authorized, 49,660,683 issued and outstanding as of December 31, 2016	—	49
Successor preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding as of September 30, 2017	—	—
Successor common stock, $.01 par value, 225,000,000 shares authorized, 20,453,444 issued and outstanding as of September 30, 2017	4,286	—
Additional paid-in capital	688,033	814,990
Accumulated earnings (deficit)	748	(795,978)
Total stockholders’ equity	693,067	19,061
Total liabilities and stockholders’ equity	$804,063	$1,134,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Operating net revenues:
Oil and gas sales	$45,232	$49,325
Operating expenses:
Lease operating expense	9,643	9,893
Gas plant and midstream operating expense	3,265	2,874
Severance and ad valorem taxes	2,434	4,100
Depreciation, depletion and amortization	7,350	27,296
Abandonment and impairment of unproved properties	—	7,682
Unused commitments	—	1,688
General and administrative (including $2,646 and $1,863, respectively, of stock-based compensation)	15,181	18,671
Total operating expenses	37,873	72,204
Income (loss) from operations	7,359	(22,879)
Other income (expense):
Derivative gain (loss)	(2,762)	2,206
Interest expense	(265)	(15,142)
Other income (loss)	(4)	913
Total other expense	(3,031)	(12,023)
Income (loss) from operations before taxes	4,328	(34,902)
Income tax benefit (expense)	—	—
Net income (loss)	$4,328	$(34,902)

Comprehensive income (loss)	$4,328	$(34,902)

Basic net income (loss) per common share	$0.21	$(0.71)

Diluted net income (loss) per common share	$0.21	$(0.71)

Basic weighted-average common shares outstanding	20,439	49,324

Diluted weighted-average common shares outstanding	20,447	49,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Successor	Predecessor	Predecessor
	April 29, 2017 through September 30, 2017	January 1, 2017 through April 28, 2017	Nine Months Ended September 30, 2016
Operating net revenues:
Oil and gas sales	$73,346	$68,589	$148,029
Operating expenses:
Lease operating expense	15,796	13,128	33,928
Gas plant and midstream operating expense	5,027	3,541	10,198
Severance and ad valorem taxes	4,842	5,671	11,531
Exploration	359	3,699	943
Depreciation, depletion and amortization	12,186	28,065	84,602
Impairment of oil and gas properties	—	—	10,000
Abandonment and impairment of unproved properties	—	—	24,463
Unused commitments	—	993	3,460
General and administrative (including $10,595, $2,116 and $7,249, respectively, of stock-based compensation)	31,320	15,092	49,591
Total operating expenses	69,530	70,189	228,716
Income (loss) from operations	3,816	(1,600)	(80,687)
Other income (expense):
Derivative loss	(2,762)	—	(11,724)
Interest expense	(460)	(5,656)	(46,216)
Reorganization items, net (note 4)	—	8,808	—
Gain on termination fee (note 2)	—	—	6,000
Other income	154	1,108	1,011
Total other income (expense)	(3,068)	4,260	(50,929)
Income (loss) from operations before taxes	748	2,660	(131,616)
Income tax benefit (expense)	—	—	—
Net income (loss)	$748	$2,660	$(131,616)

Comprehensive income (loss)	$748	$2,660	$(131,616)

Basic net income (loss) per common share	$0.04	$0.05	$(2.67)

Diluted net income (loss) per common share	$0.04	$0.05	$(2.67)

Basic weighted-average common shares outstanding	20,410	49,559	49,244

Diluted weighted-average common shares outstanding	20,438	50,971	49,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Earnings (Deficit)	Total
Balances, December 31, 2016 (Predecessor)	49,660,683	$49	$814,990	$(795,978)	$19,061
Restricted common stock issued	767,848	1	—	—	1
Restricted common stock forfeited	(5,134)	—	—	—	—
Restricted stock used for tax withholdings	(318,180)	(1)	(427)	—	(428)
Fair value of equity issued to existing common stockholders	—	—	(23,410)	—	(23,410)
Stock-based compensation	—	—	2,116	—	2,116
Net Income	—	—	—	2,660	2,660
Balances, April 28, 2017 (Predecessor)	50,105,217	$49	$793,269	$(793,318)	$—
Cancellation of Predecessor equity	(50,105,217)	(49)	(793,269)	793,318	—
Balances, April 28, 2017 (Predecessor)	—	—	—	—	—
Issuance of Successor equity	20,356,071	4,285	679,836	—	684,121

Balances, April 28, 2017 (Successor)	20,356,071	4,285	679,836	—	684,121
Restricted common stock issued	173,047	1	—	—	1
Restricted stock used for tax withholdings	(75,674)	—	(2,398)	—	(2,398)
Stock-based compensation	—	—	10,595	—	10,595
Net Income	—	—	—	748	748
Balances, September 30, 2017	20,453,444	$4,286	$688,033	$748	$693,067
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Successor	Predecessor	Predecessor
	April 29, 2017 through September 30, 2017	January 1, 2017 through April 28, 2017	Nine Months Ended September 30, 2016

Cash flows from operating activities:
Net income (loss)	$748	$2,660	$(131,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,186	28,065	84,602
Non-cash reorganization items	—	(44,160)	—
Impairment of oil and gas properties	—	—	10,000
Abandonment and impairment of unproved properties	—	—	24,463
Well abandonment costs and dry hole expense	74	2,931	905
Stock-based compensation	10,595	2,116	7,249
Amortization of deferred financing costs and debt premium	—	374	2,705
Derivative loss	2,762	—	11,724
Derivative cash settlements	—	—	15,749
Other	7	18	127
Changes in current assets and liabilities:
Accounts receivable	(2,027)	(6,640)	29,442
Prepaid expenses and other assets	(80)	963	(1,047)
Accounts payable and accrued liabilities	(11,910)	(5,880)	(23,252)
Settlement of asset retirement obligations	(936)	(331)	(473)
Net cash (used in) provided by operating activities	11,419	(19,884)	30,578
Cash flows from investing activities:
Acquisition of oil and gas properties	(5,074)	(445)	(919)
Exploration and development of oil and gas properties	(42,355)	(5,123)	(47,491)
Payments of contractual obligation	—	—	(12,000)
(Increase) decrease in restricted cash	(12)	118	(7,707)
Additions to property and equipment - non oil and gas	(667)	(454)	(106)
Net cash used in investing activities	(48,108)	(5,904)	(68,223)
Cash flows from financing activities:
Proceeds from credit facility	—	—	209,000
Payments to credit facility	—	(191,667)	(58,667)
Proceeds from sale of common stock	—	207,500	—
Payment of employee tax withholdings in exchange for the return of common stock	(2,398)	(427)	(283)
Deferred financing costs	—	—	(316)
Net cash (used in) provided by financing activities	(2,398)	15,406	149,734
Net change in cash and cash equivalents	(39,087)	(10,382)	112,089
Cash and cash equivalents:
Beginning of period	70,183	80,565	21,341
End of period	$31,096	$70,183	$133,430
Supplemental cash flow disclosure:
Cash paid for interest	$455	$3,509	$39,235
Cash paid for reorganization items	$—	$52,968	$—
Changes in working capital related to drilling expenditures	$9,325	$3,360	$(27,952)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - ORGANIZATION AND BUSINESS
Bonanza Creek Energy, Inc. (“BCEI” or, together with our consolidated subsidiaries, the “Company”) is engaged primarily in acquiring, developing, exploiting and producing oil and gas properties. The Company's assets and operations are concentrated primarily in the Wattenberg Field in Colorado and in the Dorcheat Macedonia Field in southern Arkansas.
NOTE 2 - BASIS OF PRESENTATION
     These statements have been prepared in accordance with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information with the condensed consolidated balance sheets (“balance sheets”) and the condensed consolidated statements of cash flows (“statements of cash flows”) as of and for the period ended December 31, 2016, being derived from audited financial statements. The quarterly financial statements included herein do not necessarily include all of the disclosures as may be required under generally accepted accounting principles for complete financial statements. Except as disclosed herein, and with the exception of information in this report related to our emergence from Chapter 11 and fresh-start accounting, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. As described below, however, such prior financial statements are not comparable to our interim financial statements due to the adoption of fresh-start accounting. The results of operations for the quarter are not necessarily indicative of the results to be expected for the full fiscal year. The Company evaluated events subsequent to the balance sheet date of September 30, 2017, and through the filing date of this report.
On January 4, 2017, the Company and certain of its subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions,” and the cases commenced thereby, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue the Debtors’ Joint Prepackaged Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as proposed, the “Plan”). The Bankruptcy Court granted the Debtors' motion seeking to administer all of the Debtors' Chapter 11 Cases jointly under the caption In re Bonanza Creek Energy, Inc., et al (Case No. 17-10015). The Debtors received bankruptcy court confirmation of their Plan on April 7, 2017, and emerged from bankruptcy on April 28, 2017 (the “Effective Date”). Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession during a portion of the nine months ended September 30, 2017. As such, certain aspects of the bankruptcy proceedings of the Company and related matters are described below in order to provide context and explain part of our financial condition and results of operations for the period presented.
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
Subsequent to January 4, 2017 and through the date of emergence, all expenses, gains and losses directly associated with the reorganization are reported as reorganization items, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (“statements of operations”).
References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to April 28, 2017. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company on or prior to April 28, 2017. References to “Current Successor Period” relates to the period of April 29, 2017 through September 30, 2017. References to “Current Predecessor Period” relate to the period of January 1, 2017 through April 28, 2017. References to "Prior Predecessor Period" relate to the nine months ended September 30, 2016.
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
Assets Held for Sale
The Company had its ownership interests in RMI and all assets within the Mid-Continent region as held for sale during a portion of the nine months ended September 30, 2016. Upon the termination of the previously reported purchase and sale agreement of its RMI interest in the first quarter of 2016, the Company received $6.0 million as shown in the gain on termination fee line item in the accompanying statements of operations. During the nine months ended September 30, 2016, the Company recorded an impairment of oil and gas properties of $10.0 million based on the latest received bid at the time for its Mid-Continent assets. The Company moved these assets back into held for use during the second quarter of 2016.
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
Recently Issued Accounting Standards
Effective January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“Update”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify the current guidance for stock compensation. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. As of January 1, 2017, and thereafter, the Company did not have excess tax benefits associated with its stock compensation, and therefore, there was no tax impact upon adoption of this standard. In addition, the employee taxes paid on the statement of cash flows when shares were withheld for taxes have already been classified as a financing activity, therefore, there was no cash flow statement impact upon adoption of this standard. This standard allowed Company's to elect to account for forfeitures as they occurred or estimate the number of awards that will vest. The Company elected to account for forfeitures as they occur, resulting in a minimal impact upon adoption of this standard.
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
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) for the recognition of revenue from contracts with customers. Several additional related updates have been issued. Based on assessments performed to date, the standard is not expected to have a material effect on the timing of the Company's revenue recognition or its financial position, net income, or cash flows, but is expected to have an impact on the Company's revenue-related disclosures. The Company has assessed all of its revenue contracts and is in the process of implementing appropriate changes to its business processes, systems and controls to support the recognition and disclosure requirements of this guidance. This guidance also includes provisions regarding future revenues and expenses under a gross-versus-net presentation. Currently, the Company presents the majority of its revenues and expenses impacted by this guidance on a net basis. Upon adoption of this guidance, the Company will present its revenues and expenses covered under this guidance on a gross basis. This guidance is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company will adopt this guidance on January 1, 2018, using the modified retrospective approach with a cumulative adjustment to retained earnings as necessary.
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
On January 4, 2017, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Debtors received bankruptcy court confirmation of their Plan on April 7, 2017, and emerged from bankruptcy on April 28, 2017.
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
Plan of Reorganization
On the Effective Date, the Senior Notes and existing common shares of the Company (“existing common shares”) were canceled, and the reorganized Company issued: (i) new common stock; (ii) three year warrants (“warrants”); and (iii) rights (the “subscription rights”) to acquire the new common shares offered in connection with the rights offering (the “rights offering”), each of which will be distributed as set forth below;

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

•	the Company reserved 2,467,430 shares of the new common stock for issuance under its 2017 Long Term Incentive Plan (“LTIP”).
Pursuant to the terms of the approved Plan the following transactions were completed on the Effective Date;

•	the Company paid Silo Energy, LLC (“Silo”) the contract settlement amount of $7.2 million in full;

•	with respect to the predecessor revolving credit facility, dated March 29, 2011 (the “predecessor revolving credit facility”), principal, accrued interest and fees of $193.7 million were paid in full;

•	the Company paid $1.6 million for the 2016 Short Term Incentive Plan (“2016 STIP”) to various employees;

•	the Company funded an escrow account in the amount of $17.2 million for professional service fees attributable to its advisers;

•	the Company paid $13.8 million for professional services attributable to advisers of third parties involved in the bankruptcy proceedings;

•	the Company emerged with cash on hand of $70.2 million for operations; and

•	the Company amended its articles of incorporation and bylaws for the authorization of the new common stock.
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
NOTE 4 - FRESH-START ACCOUNTING
Upon the Company's emergence from Chapter 11 bankruptcy, the Company adopted fresh-start accounting, pursuant to FASB Accounting Standards Codification (“ASC”) 852, Reorganizations, and applied the provisions thereof to its financial statements. The Company qualified for fresh-start accounting because: (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company; and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh-start accounting as of April 28, 2017, when it emerged from bankruptcy protection. Adopting fresh-start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit as of the fresh-start reporting date. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the Successor Company caused a related change of control of the Company under ASC 852.

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
The Company's reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long-term debt, other interest bearing liabilities and shareholders’ equity less total cash and cash equivalents. In support of the Plan, the enterprise value of the Successor Company was estimated and approved by the Bankruptcy Court to be in the range of $570.0 million to $680.0 million. Based on the estimates and assumptions used in determining the enterprise value, as further discussed below, the Company estimated the enterprise value to be approximately $643.0 million. This valuation analysis was prepared with the assistance of an independent third-party consultant utilizing reserve information prepared by the Company's internal reserve engineers, internal development plans and schedules, other internal financial information and projections and the application of standard valuation techniques including risked net asset value analysis and comparable public company metrics.
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
The Company follows the lower of cost or net realizable value when valuing inventory of oilfield equipment. The valuation of the inventory of oilfield equipment as of the Effective Date did not yield a material difference from the Company's carrying value immediately prior to emergence from bankruptcy; as such, there was no valuation adjustment recorded.
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
(4) On the Effective Date, the obligations of the Company with respect to the Senior Notes were canceled. Liabilities subject to compromise were settled as follows in accordance with the Plan (in thousands):

Senior Notes	$800,000
Accrued interest on Senior Notes (pre-petition)	14,879
Make-whole payment on Senior Notes	51,185
Silo contract settlement accrual	7,228
Total liabilities subject to compromise of the predecessor	873,292

Rights offering	200,000
Fair value of equity issued to creditors, excluding equity issued to existing equity holders	(653,212)
Payment of Silo contract settlement	(7,228)
Gain on settlement of liabilities subject to compromise	412,852

Payment on revolving credit facility fees and remaining unaccrued 2016 STIP	(1,007)

Total reorganization items at emergence	$411,845

Issuance of warrants to existing shareholders	$(4,081)
Proceeds from ad hoc equity committee	7,500
Issuance of shares to existing shareholders	(26,828)
Total reorganization adjustments to retained deficit	$388,436
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

Reorganization Items, Net
Reorganization items represent liabilities settled, net of amounts incurred subsequent to the Chapter 11 filing as a direct result of the Plan and are classified as Reorganization items, net in our statements of operations. The following table summarizes reorganization items (in thousands):

Fresh-start related:
Gain on settlement of liabilities subject to compromise	$412,852
Payment on revolving credit facility fees and remaining unaccrued 2016 STIP	(1,007)
Fresh-start valuation adjustments	(311,361)
Total fresh-start reorganization items, net	$100,484
Current predecessor quarter professional fees and other	(2,673)
Current predecessor quarter reorganization items, net	97,811
Prior period reorganization:
Legal and professional fees and expenses	(31,662)
Write-off of debt issuance and premium costs	(6,156)
Make-whole payment on Senior Notes	(51,185)
Total prior-period reorganization items, net	$(89,003)

Total reorganization items, net	$8,808
NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	Successor	Predecessor
	As of September 30, 2017	As of December 31, 2016
Drilling and completion costs	$15,100	$2,415
Accounts payable trade	7,271	1,140
Accrued general and administrative cost	6,836	17,539
Lease operating expense	3,607	2,895
Accrued interest	—	14,209
Silo contract settlement accrual	—	7,228
Production and ad valorem taxes and other	18,034	15,902
Total accounts payable and accrued expenses	$50,848	$61,328
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

Long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	As of September 30, 2017	As of December 31, 2016(1)
Revolving credit facility	$—	$191,667
6.75% Senior Notes due 2021	—	500,000
Unamortized premium on 6.75% Senior Notes	—	5,165
5.75% Senior Notes due 2023	—	300,000
Less debt issuance costs - Senior Notes	—	(11,467)
Total debt, net	—	985,365
Less current portion	—	(985,365)
Total long-term debt	$—	$—
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
New Revolving Credit Facility
On the Effective Date, the Company entered into a new revolving credit facility, as the borrower, with KeyBank National Association, as the administrative agent, and certain lenders party thereto (the “new revolving credit facility”). The new borrowing base of $191.7 million is redetermined semiannually, as early as April and October of each year, with the first redetermination set to occur in April of 2018. The new revolving credit facility matures on March 31, 2021. The Company has yet to draw on the revolving credit facility.
The new revolving credit facility restricts, among other items, certain dividend payments, additional indebtedness, asset sales, loans, investments and mergers. The new revolving credit facility also contains certain financial covenants, which require the maintenance of certain financial and leverage ratios, as defined by the revolving credit facility. The new credit facility states that beginning with the fiscal quarter ending September 30, 2017, and each following fiscal quarter through the maturity of the new revolving credit facility, the Company's leverage ratio of indebtedness to EBITDAX is not to exceed 3.50 to 1.00. Beginning also with the fiscal quarter ending September 30, 2017, and each following fiscal quarter, the Company must maintain a minimum current ratio of 1.00 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00 as of the end of the respective fiscal quarter. The new revolving credit facility also requires the Company maintain a minimum asset coverage ratio of 1.35 to 1.00 as of the fiscal quarters ending September 30, 2017 and December 31, 2017. The minimum asset coverage ratio is only applicable until the first redetermination in April of 2018. As of September 30, 2017, and through the filing date of this report, the Company was in compliance with all of the new revolving credit facility covenants.
 The new revolving credit facility provides for interest rates plus an applicable margin to be determined based on LIBOR or a base rate, at the Company’s election. LIBOR borrowings bear interest at LIBOR, plus a margin of 3.00% to 4.00% depending on the utilization level, and the base rate borrowings bear interest at the “Bank Prime Rate,” as defined in the new revolving credit facility, plus a margin of 2.00% to 3.00% depending on the utilization level.
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
As previously described in the Company’s 2016 Annual Report on Form 10-K, the Company and the Colorado Department of Public Health and Environment (“CDPHE”) have discussed settlement terms regarding a compliance advisory issued to the Company for certain storage tank facilities located in the Wattenberg Field with respect to applicable air quality regulations. Effective October 3, 2017, the Company and the CDPHE entered into a compliance order in consent (“COC”) resolving the matters addressed by the compliance advisory. Pursuant to the terms of the COC, the Company paid an administrative penalty of $0.2 million. The COC further sets forth compliance requirements and criteria for continued operations and contains provisions regarding, e.g., record-keeping, modifications to the COC, circumstances under which the COC may terminate with respect to certain wells and facilities, and the sale or transfer of operational or ownership interests. In order to be in compliance, the Company currently anticipates spending $1.7 million in 2017, $1.9 million in 2018, and $3.1 million for 2019 through 2022. The COC can be terminated after four years with a showing of substantial compliance.
Commitments
Upon emergence from bankruptcy, the new purchase agreement to deliver fixed determinable quantities of crude oil with NGL (the “new NGL agreement”) became effective and the original purchase agreement with NGL was canceled. The terms of the new NGL agreement consists of defined volume commitments over an initial seven-year term. Under terms of the new NGL agreement, the Company will be required to make periodic deficiency payments for any shortfalls in delivering minimum volume commitments, which are set in six-month periods beginning in January 2018. There are no minimum volume commitments for the year ending December 31, 2017. During 2018, the average minimum volume commitment will be approximately 10,100 barrels per day and increases by approximately 41% from 2018 to 2019 and approximately 3% each year for the remainder of the contract, to a maximum of approximately 16,000 barrels per day. The aggregate financial commitment fee over the seven-year term, based on the minimum volume commitment schedule (as defined in the agreement) and the applicable differential fee, is $154.5 million as of September 30, 2017. Upon notifying NGL at least twelve months prior to the expiration date of the new NGL agreement, the Company may elect to extend the term of the new NGL agreement for up to three additional years.
In October 2014, the Company entered into a purchase agreement to deliver fixed determinable quantities of crude oil to Silo. This agreement went into effect during the second quarter of 2015 for 12,580 barrels per day over an initial five-year term. While the volume commitment could be met with Company volumes or third-party volumes, delegated by the Company, the Company was required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments. As confirmed in the Plan, the Company terminated its purchase agreement with Silo on February 1, 2017, and entered into a settlement agreement pursuant to which Silo received $21.0 million. Specifically, the settlement allowed Silo to: (i) retain the $5.0 million adequate assurance deposit it maintained; (ii) retain the Company's $8.7 million crude oil revenue receivable due to the Company for December 2016 production; and (iii) receive additional cash payment of $7.2 million, which was paid on the Effective Date. The $21.0 million settlement was expensed during 2016.
The Company rejected its Denver office lease, which was confirmed in the Plan. On April 29, 2017, the Company entered into a new office lease agreement to rent office facilities. The lease is non-cancelable and expires in February 2022.
The annual minimum commitment payments on the new NGL agreement and the new office lease for the next five years as of September 30, 2017 are presented below (in thousands):

	NGL Commitments(1)	Office Lease Commitments	Total
2017	$—	$234	$234
2018	15,692	1,078	16,770
2019	22,176	1,224	23,400
2020	27,949	1,335	29,284
2021	28,791	1,423	30,214
2022 and thereafter	59,933	240	60,173
Total	$154,541	$5,534	$160,075
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
NOTE 8 - STOCK-BASED COMPENSATION
Predecessor Long Term Incentive Plan

Upon emergence from bankruptcy, the Company's existing restricted stock, performance stock units and LTIP units (“predecessor awards”) were canceled. Stock compensation expense for predecessor awards was $2.1 million, $1.9 million, and $7.2 million for the Current Predecessor Period and the three and nine months ended September 30, 2016, respectively. Compensation expense associated with predecessor awards was recognized as general and administrative expense.

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

The Company granted 389,102 RSUs with a fair value $13.4 million during the Current Successor Period. Total expense recorded for RSUs, inclusive of the board of director grants, for the three months ended September 30, 2017 and the

Current Successor Period was $1.8 million and $7.1 million, respectively. As of September 30, 2017, unrecognized compensation cost was $8.0 million and will be amortized through 2020.

A summary of the status and activity of non-vested restricted stock units for the Current Successor Period is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of Current Successor Period	—	$—
Granted	452,996	$34.69
Vested	(173,047)	$34.19
Forfeited	(15,054)	$34.36
Non-vested at end of Current Successor Period	264,895	$34.92
Stock Options
The new LTIP allows the issuance of stock options to the Company's employees at the sole discretion of the board of directors. Options expire ten years from the grant date unless otherwise determined by the board of directors. Compensation expense on the stock options are recognized as general and administrative expense over the vesting period of the award.
The Company granted 389,102 stock options with a fair value $6.8 million during the Current Successor Period. Total expense recorded for stock options for the three months ended September 30, 2017 and the Current Successor Period was $0.8 million and $3.5 million. As of September 30, 2017, unrecognized compensation cost was $3.0 million and will be amortized through 2020.
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
A summary of the status and activity of non-vested stock options for the Current Successor Period is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of Current Successor Period	—	$—	—	$—
Granted	389,102	34.36	—	$—
Exercised	—	—	—	—
Forfeited	(152,905)	34.36	6.0	$—
Outstanding at end of Current Successor Period	236,197	$34.36	6.0	$—

A summary of additional information related to options outstanding as of September 30, 2017 is presented below:

Exercise Price	Number of Options Outstanding and Exercisable	Weighted-Average Remaining Contractual Life (in days)
$34.36	35,196	54

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
There were no financial or non-financial assets or liabilities recorded at fair value as of September 30, 2017. The following table presents the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and their classification within the fair value hierarchy (in thousands):

	Predecessor
	As of December 31, 2016
	Level 1	Level 2	Level 3
Unproved properties(1)	$—	$—	$162,682
Asset retirement obligations(2)	$—	$—	$3,145
____________________________

(1)	Represents non-financial assets that are measured at fair value on a nonrecurring basis. Please refer to the Unproved Oil and Gas Properties sections below for additional discussion.

(2)
Represents the revision to estimates of the asset retirement obligation, which is a non-financial liability that is measured at fair value on a nonrecurring basis. Please refer to the Asset Retirement Obligation section below for additional discussion.

Proved Oil and Gas Properties
Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. Depending on the availability of data, the Company uses Level 3 inputs and either the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management, or the market valuation approach. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: (i) estimates of future cash payments; (ii) expectations of possible variations in the amount and/or timing of cash flows; and (iii) the risk premium and nonperformance risk. The price forecast is based on the Company's internal budgeting model derived from the NYMEX strip pricing, adjusted for management estimates and basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved property impairments during the nine months ended September 30, 2017. The Company impaired its oil and gas properties in the Mid-Continent region, which had a carrying value of $110.0 million to its fair value of $100.0 million, and recognized an impairment of $10.0 million for the year ended December 31, 2016.

Upon emergence from bankruptcy, the Company valued its proved oil and gas properties at $500.5 million, which has subsequently been depleted.
Unproved Oil and Gas Properties
 Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. To measure the fair value of unproved properties, the Company uses Level 3 inputs and the income valuation technique, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, remaining lease life and estimated reserve values. There were no unproved oil and gas property impairments during the nine months ended September 30, 2017. The Company impaired non-core acreage in the Wattenberg Field due to leases expiring, which had a carrying value of $187.4 million to their fair value of $162.7 million, and recognized an impairment of unproved properties for the year ended December 31, 2016 of $24.7 million.
Upon emergence from bankruptcy, the Company valued its unproved oil and gas properties at $178.5 million, which has subsequently increased due to acquired acreage in the Current Successor Period.
Asset Retirement Obligation
The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value as of September 30, 2017. The Company had $3.1 million of asset retirement obligations recorded at fair value as of December 31, 2016.
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

Upon the Company's emergence from bankruptcy, as discussed in Note 3 - Chapter 11 Proceedings and Emergence and Note 4 - Fresh-Start Accounting, the Company applied fresh-start accounting. This included adjusting the asset retirement obligations based on the estimated fair values at April 28, 2017. The following provides a roll-forward of our asset retirement obligations (in thousands):

Beginning balance as of December 31, 2016 (Predecessor)	$30,833
Liabilities settled	(218)
Accretion expense	1,045
Ending balance as of April 28, 2017 (Predecessor)	$31,660

Fair value fresh-start adjustment	$(2,599)

Beginning balance as of April 29, 2017 (Successor)	$29,061
Liabilities settled	(936)
Accretion expense	848
Ending balance as of September 30, 2017 (Successor)	$28,973
Revisions to the liability could occur due to changes in the estimated economic lives, abandonment costs of the wells, inflation rates, credit-adjusted risk-free rates, and newly enacted regulatory requirements.
NOTE 11 - DERIVATIVES
The Company enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows. The Company’s derivatives include oil and gas swap arrangements and cashless collars, none of which qualify as having hedging relationships for accounting purposes.
Due to the Company being in default on the predecessor revolving credit facility, all of the Company's previous derivative contracts were terminated during the fourth quarter of 2016.

As of September 30, 2017, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Bbls/day	Weighted Avg. Price per Bbl	MMBTU/day	Weighted Avg. Price per MMBTU
4Q17
Cashless Collar	2,000	$41.50/$51.00	2,600	$3.00/$3.30
Swap	2,000	$51.86	—	—
1Q18
Cashless Collar	2,000	$42.00/$52.50	5,600	$2.75/$3.43
Swap	2,000	$51.61	6,000	$3.36
2Q18
Cashless Collar	2,000	$42.00/$52.50	5,600	$2.75/$3.43
Swap	2,000	$51.61	—	—
3Q18
Cashless Collar	2,000	$43.00/$53.50	5,600	$2.75/$3.43
Swap	1,000	$51.15	—	—
4Q18
Cashless Collar	2,000	$43.00/$53.50	5,600	$2.75/$3.43
Swap	1,000	$51.15	—	—
1Q19
Cashless Collar	2,000	$43.00/$54.53	2,600	$2.75/$3.40
Q219
Cashless Collar	1,330	$44.01/$54.79	857	$2.75/$3.40
Derivative Assets Fair Value

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities.

The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of September 30, 2017 and December 31, 2016:

		As of September 30, 2017	As of December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value
		(in thousands)	(in thousands)
Derivative Assets:
Commodity contracts	Current assets	$48	$—
Commodity contracts	Noncurrent assets	6	—
Derivative Liabilities:
Commodity contracts	Current liabilities	(2,044)	—
Commodity contracts	Long-term liabilities	(772)	—
Total derivative liabilities, net		$(2,762)	$—

The following tables summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Successor	Successor	Predecessor	Predecessor	Predecessor
	Three Months Ended September 30, 2017	April 29, 2017 through September 30, 2017	January 1, 2017 through April 28, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Derivative cash settlement gain:
Oil contracts	$—	$—	$—	$4,348	$15,749
Gas contracts	—	—	—	—	—
Total derivative cash settlement gain(1)	$—	$—	$—	$4,348	$15,749

Change in fair value loss	$(2,762)	$(2,762)	$—	$(2,142)	$(27,473)

Total derivative gain (loss)(1)	$(2,762)	$(2,762)	$—	$2,206	$(11,724)
_______________________________

(1)
Total derivative gain (loss) and total derivative cash settlement gain for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period is reported in the derivative loss line item and derivative cash settlements line item on the accompanying statements of cash flows within cash flows from operating activities.

Subsequent to quarter end, the Company entered into a 1,000 barrels per day oil swap contract at $52.77 per barrel for the time period of July 2018 through December 2018.
NOTE 12  - EARNINGS PER SHARE
The Predecessor Company issued shares of restricted stock, which were participating securities, and performance stock units (“PSUs”). The dilutive impact of the restricted stock and PSUs were included in the Current Predecessor Period and the three and nine months ended September 30, 2016.
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
Please refer to Note 8 - Stock-Based Compensation for additional discussion.
The RSUs, stock options and warrants of the Successor Company are all non-participating securities, and therefore, the Company used the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Successor	Successor
	Three Months Ended September 30, 2017	April 29, 2017 through September 30, 2017
Net income	$4,328	$748

Basic net income per common share	$0.21	$0.04

Diluted net income per common share	$0.21	$0.04

Weighted-average shares outstanding - basic	20,439	20,410
Add: dilutive effect of contingent stock awards	8	28
Weighted-average shares outstanding - diluted	20,447	20,438
There were 628,872 and 628,897 anti-dilutive shares in the three months ended September 30, 2017 and Current Successor Period, respectively.
The Predecessor Company issued restricted stock, which are participating securities, and PSUs, and therefore, the Company used the two-class method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Predecessor
	January 1, 2017 through April 28, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net income (loss)	$2,660	$(34,902)	$(131,616)
Less: undistributed income to unvested restricted stock	120	—	—
Undistributed income (loss) to common shareholders	2,540	(34,902)	(131,616)
Basic net income (loss) per common share	$0.05	$(0.71)	$(2.67)
Diluted net income (loss) per common share	$0.05	$(0.71)	$(2.67)

Weighted-average shares outstanding - basic	49,559	49,324	49,244
Add: dilutive effect of contingent stock awards	1,412	—	—
Weighted-average shares outstanding - diluted	50,971	49,324	49,244
The Company was in a net loss position for the three and nine months ended September 30, 2016, which made any potentially dilutive shares anti-dilutive. There were 258,126, 425,761 and 569,943 anti-dilutive shares in the Current Predecessor Period and the three and nine months ended September 30, 2016, respectively. The participating shareholders are not contractually obligated to share in the losses of the Company, and therefore, the entire net loss is allocated to the outstanding common shareholders.
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
As of September 30, 2017, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2017.
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
The Company has evaluated the impact of the reorganization, including the change in control, resulting from its emergence from bankruptcy. From an income tax perspective, the most significant impact is attributable to our carryover tax attributes associated with our net operating losses (“NOLs”). On the date of emergence, the estimated NOL was approximately $248.0 million and is forecasted to increase throughout the remainder of 2017. The Company believes that the Successor Company will be able to fully absorb the cancellation of debt income realized by the Predecessor Company in connection with the reorganization with its adjusted NOL carryovers. The amount of the remaining NOL carryovers will be limited under Section 382 of the Internal Revenue Code due to the change in control as referenced in Note 4 - Fresh-Start Accounting. As the tax basis of the Company's assets, primarily our oil and gas properties, is in excess of the carrying value, as adjusted in the fresh-start accounting process, the Successor Company is in a net deferred tax asset position. Per authoritative guidance, historical results along with expected market conditions known on the date of measurement, it is more likely than not that the Company will not realize future income tax benefits from the additional tax basis and its remaining NOL carryovers. This is periodically reassessed and could change. Accordingly, the Company has provided for a full valuation allowance of the underlying deferred tax assets.

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
Employment Modifications
On May 5, 2017 the board approved and the Company adopted the Fourth Amended and Restated Executive Change in Control and Severance Benefit Plan (the “Severance Plan”). The Severance Plan entitles certain executives and key employees to specific severance benefits and accelerated vesting of stock awards upon a qualifying termination from the Company. These benefits are subject to certain limitations including a reduction of the cash severance payment by the intrinsic value of the individual's unvested Management Incentive Plan awards (granted on the Effective Date) on a dollar-for-dollar basis.
On June 11, 2017, Richard J. Carty resigned as a member of the board of directors and left his role as President and Chief Executive Officer of the Company. Mr. Carty received accelerated vesting of the equity awards he was granted on the Effective Date, which awards were in accordance with the Plan and approved by the prior board of directors. The accelerated awards consisted of 137,814 non-qualified stock options with a $34.36 strike price, which have to be exercised within 90 days of the termination effective date or they are forfeited, and 137,814 restricted stock units. The grant-date fair value of the options and restricted stock units was $17.42 and $34.36, respectively, resulting in a one-time non-cash stock-based compensation charge of $7.1 million. The exercisable value of the equity grants on the effective date of termination was $4.3 million. There was no cash severance provided in accordance with the terms of the Severance Plan.
During the nine months ended September 30, 2017 the Company implemented a series of cost reductions that included a reduction in workforce and operating expenses. These reductions resulted in one-time cash severance charges in the quarter of approximately $1.6 million and anticipated operating expense implementation fees of approximately $2.0 million to $3.0 million to be incurred in 2018. The anticipated annualized impact of this action is a reduction in recurring cash general and administrative expense of approximately $10.0 million and operating expenses of $8.0 million to $9.0 million. The operating cost reductions will be implemented throughout the coming year and are anticipated to be fully realized by the beginning of 2019. The Company continues to review its costs to better align its cost structure with the current commodity price environment.
Outlook for 2017
     As a part of the restructuring, the Company received $207.5 million in new capital from a rights offering. The new capital provided liquidity for the Company to resume its drilling and completion activities. Since emergence from bankruptcy, the Company has drilled six gross wells and completed four previously drilled, but uncompleted wells, and is in the process of drilling six more gross wells as of September 30, 2017. The new board of directors approved a capital program of $120.0 million to $130.0 million in June 2017. We now anticipate investing $90.0 million to $95.0 million on drilling and completion,

$10.0 million to $12.0 million on infrastructure and $6.0 million on leasehold. We anticipate dedicating roughly $106.0 million to $113.0 million in the Rocky Mountain region, inclusive of infrastructure, and $1.5 million to the Mid-Continent region.

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

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated:

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Revenues:
Crude oil sales(1)	$33,998	$37,779
Natural gas sales(2)	5,455	6,566
Natural gas liquids sales	5,410	4,495
Product revenue	$44,863	$48,840

Sales Volumes:
Crude oil (MBbls)	760.2	1,011.7
Natural gas (MMcf)	2,340.6	3,006.2
Natural gas liquids (MBbls)	304.1	416.2
Crude oil equivalent (MBoe)(3)	1,454.4	1,928.9

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$44.72	$37.35
Natural gas (per Mcf)	$2.33	$2.18
Natural gas liquids (per Bbl)	$17.79	$10.80
Crude oil equivalent (per Boe)(3)	$30.85	$25.32

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$44.72	$41.64
Natural gas (per Mcf)	$2.33	$2.18
Natural gas liquids (per Bbl)	$17.79	$10.80
Crude oil equivalent (per Boe)(3)	$30.85	$27.57
_____________________________

(1)
Crude oil sales excludes $0.1 million and $0.1 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2017 and 2016, respectively.

(2)
Natural gas sales excludes $0.3 million and $0.4 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2017 and 2016, respectively.

(3)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(4)
The derivatives economically hedge the price we receive for crude oil. For the three months ended September 30, 2016, the derivative cash settlement gain for oil contracts was $4.3 million. Please refer to Note 11 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Revenues decreased for the three months ended September 30, 2017 by 8%, to $44.9 million, compared to $48.8 million for the comparable period, due to a combination of a 25% decrease in sales volumes, partially offset by a 22% increase in oil equivalent pricing. The decreased volumes are a direct result of less capital spent for drilling and completion during the last quarter of 2016 and the first three quarters of 2017. During the period from September 30, 2016 through September 30, 2017, we completed four gross wells and participated in the completion of 13 gross wells in the Rocky Mountain region as compared to the period from September 30, 2015 through September 30, 2016, during which we completed 26 gross wells in the Rocky Mountain region and completed two gross wells in the Mid-Continent region.

The following table summarizes our operating expenses for the periods indicated:

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Expenses:
Lease operating expense	$9,643	$9,893
Gas plant and midstream operating expense	3,265	2,874
Severance and ad valorem taxes	2,434	4,100
Depreciation, depletion and amortization	7,350	27,296
Abandonment and impairment of unproved properties	—	7,682
Unused commitments	—	1,688
General and administrative	15,181	18,671
Operating Expenses	$37,873	$72,204

Selected Costs ($ per Boe):
Lease operating expense	$6.63	$5.13
Gas plant and midstream operating expense	2.24	1.49
Severance and ad valorem taxes	1.67	2.13
Depreciation, depletion and amortization	5.05	14.15
Abandonment and impairment of unproved properties	—	3.98
Unused commitments	—	0.88
General and administrative	10.44	9.68
Operating Expenses	$26.03	$37.44
Lease operating expense.  Our lease operating expense decreased $0.3 million, or 3%, to $9.6 million for the three months ended September 30, 2017 from $9.9 million for the comparable period in 2016 and increased on an equivalent basis per Boe by 29%. The Company eliminated amounts of compression and reduced well services activities, resulting in decreased compression costs of $0.4 million and well servicing costs of $0.8 million during the three months ended September 30, 2017 when compared to the same period in 2016.
Gas plant and midstream operating expense.  Our gas plant and midstream operating expense increased $0.4 million, or 14%, to $3.3 million for the three months ended September 30, 2017 from $2.9 million for the comparable period in 2016. Gas plant and midstream operating expense per Boe increased 50% during the comparative periods due to a portion of facility costs that were fixed taken against the 25% decrease in sales volumes.
Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased 41% to $2.4 million for the three months ended September 30, 2017 from $4.1 million for the comparable period in 2016. Severance and ad valorem taxes primarily correlate to revenue. Revenues decreased by 8% over the comparable periods, and we received a refund during the third quarter of 2017 causing the severance and ad valorem taxes to decrease.
 Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense per Boe was $5.05 and $14.15 for the three months ended September 30, 2017 and 2016, respectively. The three months ended September 30, 2017 reflects the $310.6 million fair value downward adjustment to the depletable asset base upon adoption of fresh-start accounting.
Abandonment and impairment of unproved properties.  There were no abandonment and impairment of unproved properties during the three months ended September 30, 2017. The Company incurred $7.7 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the three months ended September 30, 2016.
Unused commitments. There were no unused commitments during the three months ended September 30, 2017. During the three months ended September 30, 2016 we incurred $1.7 million in unused commitment fees, of which, $1.0 million was due to deficiency payments for water commitments and $0.7 million from deficiencies on our prior purchase and transportation agreement.
General and administrative. Our general and administrative expense per Boe was $10.44 and $9.68 for the three months ended September 30, 2017 and 2016, respectively. The three months ended September 30, 2017 reflects a one-time cash and non-cash $2.7 million severance charge related to the reduction in workforce. Excluding this severance charge results in the per Boe metrics being commensurate between the presented periods.

Derivative gain (loss).  Our derivative loss for the three months ended September 30, 2017 was $2.8 million. During the third quarter of 2017 we entered into several oil and gas costless collar and swap contracts. Our derivative loss is solely related to fair market value adjustments caused by market prices being higher then our contracted hedge prices. Our derivative gain for the three months ended September 30, 2016 was $2.2 million. Due to the Company being in default on the predecessor revolving credit facility, all of these derivative contracts in the prior period were terminated during the fourth quarter of 2016. Please refer to Note 9 - Derivatives above for additional discussion.
 Interest expense.  Our interest expense for the three months ended September 30, 2017 and 2016 was $0.3 million and $15.1 million, respectively. Upon filing its petition for Chapter 11, the Company ceased accruing interest expense on its Senior Notes. The Company incurred $0.3 million in commitment fees on the available borrowing base under the new revolving credit facility during the three months ended September 30, 2017. There was no interest expense on the Senior Notes during the three months ended September 30, 2017. Interest expense on the Senior Notes was $13.1 million for the three months ended September 30, 2016. The Company had no outstanding debt during the three months ended September 30, 2017. Average debt outstanding for the three months ended September 30, 2016 was $1.1 billion.

The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated:

	Successor	Predecessor	Predecessor
	April 29, 2017 through September 30, 2017	January 1, 2017 through April 28, 2017	Nine Months Ended September 30, 2016
Revenues:
Crude oil sales(1)	$55,014	$51,593	$117,324
Natural gas sales(2)	9,061	8,584	15,141
Natural gas liquids sales	8,647	7,867	14,048
Product revenue	$72,722	$68,044	$146,513

Sales Volumes:
Crude oil (MBbls)	1,244.5	1,068.5	3,476.6
Natural gas (MMcf)	3,897.8	3,336.1	9,502.2
Natural gas liquids (MBbls)	513.6	449.0	1,197.2
Crude oil equivalent (MBoe)(3)	2,407.8	2,073.5	6,257.5

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$44.21	$48.28	$33.75
Natural gas (per Mcf)	$2.32	$2.57	$1.59
Natural gas liquids (per Bbl)	$16.84	$17.52	$11.73
Crude oil equivalent (per Boe)(3)	$30.20	$32.82	$23.41

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$44.21	$48.28	$38.28
Natural gas (per Mcf)	$2.32	$2.57	$1.59
Natural gas liquids (per Bbl)	$16.84	$17.52	$11.73
Crude oil equivalent (per Boe)(3)	$30.20	$32.82	$25.93
_____________________________

(1)
Crude oil sales excludes $0.1 million, $0.1 million and $0.4 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period, respectively.

(2)
Natural gas sales excludes $0.5 million, $0.4 million and $1.1 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period, respectively.

(3)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(4)
The derivatives economically hedge the price we receive for crude oil. For the Prior Predecessor Period the derivative cash settlement gain for oil contracts was $15.7 million. Please refer to Note 11 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Revenues decreased for the Current Successor and Predecessor Period by 4%, to $140.8 million, compared to $146.5 million for the Prior Predecessor Period due to a combination of a 28% decrease in sales volumes offset by a 34% increase in oil equivalent pricing. The decreased volumes are a direct result of less capital spent for drilling and completion during the last three quarters of 2016 and the first three quarters of 2017. During the period from September 30, 2016 through September 30, 2017, we completed four gross wells and participated in the completion of 13 gross wells in the Rocky Mountain region as compared to the period from September 30, 2015 through September 30, 2016, during which we completed 26 gross wells in the Rocky Mountain region and completed two gross wells in the Mid-Continent region.
The following table summarizes our operating expenses for the periods indicated:

	Successor	Predecessor	Predecessor
	April 29, 2017 through September 30, 2017	January 1, 2017 through April 28, 2017	Nine Months Ended September 30, 2016
Expenses:
Lease operating expense	$15,796	$13,128	$33,928
Gas plant and midstream operating expense	5,027	3,541	10,198
Severance and ad valorem taxes	4,842	5,671	11,531
Exploration	359	3,699	943
Depreciation, depletion and amortization	12,186	28,065	84,602
Impairment of oil and gas properties	—	—	10,000
Abandonment and impairment of unproved properties	—	—	24,463
Unused commitments	—	993	3,460
General and administrative	31,320	15,092	49,591
Operating Expenses	$69,530	$70,189	$228,716

Selected Costs ($ per Boe):
Lease operating expense	$6.56	$6.33	$5.42
Gas plant and midstream operating expense	2.09	1.71	1.63
Severance and ad valorem taxes	2.01	2.73	1.84
Exploration	0.15	1.78	0.15
Depreciation, depletion and amortization	5.06	13.54	13.52
Impairment of oil and gas properties	—	—	1.60
Abandonment and impairment of unproved properties	—	—	3.91
Unused commitments	—	0.48	0.55
General and administrative	13.01	7.28	7.93
Operating Expenses	$28.88	$33.85	$36.55

Lease operating expense.  Our lease operating expense decreased $5.0 million, or 15%, to $28.9 million for the Current Successor and Predecessor Periods from $33.9 million from the Prior Predecessor Period and increased on an equivalent basis to $6.45 per Boe from $5.42 per Boe. The Company eliminated significant amounts of compression and reduced well services activities, resulting in decreased compression costs of $3.6 million and well servicing costs of $3.5 million during the Current Successor and Predecessor Period when compared to the same period in 2016.

Gas plant and midstream operating expense.  Our gas plant and midstream operating expense decreased $1.6 million, or 16%, to $8.6 million for the Current Successor and Predecessor Period from $10.2 million for the Prior Predecessor Period. Gas plant and midstream operating expense per Boe was commensurate between the comparable periods.

Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased 9% to $10.5 million for the Current Successor and Predecessor Period from $11.5 million for the Prior Predecessor Period. Severance and ad valorem taxes primarily correlate to revenue. Revenues decreased by 4% over the comparable periods, and we received a tax refund during the third quarter of 2017 causing the severance and ad valorem taxes to decrease.

 Exploration.  Our exploration expense increased $3.1 million for the Current Successor and Predecessor Periods from the Prior Predecessor Period. During the Current Successor and Predecessor Period, we incurred $0.7 million of seismic charges for data within our Wattenberg Field, wrote off $3.0 million for abandoned location costs within our Dorcheat Macedonia and Wattenberg Fields and incurred $0.4 million in delay lease rental payments. During the Prior Predecessor Period, we incurred $0.8 million of charges for exploratory wells for which we were unable to assign economic proved reserves and $0.1 million in delay lease rental payments.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense per Boe was $5.06, $13.54 and $13.52 for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period, respectively. The Current Successor Period reflects the $310.6 million fair value downward adjustment to the depletable asset base upon adoption of fresh-start accounting.

Impairment of oil and gas properties. There were no impairment of oil and gas properties during the Current Successor and Predecessor Periods. The Company impaired its Dorcheat Macedonia Field by $10.0 million to the latest received bid price, while the assets were held for sale, during the Prior Predecessor Period.
Abandonment and impairment of unproved properties.  There were no abandonment and impairment of unproved properties during the Current Successor and Predecessor Periods. The Company incurred $24.5 million of impairment charges relating to non-core leases expiring within the Wattenberg Field during the Prior Predecessor Period.
Unused commitments. There were no unused commitments during the Current Successor Period. During the Current Predecessor Period, we incurred $1.0 million in unused commitment fees on a water supply contract in the Wattenberg Field. The unused commitments expense in the Prior Predecessor Period is a result of $2.0 million from deficiency payments for water commitments and $1.5 million from deficiencies related to our prior purchase and transportation agreement.

General and administrative. Our general and administrative expense per Boe was $13.01, $7.28 and $7.93 for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period, respectively. The Current Successor Period reflects a one-time cash and non-cash $9.6 million severance charge primarily related to the Company's former Chief Executive Officer's separation from the Company. Excluding these severance charges results in the per Boe metrics being commensurate between the presented periods.

Derivative gain (loss).  Our derivative loss for the Current Successor Period was $2.8 million. We had no derivative contracts during the Current Predecessor Period. During the third quarter of 2017 we entered into several oil and gas costless collar and swap contracts. Our derivative loss is solely related to fair market value adjustments caused by market prices being higher than our contracted hedge prices. Our derivative loss for the Prior Predecessor Period was $11.7 million. Due to the Company being in default on the predecessor revolving credit facility, all of these derivative contracts in the Prior Predecessor Period were terminated during the fourth quarter of 2016. Please refer to Note 11 - Derivatives above for additional discussion.

Interest expense.  Our interest expense for the Current Successor Period, Current Predecessor Period and Prior Predecessor Period was $0.5 million, $5.7 million, and $46.2 million, respectively. Upon filing its petition for Chapter 11, the Company ceased accruing interest expense on its Senior Notes. The Company incurred $0.4 in commitment fees on the available borrowing base under the new revolving credit facility during the Current Successor Period. Interest expense on the Senior Notes was $1.0 million and $39.2 million for the Current Predecessor Period and Prior Predecessor Period, respectively, with the remaining interest expense relating to the predecessor revolving credit facility. The Company had no outstanding debt during the Current Successor Period. Average debt outstanding for the Current Predecessor Period and Prior Predecessor Period was $657.5 million and $1.0 billion, respectively.

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
As of September 30, 2017, our liquidity was $222.8 million, consisting of cash on hand of $31.1 million and $191.7 million of available borrowing capacity on the new revolving credit facility. Please refer to Note 6 - Long-term Debt in Part I, Item 1 above for additional discussion.
On April 7, 2017, the Company's Plan was confirmed by the Bankruptcy Court, and the Plan became effective on April 28, 2017. Upon emergence from bankruptcy, we (i) executed the new revolving credit facility with an initial borrowing base of $191.7 million and maturity date of March 31, 2021 and (ii) issued new common stock as part of the $200.0 million rights offering and the $7.5 million transaction with the ad hoc equity committee. Please refer to Note 3 - Chapter 11 Proceedings and Emergence for additional discussion.
We anticipate investing $90.0 million to $95.0 million on drilling and completion, $10.0 million to $12.0 million on infrastructure and $6.0 million on leasehold during 2017.
Our weighted-average interest rates (excluding amortization of deferred financing costs) on borrowings from the predecessor revolving credit facility was 2.33% for the Current Predecessor Period. There have been no borrowings under our new revolving credit facility. The Company incurred commitment fees during the Current Successor Period and the Prior Predecessor Period of $0.4 million and $0.5 million, respectively. There were no commitment fees during the Current Predecessor Period.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Successor	Predecessor	Predecessor
	April 29, 2017 through September 30, 2017	January 1, 2017 through April 28, 2017	Nine Months Ended September 30, 2017
Net cash (used in) provided by operating activities	$11,419	$(19,884)	$30,578
Net cash used in investing activities	(48,108)	(5,904)	(68,223)
Net cash (used in) provided by financing activities	(2,398)	15,406	149,734
Cash and cash equivalents	31,096	70,183	133,430
Acquisition of oil and gas properties	5,074	445	919
Exploration and development of oil and gas properties	42,355	5,123	47,491
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
Cash flows used in investing activities

Expenditures for development of oil and natural gas properties are the primary use of our capital resources. Net cash used in investing activities for the Current Successor and Predecessor Periods decreased as compared to the Prior Predecessor Period. The Company spent $47.4 million, $5.6 million and $48.4 million, respectively, in the Current Successor and Predecessor Periods and the Prior Predecessor Period on the exploration, development and acquisition of oil and gas properties.
Cash flows (used in) provided by financing activities
Net cash used by financing activities for the Current Successor Period consisted of employee tax withholdings in exchange for the return of common stock. Net cash provided by financing activities for the Current Predecessor Period consisted of proceeds from the rights offering of $207.5 million net of the $191.7 million repayment to the predecessor revolving credit facility. Net cash provided by financing activities for the Prior Predecessor Period consisted of net borrowings of $150.3 million on the predecessor revolving credit facility.
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

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements.

Contractual Obligations

The table below reflects contractual obligations and commitments as of September 30, 2017:

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Contractual Obligation
Delivery commitments(1)	154,541	10,270	48,563	57,766	37,942
Office lease	5,534	1,016	2,502	2,016	—
Asset retirement obligation	81,581	2,475	12,769	4,364	61,973
Total	$241,656	$13,761	$63,834	$64,146	$99,915
____________________________
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
Commodity Derivative Contracts
Our primary commodity risk management objective is to reduce volatility in our cash flows. We enter into derivative contracts for oil using NYMEX futures or over-the-counter derivative financial instruments with counterparties who we believe are well-capitalized and approved by the board.
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
As of September 30, 2017 all of our derivative arrangements are concentrated with three counterparties, all of which are lenders under our new revolving credit facility. If these counterparties fail to perform their obligations, we may suffer financial loss or be prevented from realizing the benefits of favorable price changes in the physical market.
The result of oil market prices exceeding our swap prices requires us to make payment for the settlement of our derivatives, if owed by us, generally up to 15 business days before we receive market price cash payments from our customers. This could have a material adverse effect on our cash flows for the period between derivative settlement and payment for revenues earned.
Interest Rates
As of September 30, 2017, we had no borrowings outstanding under our new revolving credit facility. Borrowings under our new revolving credit facility bear interest at a fluctuating rate that is tied to an adjusted bank base rate or London Interbank Offered Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of the Effective Date of our restructuring, April 28, 2017, all principal and accrued interest related to the predecessor revolving credit facility was paid in full.
Counterparty and Customer Credit Risk
As of the date of filing, we have entered into commodity derivative contracts with four lenders under our new revolving credit facility who have an investment grade credit rating. In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions.
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

Item 4.    Controls and Procedures.
 Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

As previously described in the Company’s 2016 Annual Report on Form 10-K, the Company and the Colorado Department of Public Health and Environment have discussed settlement terms regarding a compliance advisory issued to the Company for certain storage tank facilities located in the Wattenberg Field with respect to applicable air quality regulations. Effective October 3, 2017, the Company and the CDPHE entered into a compliance order in consent resolving the matters addressed by the compliance advisory. Pursuant to the terms of the COC, the Company paid an administrative penalty of $0.2 million. The COC further sets forth compliance requirements and criteria for continued operations and contains provisions regarding, e.g., record-keeping, modifications to the COC, circumstances under which the COC may terminate with respect to certain wells and facilities, and the sale or transfer of operational or ownership interests. In order to be in compliance, the Company currently anticipates spending $1.7 million in 2017, $1.9 million in 2018, and $3.1 million for 2019 through 2022. The COC can be terminated after four years with a showing of substantial compliance.

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

•
we have 5 new directors on our board that have no prior experience with the Company or the management team, and as a result go-forward operations plans and strategy may differ materially from past practice.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended September 30, 2017.
 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended September 30, 2017:

				Maximum
			Total Number of	Number of
	Total		Shares	Shares that May
	Number of	Average Price	Purchased as Part of	Be Purchased
	Shares	Paid per	Publicly Announced	Under Plans or
	Purchased(1)	Share	Plans or Programs	Programs
July 1, 2017 - July 31, 2017	—	$—	—	—
August 1, 2017 - August 31, 2017	8,580	$26.73	—	—
September 1, 2017 - September 30, 2017	2,900	$28.25	—	—
Total	11,480	$27.11	—	—
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
Item 3. Defaults Upon Senior Securities.
As previously disclosed, the filing of the voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code constituted an event of default that accelerated the Company’s obligations under the following debt instruments:

•
5.75% Senior Notes due 2023 issued in the aggregate principal amount of $300.0 million pursuant to that certain indenture dated July 18, 2014, by and among the Company, Delaware Trust Company, as trustee (as successor to Wells Fargo Bank, National Association); and

•
6.75% Senior Notes due 2021 issued in the aggregate principal amount of $500.0 million pursuant to that certain indenture, dated as of April 9, 2013, by and among the Company, each of the guarantors party thereto, Delaware Trust Company, as trustee (as successor to Wells Fargo Bank, National Association).

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
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 3, 2017, the Company’s board of directors appointed Sandra Kay Garbiso to serve as the Company’s Vice President and Chief Accounting Officer as well as principal accounting officer, effective immediately. Ms. Garbiso, age 38, is a certified public accountant with over 15 years of accounting and financial management experience. Ms. Garbiso has been with the Company since 2014, during this time she served as the Controller of the Company from June 2016 through November 2017, prior to which she was the Controller at Republic Financial Corporation from January 2013 to January 2014, and was the Financial Reporting Manager at SM Energy Company from December 2007 to December 2012. Ms. Garbiso has an accounting degree from the University of Northern Colorado.

There are no arrangements or understandings between Ms. Garbiso and any other persons, pursuant to which she was appointed as Vice President and Chief Accounting Officer, no family relationships among any of the Company’s directors or executive officers and Ms. Garbiso and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

The Company entered into an employment letter agreement, dated November 6, 2017 (the “Employment Agreement”) with Sandra Garbiso, the Company’s Vice President and Chief Accounting Officer. The Employment Agreement fixes Ms.

Garbiso’s annual base salary as $225,000. In addition, pursuant to the Employment Agreement, Ms. Garbiso is entitled to participate in the Company’s Short Term Incentive Program (“STIP”) with an annual target bonus amount of up to 50% of base salary, which will be prorated for the remainder of 2017.  In connection with the execution of the Employment Agreement, Ms. Garbiso entered into an Employee Restrictive Covenants, Proprietary Information and Inventions Agreement, pursuant to which Ms. Garbiso agreed to maintain the confidentiality of Company proprietary information and assigned to the Company certain intellectual property rights developed while in the employ of the Company.  Ms. Garbiso covenanted that, during the period of her employment, she would not engage in any business activity that competes with the Company.  In addition, for a period of one year following any termination of employment, Ms. Garbiso agreed not to engage in any activity involving the leasing, acquiring, exploring, developing or producing of hydrocarbons within 25 miles of any mineral property interest of the Company assuming the Company meets its severance obligations.

Ms. Garbiso will also participate in the Company’s Fourth Amended and Restated Executive Change in Control and Severance Plan, as amended (previously filed by the Company with the SEC as Exhibit 10.2 to the Current Report on Form 8-K filed on June 12, 2017, and hereafter referred to as the “Plan”), which provides for certain payments and benefits if Ms. Garbiso’s employment is terminated under certain circumstances.  If the conditions of the Plan are satisfied, following Ms. Garbiso’s termination, Ms. Garbiso will be entitled to, among other benefits, (i) a lump sum cash payment equal to her base salary, (ii) a lump sum cash payment equal to 50% of the greater of the average of the annual bonuses received by Ms. Garbiso pursuant to the Company’s STIP in the two calendar years prior to her termination and Ms. Garbiso’s target bonus amount for the year of termination (the “Annual Bonus”), (iii) immediate vesting of all outstanding equity awards granted to Ms. Garbiso upon the Company’s emergence from bankruptcy (the “Emergence Grant Acceleration”), with all other outstanding equity awards treated in accordance with award agreements applicable to each applicable grant, and (iv) continuation of benefits under COBRA and Company reimbursement of the portion of premiums previously paid by the Company for a period of 12 months; provided, however, that the cash portion of such severance benefits shall be reduced on a dollar-for-dollar basis by the intrinsic value of the Emergence Grant Acceleration (the “Severance Offset”). The intrinsic value of the Emergence Grant Acceleration means the aggregate spread value of unvested options and the value of unvested restricted stock units included in the Emergence Grant. If the conditions of the Plan are satisfied, following Ms. Garbiso’s termination that occurs within the twelve-month period following a change in control, Ms. Garbiso is entitled to the severance benefits described above, but without application of the Severance Offset.

The description of the Employment Agreement is qualified in its entirety by the terms of the Employment Agreement, a copy of which is attached as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1
Form of Separation and General Release Agreement, by and between Bonanza Creek Energy, Inc. and Wade E. Jaques (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 31, 2017 and incorporated herein by reference).

10.2†	Employment Letter Agreement dated November 6, 2017 between Bonanza Creek Energy, Inc. and Sandra Garbiso

31.1†	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2†	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
†                 Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	November 8, 2017	By:	/s/ R. Seth Bullock
R. Seth Bullock
Interim Chief Executive Officer
(principal executive officer)

		By:	/s/ Scott A. Fenoglio
Scott A. Fenoglio
Senior Vice President, Finance & Planning
(principal financial officer)