Form 10-Q
period 2019-03-31
Bonanza Creek Energy, Inc.
filed 2019-05-08
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
 Commission File Number:  001-35371
 Bonanza Creek Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	61-1630631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 17th Street, Suite 1400
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(720) 440-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	BCEI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐ No
As of May 6, 2019, the registrant had 20,624,454 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$32,695	$12,916
Accounts receivable:
Oil and gas sales	47,281	31,799
Joint interest and other	25,858	47,577
Prepaid expenses and other	5,073	4,633
Inventory of oilfield equipment	2,484	3,478
Derivative assets	6,400	34,408
Total current assets	119,791	134,811
Property and equipment (successful efforts method):
Proved properties	782,323	719,198
Less: accumulated depreciation, depletion and amortization	(67,886)	(52,842)
Total proved properties, net	714,437	666,356
Unproved properties	154,599	154,352
Wells in progress	73,993	93,617
Other property and equipment, net of accumulated depreciation of $2,701 in 2019 and $2,546 in 2018	3,570	3,649
Total property and equipment, net	946,599	917,974
Long-term derivative assets	—	3,864
Right-of-use assets (note 3)	31,999	—
Other noncurrent assets	4,998	4,885
Total assets	$1,103,387	$1,061,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$56,021	$79,390
Oil and gas revenue distribution payable	31,314	19,903
Current portion of right-of-use liability (note 3)	8,429	—
Derivative liability	4,889	183
Total current liabilities	100,653	99,476

Long-term liabilities:
Credit facility (note 5)	65,000	50,000
Right-of-use liability (note 3)	24,359	—
Ad valorem taxes	25,850	18,740
Asset retirement obligations for oil and gas properties	29,378	29,405
Total liabilities	245,240	197,621

Commitments and contingencies (note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 20,558,591 and 20,543,940 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4,286	4,286
Additional paid-in capital	697,688	696,461
Retained earnings	156,173	163,166
Total stockholders’ equity	858,147	863,913
Total liabilities and stockholders’ equity	$1,103,387	$1,061,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating net revenues:
Oil and gas sales	$72,594	$64,193
Operating expenses:
Lease operating expense	5,426	10,459
Gas plant and midstream operating expense	2,321	3,613
Gathering, transportation, and processing	4,022	2,338
Severance and ad valorem taxes	4,248	5,233
Exploration	97	29
Depreciation, depletion, and amortization	15,759	7,508
Abandonment and impairment of unproved properties	879	2,502
Unused commitments	—	21
General and administrative expense (including $1,380 and $1,008, respectively, of stock-based compensation)	10,278	9,533
Total operating expenses	43,030	41,236
Income from operations	29,564	22,957
Other income (expense):
Derivative loss	(36,544)	(8,742)
Interest expense	(1,151)	(357)
Gain on sale of properties	1,126	—
Other income	12	12
Total other expense	(36,557)	(9,087)
Income (loss) from operations before taxes	(6,993)	13,870
Income tax benefit (expense)	—	—
Net income (loss)	$(6,993)	$13,870

Comprehensive income (loss)	$(6,993)	$13,870

Basic net income (loss) per common share	$(0.34)	$0.68

Diluted net income (loss) per common share	$(0.34)	$0.68

Basic weighted-average common shares outstanding	20,557	20,454

Diluted weighted-average common shares outstanding	20,557	20,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2018	20,543,940	$4,286	$696,461	$163,166	$863,913
Restricted common stock issued	20,687	—	—	—	—
Restricted stock used for tax withholdings	(6,036)	—	(153)	—	(153)
Stock-based compensation	—	—	1,380	—	1,380
Net loss	—	—	—	(6,993)	(6,993)
Balances, March 31, 2019	20,558,591	$4,286	$697,688	$156,173	$858,147

Balances, December 31, 2017	20,453,549	$4,286	$689,068	$(5,020)	$688,334
Restricted common stock issued	107	—	—	—	—
Restricted stock used for tax withholdings	(37)	—	—	—	—
Stock-based compensation	—	—	1,008	—	1,008
Net income	—	—	—	13,870	13,870
Balances, March 31, 2018	20,453,619	$4,286	$690,076	$8,850	$703,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(6,993)	$13,870
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	15,759	7,508
Abandonment and impairment of unproved properties	879	2,502
Well abandonment costs and dry hole expense	62	—
Stock-based compensation	1,380	1,008
Amortization of deferred financing costs	125	—
Derivative loss	36,544	8,742
Derivative cash settlements	936	(4,312)
Gain on sale of oil and gas properties	(1,126)	—
Other	(900)	172
Changes in current assets and liabilities:
Accounts receivable	6,237	(15,758)
Prepaid expenses and other assets	(440)	3,402
Accounts payable and accrued liabilities	(10,150)	(566)
Settlement of asset retirement obligations	(592)	(665)
Net cash provided by operating activities	41,721	15,903
Cash flows from investing activities:
Acquisition of oil and gas properties	(1,362)	(98)
Exploration and development of oil and gas properties	(36,503)	(37,664)
Proceeds from sale of oil and gas properties	1,153	20
Additions to property and equipment - non oil and gas	(76)	(103)
Net cash used in investing activities	(36,788)	(37,845)
Cash flows from financing activities:
Proceeds from Current Credit Facility	15,000	—
Proceeds from Prior Credit Facility	—	15,000
Payment of employee tax withholdings in exchange for the return of common stock	(153)	—
Net cash provided by financing activities	14,847	15,000
Net change in cash, cash equivalents, and restricted cash	19,780	(6,942)
Cash, cash equivalents, and restricted cash:
Beginning of period	13,002	12,782
End of period	$32,782	$5,840
Supplemental cash flow disclosure:
Cash paid for interest	$661	$262
Changes in working capital related to drilling expenditures	$(5,710)	$14,250
Cash paid for amounts included in the measurement of lease liabilities	$2,032	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS
Bonanza Creek Energy, Inc. (“BCEI” or, together with our consolidated subsidiaries, the “Company”) is engaged primarily in acquiring, developing, extracting, and producing oil and gas properties. The Company’s assets and operations are concentrated in the rural portions of the Wattenberg Field in Colorado.
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
The financial information as of December 31, 2018, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in our 2018 Form 10-K. The Company follows the same accounting principles for preparing quarterly and annual reports.
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
As further described in Note 6 - Commitments and Contingencies, one contract with NGL Crude Logistics, LLP (“NGL”, known as the “NGL agreement”) has an additional aspect of variable consideration related to the minimum volume commitments (“MVCs”) as specified in the agreement. On an on-going basis, the Company performs an analysis of expected risk adjusted production applicable to the NGL agreement based on approved production plans to determine if liquidated damages to NGL are probable. As of March 31, 2019, the Company believes that the volumes delivered to NGL will be in excess of the MVCs required then and for the upcoming approved production plan. As a result of this analysis, to date, no variable consideration related to potential liquidated damages has been considered in the transaction price for the NGL agreement.
Under our oil sales contracts we sell oil production at the wellhead, or other contractually agreed-upon delivery points, and collect an agreed-upon index price, net of pricing differentials. In this scenario, we recognize revenue when control transfers to the purchaser at the wellhead, or other contractually agreed-upon delivery point, at the net contracted price received.
Under our natural gas processing contracts, we deliver natural gas to an agreed-upon delivery point. The delivery points are specified within each contract, and the transfer of control varies between the inlet and outlet of the midstream processing facility. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGLs and residue gas. For the contracts where we maintain control through the outlet of the midstream processing facility, we recognize revenue on a gross basis, with gathering, transportation, and processing fees presented as an expense in our accompanying condensed consolidated statements of operations (“statements of operations”). Alternatively, for those contracts where the Company relinquishes control at the inlet of the midstream processing facility, the Company recognizes natural gas and NGLs revenues based on the contracted amount of the proceeds received from the midstream processing entity and, as a result, we recognize revenue on a net basis.
Under our product sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities under this guidance. At March 31, 2019 and December 31, 2018, our receivables from contracts with customers were $47.3 million and $31.8 million, respectively.
Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating Revenues:
Oil sales	$60,790	$51,963
Natural gas sales	7,456	6,221
NGL sales	4,348	6,009
Oil and gas sales	$72,594	$64,193
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets, which sum to the total of such amounts shown in the accompanying condensed consolidated statements of cash flows (“statements of cash flows”) (in thousands):

	As of March 31,
	2019	2018
Cash and cash equivalents	$32,695	$5,761
Restricted cash included in other noncurrent assets	87	79
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$32,782	$5,840
Restricted cash consists of funds for road maintenance and repairs.
Accounting Pronouncements Recently Adopted and Issued
In February 2016, the FASB issued Update No. 2016-02 - Leases (ASC 842) to increase transparency and comparability among organizations by recognizing right-of-use assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Each lease that is recognized in the balance sheet will be classified as either finance or operating requiring certain quantitative and qualitative disclosures. Leases acquired to explore the development of oil and natural gas resources are not within the scope of this guidance. The new standard was adopted using optional transition approach at the date of initial application on January 1, 2019. Please refer to Note 3 - Leases for additional disclosure.
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
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of March 31, 2019, and through the filing date of this report.
NOTE 3 - LEASES
On January 1, 2019, the Company adopted ASC 842 using the optional transition approach prescribed in Updated No 2018-11 - Lease (Topic 842), Targeted Improvements. Under this approach, results for reporting periods beginning January 1,

2019, are presented in accordance with ASC 842, while prior period amounts are reported in accordance with ASC 840 - Leases. The Company recognized $32.8 million and $33.6 million in right-of-use assets and liabilities, respectively, on January 1, 2019, representing minimum payment obligations associated with compressors, vehicles, office space, and other field and corporate equipment with contractual durations in excess of one year. There was no cumulative-effect adjustment to retained earnings upon adoption of the new standard.
ASC 842 provided certain practical expedients, of which, the Company elected to account for lease and non-lease components in its contracts as a single lease component for all asset classes, to adopt the land easement practical expedient, which allows the Company to apply ASC 842 prospectively to new or modified land easements beginning January 1, 2019, and to not apply the recognition requirements of ASC 842 to leases with a lease term of twelve months or less. The Company's leasing activities as a lessor are negligible.
During the three months ended March 31, 2019, the Company incurred $1.2 million in new right-of-use assets and liabilities. The Company’s right-of-use assets and liabilities are recognized at their discounted present value on the balance sheet at $32.0 million and $32.8 million as of March 31, 2019, respectively. All leases recognized on the Company's balance sheet are classified as operating leases, which include leases related to the asset classes reflected in the table below (in thousands):

	Right-of-use Asset	Right-of-use Liability
Field equipment(1)	$28,466	$28,466
Corporate leases	2,993	3,782
Vehicles	540	540
Total	$31,999	$32,788
____________________________
(1) Includes compressors, certain gas processing equipment, and other field equipment.

The lease amounts disclosed are presented on a gross basis. A portion of these costs may have been or will be billed to other working interest owners, and the Company's net share of these costs once paid are included in property and equipment, lease operating expenses, or general and administrative expenses, as applicable.
The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments which are recognized as incurred. Short-term lease cost represents payments for leases with a lease term of one year or less, excluding leases with a term of one month or less. Short-term leases include drilling rigs and other equipment. Drilling rig contracts are structured based on an allotted number of wells to be drilled consecutively at a daily operating rate. Short-term drilling rig costs include a non-lease labor component, which is treated as a single lease component.

The following table summarizes the components of the Company's gross operating lease costs incurred during the three months ended March 31, 2019 (in thousands):

Amount
Operating lease cost(1)	$2,350
Short-term lease cost	1,822
Variable lease cost(2)	20
Sublease income(3)	(87)
Total lease cost	$4,105
____________________________
(1) Includes office rent expense of $0.3 million.
(2) Variable lease cost represents differences between minimum lease obligations and actual costs incurred for certain leases that do not have fixed payments related to both lease and non-lease components. Such incremental costs include lease payment increases or decreases driven by market price fluctuations and leased asset maintenance costs.
(3) The Company subleased a portion of its office space for the remainder of the office lease term.

The Company does not have any leases with an implicit interest rate that can be readily determined. As a result, the Company used the incremental borrowing rate, based on the Current Credit Facility benchmark rate, adjusted for facility utilization and lease term, to calculate the respective discount rates. Please refer to Note 5 - Long-term Debt for additional information.

The Company's weighted-average lease term and discount rate used during the three months ended March 31, 2019 are as follows:

Three Months Ended March 31, 2019
Weighted-average lease term (years)	3.88
Weighted-average discount rate	4.33%
Minimum future commitments by year for the Company's long-term operating leases as of March 31, 2019 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows (in thousands):

Amount
Remainder of 2019	$7,276
2020	9,389
2021	8,678
2022	7,254
2023	2,932
Thereafter	39
Total lease payments	$35,568
Less: imputed interest	(2,780)
Total lease liability	$32,788
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Accrued drilling and completion costs	$27,892	$33,602
Accounts payable trade	2,233	11,532
Accrued general and administrative expense	1,725	12,728
Accrued lease operating expense	3,297	2,183
Accrued interest	605	241
Accrued oil and gas hedging	380	—
Accrued production and ad valorem taxes and other	19,889	19,104
Total accounts payable and accrued expenses	$56,021	$79,390
NOTE 5 - LONG-TERM DEBT
Current Credit Facility
On December 7, 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders (the “Current Credit Facility”). The Current Credit Facility has an aggregate original commitment amount of $750.0 million and matures on December 7, 2023. The initial borrowing base is $350.0 million, and the first scheduled borrowing base redetermination is to occur in May 2019, with subsequent semi-annual redeterminations thereafter.
Borrowings under the Current Credit Facility bear interest at a per annum rate equal to, at the option of the Company, either (i) a London InterBank Offered Rate (“LIBOR”), subject to a 0% LIBOR floor plus a margin of 1.75% to 2.75%, based on the utilization of the Current Credit Facility (the “Eurodollar Rate”) or (ii) a fluctuating interest rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate, (b) the rate of interest published by the Federal Reserve Bank of New York as the federal funds effective rate, (c) the rate of interest published by the Federal Reserve Bank of New York as the overnight bank funding rate and (d) a LIBOR offered rate for a one month interest period, subject to a 0% LIBOR floor plus a margin of 0.75% to 1.75%, based on the utilization of the Current Credit Facility (the “Reference Rate”). Interest on borrowings that bear interest at the Eurodollar Rate shall be payable on the last day of the applicable interest period selected by the Company, which shall be one, two, three, or six months, and interest on borrowings that bear interest at the Reference Rate shall be payable quarterly in arrears.
The Current Credit Facility is guaranteed by all wholly-owned subsidiaries of the Company (each, a “Guarantor” and, together with the Company, the “Credit Parties”), and is secured by first priority security interests on substantially all assets of each Credit Party, subject to customary exceptions.
The Current Credit Facility contains customary representations and affirmative covenants. The Current Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, and (xx) dividend payments. The Credit Parties are subject to certain financial covenants under the Current Credit Facility, including, without limitation, tested on the last day of each fiscal quarter, (i) a maximum ratio of the Company’s consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“EBITDAX”) of 4.00 to 1.00 and (ii) a current ratio, as defined in the agreement, inclusive of the unused Commitments then available to be borrowed, to not be less than 1.00 to 1.00. The Company was in compliance with all covenants as of March 31, 2019, and through the filing date of this report.
The Company had $65.0 million and $50.0 million outstanding on the Current Credit Facility as of March 31, 2019 and December 31, 2018, respectively.
In connection with the Current Credit Facility, the Company capitalized a total of $2.5 million in deferred financing costs, of which $1.8 million and $0.5 million of the total post amortization net capitalized amounts are presented within other noncurrent assets and prepaid expenses and other line items, respectively, in the accompanying condensed consolidated balance sheets (“balance sheets”) as of March 31, 2019.
Prior Credit Facility
Upon emergence from bankruptcy, the Company entered into a revolving credit facility, as the borrower, with KeyBank National Association, as the administrative agent, and certain lenders party thereto (the “Prior Credit Facility”). The borrowing base was $191.7 million and had a maturity date of March 31, 2021.
The Prior Credit Facility stated the Company's leverage ratio of indebtedness to EBITDAX was not to exceed 3.50 to 1.00, the minimum current ratio must be 1.00 to 1.00, and the minimum interest coverage ratio of trailing twelve-month EBITDAX to trailing twelve-month interest expense must be 2.50 to 1.00 as of the end of the respective fiscal quarter. During the period the Prior Credit Facility was outstanding, the Company was in compliance with all covenants.

The Prior Credit Facility provided for interest rates plus an applicable margin to be determined based on LIBOR or a base rate, at the Company’s election. LIBOR borrowings bore interest at LIBOR, plus a margin of 3.00% to 4.00% depending on the utilization level, and the base rate borrowings bore interest at the Reference Rate, as defined in the Prior Credit Facility, plus a margin of 2.00%to 3.00% depending on the utilization level.

This Prior Credit Facility was terminated and settled in full as of December 7, 2018.

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
As previously described in its 2018 Form 10-K, the Company and the Colorado Department of Public Health and Environment (“CDPHE”) agreed to a Compliance Order on Consent (the “COC”) resolving the matters addressed by a compliance advisory issued to the Company for certain storage tank facilities located in the Wattenberg Field with respect to applicable air quality regulations. The COC further set forth compliance requirements and criteria for continued operations. The Company adopted procedures and processes to address the monitoring, reporting, and control of air emissions. In order to be in compliance, the Company has incurred approximately $1.3 million during 2017 through 2018 and anticipates spending approximately $3.0 million during 2019 through 2022. The COC can be terminated after four years with a showing of substantial compliance and CDPHE approval.
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
On May 3, 2019, WEG filed a lawsuit against the Company and the other six operators who received the NOI, alleging claims consistent with those contained in the NOI letters. Because the allegations made in the lawsuit are based on novel and unprecedented interpretations of complex federal and state air quality laws and regulations, it is not possible for the Company to determine at this time whether the allegations have merit but the Company will vigorously defend against such allegations and will coordinate as much as possible with state and federal permitting authorities to maintain the validity of its current and future air permits for such facilities.
Commitments
The purchase agreement to deliver fixed determinable quantities of crude oil to NGL became effective on April 28, 2017. The terms of the NGL agreement includes defined volume commitments over an initial seven-year term. Under the terms of the NGL agreement, the Company will be required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods beginning in January 2018. During 2018, the average minimum gross volume commitment was approximately 10,100 barrels per day, and the minimum gross volume commitment increased by approximately 41% from 2018 to 2019 and will increase approximately 3% each year thereafter for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term, based on the minimum gross volume commitment schedule (as defined in the agreement) and the applicable differential fee, is $127.7 million as of March 31, 2019. Upon notifying NGL at least twelve months prior to the expiration date of the NGL agreement, the Company may elect to extend the term of the NGL agreement for up to three additional years.

The annual minimum commitment payments under the NGL agreement for the next five years as of March 31, 2019 are presented below (in thousands):

NGL Gross Commitments(1)
2019	11,026
2020	27,949
2021	28,791
2022	29,485
2023	30,448
2024 and thereafter	—
Total	$127,699
_______________________________
(1) The above calculation is based on the minimum gross volume commitment schedule (as defined in the NGL agreement) and applicable differential fees.
There have been no other material changes from the commitments disclosed in the notes to the Company’s consolidated financial statements included in our 2018 Form 10-K. Refer to Note 3 - Leases, for lease commitments.
NOTE 7 - STOCK-BASED COMPENSATION
2017 Long Term Incentive Plan
Upon emergence from bankruptcy, the Company adopted a new Long Term Incentive Plan (the “2017 LTIP”), as established by the pre-emergence Board of Directors, which allows for the issuance of restricted stock units (“RSUs”), performance stock units (“PSUs”), and options. Upon emergence from bankruptcy, the Company reserved 2,467,430 shares of the new common stock for issuance under the 2017 LTIP. See below for further discussion of awards granted under the 2017 LTIP.
Restricted Stock Units
The 2017 LTIP allows for the issuance of RSUs to members of the Board of Directors (the “Board”) and employees of the Company at the discretion of the Board. Each RSU represents one share of the Company's common stock to be released from restriction upon completion of the vesting period. The awards typically vest in one-third increments over three years. The RSUs are valued at the grant date share price and are recognized as general and administrative expense over the vesting period of the award.
There were no RSUs granted during the three months ended March 31, 2019. Total expense recorded for RSUs, inclusive of grants to the members of the Board, for the three months ended March 31, 2019 was $1.1 million. As of March 31, 2019, unrecognized compensation cost for RSUs was $9.1 million and will be amortized through 2023.
A summary of the status and activity of non-vested restricted stock units is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	480,835	$30.83
Granted	—	$—
Vested	(18,089)	$33.40
Forfeited	(1,073)	$28.66
Non-vested at end of quarter	461,673	$30.73
Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock in excess of the deferred tax asset attributable to stock compensation costs for such restricted stock. The Company recorded no excess tax benefits for the periods presented.
Performance Stock Units

The 2017 LTIP allows for the issuance of PSUs to employees at the sole discretion of the Board. The number of shares of the Company’s common stock that may be issued to settle PSUs range from zero to two times the number of PSUs awarded. The PSUs vest in their entirety at the end of the three-year performance period. The total number of PSUs granted is evenly split between two performance criterion. The first criterion is based on a comparison of the Company’s absolute and relative total shareholder return (“TSR”) for the performance period compared with the TSRs of a group of peer companies for the same performance period. The TSR for the Company and each of the peer companies is determined by dividing (A)(i) the volume-weighted average share price for the last 30 trading days of the performance period, minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The second criterion is based on the Company's average annual return on capital employed (“ROCE”) for each year during the three-year performance period. Compensation expense associated with PSUs is recognized as general and administrative expense over the performance period.
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
There were no PSUs granted during the three months ended March 31, 2019. Total compensation recorded for PSUs for the three months ended March 31, 2019 was $0.1 million. As of March 31, 2019, unrecognized compensation costs for PSUs was $1.0 million and will be amortized through 2020.
A summary of the status and activity of performance stock units is presented below:

	Performance Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	53,689	$29.92
Granted (1)	—	$—
Vested(1)	(2,598)	$29.92
Forfeited(1)	—	$—
Non-vested at end of quarter (1)	51,091	$29.92
___________________________

(1)
The number of awards assumes that the associated performance condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.

Stock Options
The 2017 LTIP allows for the issuance of stock options to the Company's employees at the sole discretion of the Board of Directors. Options expire ten years from the grant date unless otherwise determined by the Board of Directors. Compensation expense on the stock options is recognized as general and administrative expense over the vesting period of the award.
There were no stock options granted during the three months ended March 31, 2019. Total expense recorded for stock options for the three months ended March 31, 2019 was $0.2 million. As of March 31, 2019, unrecognized compensation cost for stock options was $0.7 million and will be amortized through 2020.
Stock options are valued using a Black-Scholes Model where expected volatility is based on an average historical volatility of a peer group selected by management over a period consistent with the expected life assumption on the grant date, the risk-free rate of return is based on the U.S. Treasury constant maturity yield on the grant date with a remaining term equal to the expected term of the awards, and the Company’s expected life of stock option awards is derived from the midpoint of the average vesting time and contractual term of the awards.

A summary of the status and activity of non-vested stock options is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	132,809	$34.36	6.7	$—
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited	(25,470)	$34.36	—	$—
Outstanding at end of quarter	107,339	$34.36	7.96	$—
Number of options outstanding and exercisable	36,674	$34.36	7.74	$—
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
The following tables present the Company's financial and non-financial assets and liabilities that were accounted for at fair value and their classification within the fair value hierarchy (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3
Derivative assets(1)	$—	$6,400	$—
Derivative liabilities(1)	$—	$4,889	$—

	As of December 31, 2018
	Level 1	Level 2	Level 3
Derivative assets(1)	$—	$38,272	$—
Derivative liabilities(1)	$—	$183	$—
Asset retirement obligations(2)	$—	$—	$1,490
____________________________

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

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
Unproved Oil and Gas Properties
 Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. To measure the fair value of unproved properties, the Company uses Level 3 inputs and the income valuation technique, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, remaining lease life, standard amortization, and estimated reserve values. During the three months ended March 31, 2019, the Company incurred its standard annual amortization of $0.9 million on its emergence leases that were not held by production as disclosed in the abandonment and impairment of unproved properties line item in the accompanying statements of operations.
Asset Retirement Obligation
The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells and natural gas plants, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value as of March 31, 2019. The Company had $1.5 million of asset retirement obligations recorded at fair value as of December 31, 2018.
Long-term Debt
The Company's Current Credit Facility approximates fair value as the applicable interest rates are floating. The Company had $65.0 million and $50.0 million outstanding under the Current Credit Facility as of March 31, 2019 and December 31, 2018, respectively.
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
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
A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Beginning balance as of December 31, 2018	$29,405
Liabilities settled	(563)
Additions	79
Accretion expense	457
Ending balance as of March 31, 2019	$29,378

NOTE 10 - DERIVATIVES
The Company enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows. All contracts are entered into for other-than-

trading purposes. The Company’s derivatives include swaps and collars for oil and natural gas, and none of the derivative instruments qualifies as having hedging relationships.
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

As of March 31, 2019, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
2Q19
Cashless Collar	6,330	$54.51/$68.74	2,505	$2.75/$3.22	—	—
Swap	3,500	$57.84	—	—	19,203	$2.15
3Q19
Cashless Collar	4,000	$58.13/$75.54	—	—	—	—
Swap	5,000	$59.92	—	—	22,500	$2.13
4Q19
Cashless Collar	4,000	$58.13/$75.54	—	—	—	—
Swap	5,000	$59.92	—	—	22,500	$2.13
1Q20
Cashless Collar	3,000	$55.00/$62.00	—	—	—	—
Swap	3,000	$63.48	—	—	2,500	$2.40
2Q20
Cashless Collar	1,000	$55.00/$62.00	—	—	—	—
As of the filing date of this report, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
2Q19
Cashless Collar	6,330	$54.51/$68.74	2,505	$2.75/$3.22	—	—
Swap	3,500	$57.84	—	—	19,203	$2.15
3Q19
Cashless Collar	4,000	$58.13/$75.54	—	—	—	—
Swap	5,000	59.92	—	—	22,500	$2.13
4Q19
Cashless Collar	4,000	$58.13/$75.54	—	—	—	—
Swap	5,000	$59.92	—	—	22,500	$2.13
1Q20
Cashless Collar	5,000	$55.00/$62.88	—	—	—	—
Swap	3,000	$63.48	—	—	2,500	$2.40
2Q20
Cashless Collar	5,000	$55.00/$63.33	—	—	—	—
3Q20
Cashless Collar	2,000	$55.00/$63.14	—	—	—	—
4Q20
Cashless Collar	2,000	$55.00/$63.14	—	—	—	—

Derivative Assets and Liabilities Fair Value
 The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets for the periods below (in thousands):

		As of March 31, 2019	As of December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value
Derivative Assets:
Commodity contracts	Current assets	$6,400	$34,408
Commodity contracts	Noncurrent assets	—	3,864
Derivative Liabilities:
Commodity contracts	Current liabilities	(4,889)	(183)
Commodity contracts	Long-term liabilities	—	—
Total derivative assets, net		$1,511	$38,089
The following table summarizes the components of the derivative loss presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended March 31,
	2019	2018
Derivative cash settlement gain (loss):
Oil contracts	$2,078	$(4,506)
Gas contracts	(1,142)	194
Total derivative cash settlement gain (loss)(1)	$936	$(4,312)

Change in fair value liability	(37,480)	(4,430)

Total derivative loss(1)	$(36,544)	$(8,742)
_______________________________

(1)
Total derivative loss and total derivative cash settlement gain (loss) for the three months ended March 31, 2019 and 2018 are reported in the derivative loss line item and derivative cash settlements line item in the accompanying statements of cash flows, within cash flows from operating activities.

NOTE 11 - EARNINGS PER SHARE
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
Please refer to Note 7 - Stock-Based Compensation for additional discussion.

The RSUs, PSUs, stock options, and warrants of the Company are all non-participating securities, and therefore, the Company uses the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(6,993)	$13,870

Basic net income (loss) per common share	$(0.34)	$0.68

Diluted net income (loss) per common share	$(0.34)	$0.68

Weighted-average shares outstanding - basic	20,557	20,454
Add: dilutive effect of contingent stock awards	—	16
Weighted-average shares outstanding - diluted	20,557	20,470
There were 173,252 and 259,924 shares which were anti-dilutive for the three months ended March 31, 2019 and 2018, respectively. The Company was in a net loss position for the three months ended March 31, 2019, which made all potentially dilutive shares anti-dilutive.
The exercise price of the Company's warrants was in excess of the Company's stock price; therefore, they were excluded from the earnings per share calculation.
NOTE 12 - INCOME TAXES
The Company has fully implemented the Tax Cuts and Jobs Act, which made significant changes to U.S. federal income tax law, including a reduction in the federal corporate tax rate to 21%, effective January 1, 2018.
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
As of March 31, 2019, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Executive Summary
We are an independent Denver-based exploration and production company focused on the acquisition, development, and extraction of oil and associated liquids-rich natural gas in the United States. Our oil and liquids-weighted assets and operations are concentrated in the rural portions of the Wattenberg Field in Colorado. Our development and extraction activities are primarily directed at the horizontal development of the Niobrara and Codell formations in the DJ Basin. We intend to continue the development of our reserves and increase production on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives. The majority of our revenues are generated through the sale of oil, natural gas, and natural gas liquids production.
The Company’s primary objective is to maximize shareholder returns by responsibly developing our oil and gas resources. We seek to balance production growth with maintaining a conservative balance sheet. Key aspects of our strategy include multi-well pad development across our leasehold, enhanced completions through continuous design evaluation, continuous safety improvement, strict adherence to health and safety regulations, and environmental stewardship.
Financial and Operating Results
Our financial and operational results include:

•
Lease operating expense decreased $5.0 million or $4.02 per Boe for the three months ended March 31, 2019 when compared to the same period during 2018, which is inclusive of our Mid-Continent assets that were sold on August 6, 2018;

•	Sales volumes increased 24% for the three months ended March 31, 2019 when compared to the same period during 2018;

•
Total liquidity of $317.7 million at March 31, 2019, consisting of cash on hand plus funds available under our Current Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;

•
Cash flows provided by operating activities for the three months ended March 31, 2019 was $41.7 million, as compared to cash flows provided by operating activities of $15.9 million during the three months ended March 31, 2018. Please refer to Liquidity and Capital Resources below for additional discussion;

•	Incurred capital expenditures, inclusive of accruals, of $44.8 million during the three months ended March 31, 2019; and

•
Construction of the Company’s new oil gathering line to Riverside Terminal is underway and, as reflected in our annual guidance, is expected to lower corresponding oil differentials in the second half of 2019 by $1.25 - $1.50.

Rocky Mountain Infrastructure
The Company's gathering, treating and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company. The RMI system reduces gathering system pressures at the wellhead, improving hydrocarbon recovery. Additionally, with eleven interconnects to four different natural gas processors, RMI helps ensure that the Company's production is not constrained by any single midstream service provider. Furthermore, the system reduces facility site footprints, leading to more cost-efficient operations and reduced surface disturbance. The net book value of the Company's RMI assets was $125.7 million as of March 31, 2019.
Outlook for 2019
The Company's 2019 capital budget of $230.0 million to $255.0 million assumes a continuous one-rig development pace. The drilling and completion portion of the budget is expected to be approximately $210.0 million to $220.0 million, which will support drilling 59 gross wells and turning to sales 45 gross wells. Included in the drilling completion budget is $15.0 million for non-operated capital expenditures. Of the operated wells planned to be drilled, approximately 26 are extended reach lateral (“XRL”) wells and 33 are standard reach lateral (“SRL”) wells. Of the wells planned to be completed, 16 are XRL wells, five are medium reach lateral (“MRL”) wells, and 24 are SRL wells. The remaining 2019 capital budget of $20.0 million to $35.0 million is to support infrastructure and leasehold costs. Actual capital expenditures could vary significantly based on, among other things, market conditions, commodity prices, drilling and completion costs, well results, acquisitions or divestitures, and changes in the borrowing base under our Current Credit Facility.

Recent Developments

On April 16, 2019, new legislation became effective in Colorado, which substantially changes the state’s regulation of oil and gas exploration and production activities, and applies immediately to all pending permit applications. The new law changes the Colorado Oil and Gas Conservation Commission’s (“COGCC”) mission from “fostering” responsible and balanced development to “regulating” public health and the environment. The required composition of the COGCC was changed to remove two seats for industry experts and add experts on wildlife/environmental protection and public health. The state’s statutory pooling provisions were also changed by the new law to require that an applicant own, or obtain the consent of, at least 45% of the applicable working or mineral interest, whereas previously the consent of only one mineral interest owner was required.

Among the most significant changes under the legislation was the provision of local government control over facility siting and surface impacts associated with oil and gas development. Whether an applicable local government determines to implement regulatory changes is optional, but if changes are adopted, the resulting regulations may be stricter than state requirements. Further, local governments may now inspect oil and gas operations and impose fines for leaks, spills, and emissions.

The legislation mandates COGCC rulemaking on environmental protection, facility siting, cumulative impacts, flowlines, wells that are inactive, temporarily abandoned, or shut-in, financial assurance, wellbore integrity, and application fees. Pending the completion of this initial rulemaking, the COGCC may delay acting on selected permit applications.

Additionally, the new legislation requires the state’s Air Quality Control Commission (“AQCC”) to undertake rulemaking efforts to minimize methane emissions and emissions of other hydrocarbons, volatile organic compounds and nitrogen oxides associated with certain oil and gas facilities. The AQCC may also adopt more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, installation of continuous emission monitoring equipment at certain oil and gas facilities, and reduced emissions from pneumatic devices. The legislation also grants the AQCC regulatory authority over a broad range of oil and gas facilities during pre-production activities, drilling and completion.

Results of Operations
The following table summarizes our revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$60,211	$51,839	$8,372	16%
Natural gas sales(2)	6,772	5,934	838	14%
Natural gas liquids sales (3)	4,348	6,009	(1,661)	(28)%
Product revenue	$71,331	$63,782	$7,549	12%

Sales Volumes:
Crude oil (MBbls)(4)	1,208.2	895.4	312.8	35%
Natural gas (MMcf)(5)	2,198.4	2,135.2	63.2	3%
Natural gas liquids (MBbls)(6)	291.6	257.6	34.0	13%
Crude oil equivalent (MBoe)(3)	1,866.2	1,508.8	357.4	24%

Average Sales Prices (before derivatives)(7):
Crude oil (per Bbl)	$49.83	$57.89	$(8.06)	(14)%
Natural gas (per Mcf)	$3.08	$2.78	$0.30	11%
Natural gas liquids (per Bbl)	$14.91	$23.33	$(8.42)	(36)%
Crude oil equivalent (per Boe)(3)	$38.22	$42.27	$(4.05)	(10)%

Average Sales Prices (after derivatives)(7):
Crude oil (per Bbl)	$51.55	$52.86	$(1.31)	(2)%
Natural gas (per Mcf)	$2.56	$2.87	$(0.31)	(11)%
Natural gas liquids (per Bbl)	$14.91	$23.33	$(8.42)	(36)%
Crude oil equivalent (per Boe)(3)	$38.72	$39.42	$(0.70)	(2)%
_____________________________

(1)
Crude oil sales excludes $0.6 million and $0.1 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended March 31, 2019 and 2018, respectively.

(2)
Natural gas sales excludes $0.7 million and $0.3 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended March 31, 2019 and 2018, respectively.

(3)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(4)
Crude oil sales volumes includes 150.0 MBbls of sales volumes from the Mid-Continent region for the three months ended March 31, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the three months ended March 31, 2019.

(5)
Natural gas sales volumes includes 492.0 MMcf of sales volumes from the Mid-Continent region for the three months ended March 31, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the three months ended March 31, 2019.

(6)
Natural gas liquids sales volumes includes 40.3 MBbls of sales volumes from the Mid-Continent region for the three months ended March 31, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the three months ended March 31, 2019.

(7)
Derivatives economically hedge the price we receive for crude oil. For the three months ended March 31, 2019, derivative cash settlement gains for oil contracts was $2.1 million, and the derivative cash settlement loss for natural gas contracts was $1.1 million. For the three months ended March 31, 2018, the derivative cash settlement loss for oil contracts was $4.5 million, and the derivative cash settlement gain for natural gas contracts was $0.2 million. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Operating revenues increased for the three months ended March 31, 2019 by 12%, to $71.3 million, compared to $63.8 million for the three months ended March 31, 2018. The increase was primarily due to a 24% increase in oil equivalent sales volumes, partially offset by a 10% decrease in oil equivalent pricing excluding the impact of derivatives.

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$5,426	$10,459	$(5,033)	(48)%
Gas plant and midstream operating expense	2,321	3,613	(1,292)	(36)%
Gathering, transportation, and processing	4,022	2,338	1,684	72%
Severance and ad valorem taxes	4,248	5,233	(985)	(19)%
Exploration	97	29	68	234%
Depreciation, depletion, and amortization	15,759	7,508	8,251	110%
Abandonment and impairment of unproved properties	879	2,502	(1,623)	(65)%
Unused commitments	—	21	(21)	(100)%
General and administrative	10,278	9,533	745	8%
Operating Expenses	$43,030	$41,236	$1,794	4%

Selected Costs ($ per Boe):
Lease operating expense	$2.91	$6.93	$(4.02)	(58)%
Gas plant and midstream operating expense	1.24	2.39	(1.15)	(48)%
Gathering, transportation, and processing	2.16	1.55	0.61	39%
Severance and ad valorem taxes	2.28	3.47	(1.19)	(34)%
Exploration	0.05	0.02	0.03	150%
Depreciation, depletion, and amortization	8.44	4.98	3.46	69%
Abandonment and impairment of unproved properties	0.47	1.66	(1.19)	(72)%
Unused commitments	—	0.01	(0.01)	(100)%
General and administrative	5.51	6.32	(0.81)	(13)%
Operating Expenses	$23.06	$27.33	$(4.27)	(16)%
Lease operating expense.  Our lease operating expense (“LOE”) decreased $5.0 million, or 48%, to $5.4 million for the three months ended March 31, 2019 from $10.5 million for the three months ended March 31, 2018, and decreased on an equivalent basis per Boe by 58%. During the three months ended March 31, 2019, the Company experienced decreases, when compared to the same period in 2018, in well servicing and maintenance costs of $3.2 million, compression costs of $0.9 million, and remediation and reclamation work of $0.7 million. The balance of the decrease in LOE was associated with our Mid-Continent assets that were owned during the three months ended March 31, 2018 and sold on August 6, 2018. LOE per unit decreased on a higher percentage basis due to the higher production recorded in the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018.
Gas plant and midstream operating expense.  Our gas plant and midstream operating expense decreased $1.3 million, or 36%, to $2.3 million for the three months ended March 31, 2019 from $3.6 million for the three months ended March 31, 2018, and decreased 48% on a per Boe basis during the comparable periods. The decrease was primarily due to the sale of our Mid-Continent assets on August 6, 2018. The first quarter of 2018 is inclusive of gas plant expense.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $1.7 million, or 72%, from $2.3 million for the three months ended March 31, 2018 to $4.0 million for the three months ended March 31, 2019. The increase was primarily due to additional sales contracts becoming effective during the first quarter of 2019 with terms requiring the revenues and gathering, transportation, and processing expense to be shown on a gross basis. In addition to the new contracts, sales volumes increased 24% as compared to the three months ended March 31, 2018. Sales volumes have a direct correlation to gathering, transportation, and processing expense.
Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased 19% to $4.2 million for the three months ended March 31, 2019 from $5.2 million for the three months ended March 31, 2018. Severance and ad valorem taxes decreased primarily due to a refund that was received within the first quarter of 2019.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense per Boe was $8.44 and $4.98 for the three months ended March 31, 2019 and 2018, respectively. The increase in depreciation, depletion, and amortization during the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily correlates to a $287.2 million increase in the depletable property base.
Abandonment and impairment of unproved properties.  The Company incurred $0.9 million and $2.5 million of abandonment and impairment of unproved properties costs during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the Company incurred its standard annual amortization of $0.9 million on its emergence leases that were not held by production. During the three months ended March 31, 2018, the Company incurred impairment charges relating to non-core leases expiring.
General and administrative. Our general and administrative expense increased by $0.7 million to $10.3 million for the three months ended March 31, 2019 from $9.5 million for the three months ended March 31, 2018, and decreased by 13% on a per Boe basis between the comparable periods. The increase in general and administrative expense between the comparable periods is primarily due to a severance payment made to the Company's Senior Vice President, Finance and Planning upon separation from the Company.

Derivative loss.  Our derivative loss for the three months ended March 31, 2019 was $36.5 million as compared to a derivative loss of $8.7 million for the three months ended March 31, 2018. Our derivative loss is due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended March 31, 2019 and 2018 was $1.2 million and $0.4 million, respectively. The Company incurred $0.8 million in interest expense associated with its Current Credit Facility, $0.3 million in commitment fees on the available borrowing base under the Current Credit Facility, and $0.1 million due to the amortization of deferred financing costs during the three months ended March 31, 2019. The Company incurred $0.1 million in interest expense associated with the Prior Credit Facility and $0.3 million in commitment fees on the available borrowing base under the Prior Credit Facility during the three months ended March 31, 2018. Average debt outstanding for the three months ended March 31, 2019 and 2018 was $64.7 million and $10.3 million, respectively.

Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Current Credit Facility, proceeds from sales of assets, and potential proceeds from capital and/or debt markets. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors. To mitigate some of the pricing risk, we have approximately 58% of our 2019 guided production hedged as of March 31, 2019 and as of the filing date of this report.
As of March 31, 2019, our liquidity was $317.7 million, consisting of cash on hand of $32.7 million and $285.0 million of available borrowing capacity on the Current Credit Facility. Please refer to Note 5 - Long-term Debt in Part I, Item 1 above for additional discussion.
We anticipate investing approximately $230.0 million to $255.0 million, which will support drilling approximately 59 gross wells and turning to sales 45 gross wells in 2019.
Our weighted-average interest rates on borrowings from the Current Credit Facility was 4.69% for the three months ended March 31, 2019. As of March 31, 2019 and as of the date of filing, we had $65.0 million outstanding on our Current Credit Facility.

The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$41,721	$15,903
Net cash used in investing activities	(36,788)	(37,845)
Net cash provided by financing activities	14,847	15,000
Cash, cash equivalents, and restricted cash	32,782	5,840
Acquisition of oil and gas properties	1,362	98
Exploration and development of oil and gas properties	36,503	37,664
Cash flows provided by operating activities
 The three months ended March 31, 2019 and 2018 include cash receipts and disbursements attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. The Company spent $36.5 million and $37.7 million on the exploration and development of oil and gas properties during the three months ended March 31, 2019 and 2018, respectively. The decrease in capital expenditures among the periods is primarily due to timing of payments related to these activities.
Cash flows provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 was $14.8 million and $15.0 million, respectively, primarily due to proceeds from our Current and Prior Credit Facility.
Non-GAAP Financial Measures
Adjusted EBITDAX represents earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash and non-recurring charges. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we present because we believe it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Current Credit Facility based on adjusted EBITDAX ratios as further described Note 5 - Long-Term Debt in Part I, Item I of this document. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measure of Adjusted EBITDAX.

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(6,993)	$13,870
Exploration	97	29
Depreciation, depletion, and amortization	15,759	7,508
Amortization of deferred financing costs	125	—
Abandonment and impairment of unproved properties	879	2,502
Unused commitments	—	21
Stock-based compensation (1)	1,380	1,008
Severance costs (1)	418	—
Gain on sale of oil and gas properties	(1,126)	—
Interest expense	1,151	357
Derivative loss	36,544	8,742
Derivative cash settlements	936	(4,312)
Adjusted EBITDAX	$49,170	$29,725

(1) Included as a portion of general and administrative expense in the accompanying statements of operations.

New Accounting Pronouncements
Please refer to Note 2 — Basis of Presentation under Part I, Item 1 of this report for any recently issued or adopted accounting standards.
Critical Accounting Policies and Estimates
Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2018 Form 10-K.
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
Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements that are not disclosed within this report.
Contractual Obligations
There have been no significant changes from our 2018 Form 10-K in our obligations and commitments, other than what is disclosed within Note 3 - Leases and Note 6 - Commitments and Contingencies under Part I, Item 1 of this report.
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

Forward‑looking statements include statements related to, among other things:

•	the Company's business strategies;

•	reserves estimates;

•	estimated sales volumes;

•	amount and allocation of forecasted capital expenditures and plans for funding capital expenditures and operating expenses;

•	ability to modify future capital expenditures;

•	anticipated costs;

•	compliance with debt covenants;

•	ability to fund and satisfy obligations related to ongoing operations;

•	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

•	adequacy of gathering systems and continuous improvement of such gathering systems;

•	impact from the lack of available gathering systems and processing facilities in certain areas;

•	impact of effectiveness of vapor control systems at central tank batteries;

•	natural gas, oil, and natural gas liquid prices and factors affecting the volatility of such prices;

•	impact of lower commodity prices;

•	sufficiency of impairments;

•	the ability to use derivative instruments to manage commodity price risk and ability to use such instruments in the future;

•	our drilling inventory and drilling intentions;

•	impact of potentially disruptive technologies;

•	our estimated revenues and losses;

•	the timing and success of specific projects;

•	our implementation of standard and long reach laterals in the Wattenberg Field;

•	our use of multi-well pads to develop the Niobrara and Codell formations;

•	intention to continue to optimize enhanced completion techniques and well design changes;

•	stated working interest percentages;

•	management and technical team;

•	outcomes and effects of litigation, claims, and disputes;

•	primary sources of future production growth;

•	full delineation of the Niobrara B, C and Codell benches in our legacy acreage, French Lake, and northern acreage;

•	our ability to replace oil and natural gas reserves;

•	our ability to convert PUDs to producing properties within five years of their initial proved booking;

•	impact of recently issued accounting pronouncements;

•	impact of the loss a single customer or any purchaser of our products;

•	timing and ability to meet certain volume commitments related to purchase and transportation agreements;

•	the impact of customary royalty interests, overriding royalty interests, obligations incident to operating agreements, liens for current taxes, and other industry-related constraints;

•	our financial position;

•	our cash flow and liquidity;

•	the adequacy of our insurance; and

•	other statements concerning our operations, economic performance, and financial condition.
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A of this report;

•	further declines or volatility in the prices we receive for our oil, natural gas liquids, and natural gas;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	ability of our customers to meet their obligations to us;

•	our access to capital;

•	our ability to generate sufficient cash flow from operations, borrowings, or other sources to enable us to fully develop our undeveloped acreage positions;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future sales volume rates and associated costs;

•	uncertainties associated with estimates of proved oil and gas reserves;

•	the possibility that the industry may be subject to future local, state, and federal regulatory or legislative actions (including additional taxes and changes in environmental regulation);

•	environmental risks;

•	seasonal weather conditions;

•	lease stipulations;

•	drilling and operating risks, including the risks associated with the employment of horizontal drilling and completion techniques;

•	our ability to acquire adequate supplies of water for drilling and completion operations;

•	availability of oilfield equipment, services, and personnel;

•	exploration and development risks;

•	competition in the oil and natural gas industry;

•	management’s ability to execute our plans to meet our goals;

•	our ability to attract and retain key members of our senior management and key technical employees;

•	our ability to maintain effective internal controls;

•	access to adequate gathering systems and pipeline take-away capacity;

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
Commodity Derivative Contracts
Our primary commodity risk management objective is to reduce volatility in our cash flows. We enter into derivative contracts for oil and natural gas using NYMEX futures or over-the-counter derivative financial instruments with only counterparties whom we believe are well-capitalized and have been approved by our Board of Directors. The types of derivative instruments that we have entered into include commodity price swaps, cashless collars, and puts to mitigate a portion of our exposure to fluctuations in commodity prices.
To the extent that we enter into derivative contracts, we may be prevented from realizing the full benefits of favorable price changes in the physical market. Likewise, depending on what type of derivative contracts we use, we may not be fully insulated from downward commodity price movements.
Presently, all of our derivative arrangements are concentrated with four counterparties, all of which are lenders under our Current Credit Facility. If these counterparties fail to perform their obligations, we may suffer financial loss.

The result of oil market prices exceeding our swap prices or collar ceilings requires us to make payments on the settlement of our derivatives, if owed by us, generally up to 15 business days before we receive market price cash payments from our customers. This could have a material adverse effect on our cash flows for the period between derivative settlement and payment for revenues earned.
Please refer to the Note 10 - Derivatives in Part I, Item 1 of this report for summary derivative activity tables.
Interest Rates
As of March 31, 2019, and on the filing date of this report we had $65.0 million outstanding under our Current Credit Facility. Borrowings under our Current Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or London Interbank Offered Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of March 31, 2019, and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants in its Current Credit Facility.
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
There have not been material changes to the interest rate risk analysis or oil and gas price sensitivity analysis disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On May 3, 2019, WEG filed a lawsuit against the Company and the other six operators who received the NOI, alleging claims consistent with those contained in the NOI letters. Because the allegations made in the lawsuit are based on novel and unprecedented interpretations of complex federal and state air quality laws and regulations, it is not possible for the Company to determine at this time whether the allegations have merit, but the Company will vigorously defend against such allegations, and will coordinate as much as possible with state and federal permitting authorities to maintain the validity of its current and future air permits for such facilities.
There have been no other material changes to our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
As a Colorado-only oil and gas operator, we face a disproportionate risk associated with increasing activism and legislative and regulatory efforts which may serve to curtail oil and gas exploration and development activities in Colorado.

Opposition toward oil and gas drilling and development activity in Colorado has both increased and become more effective in recent years. On April 16, 2019, new legislation became effective in Colorado, which substantially changes the state’s regulation of oil and gas exploration and production activities, and applies immediately to all pending permit applications. The new law changes the COGCC mission from “fostering” responsible and balanced development to “regulating” public health and the environment. The required composition of the COGCC was also changed to remove two seats for oil and gas industry experts and add experts on wildlife/environmental protection and public health. The state’s statutory pooling provisions were changed by the new law to require that an applicant own, or obtain the consent of, at least

45% of the applicable working or mineral interest, whereas previously the consent of only one mineral interest owner was required.
Among the most significant changes under the legislation was the provision of local government control over facility siting and surface impacts associated with oil and gas development. Whether an applicable local government determines to implement regulatory changes is optional, but if changes are adopted, the resulting regulations may be stricter than state requirements. Further, local governments may now inspect oil and gas operations and impose fines for leaks, spills, and emissions.
The legislation mandates COGCC rulemaking on environmental protection, facility siting, cumulative impacts, flowlines, wells that are inactive, temporarily abandoned, or shut-in, financial assurance, wellbore integrity, and application fees. Pending the completion of this initial rulemaking, the COGCC may delay acting on selected permit applications. Although the Company’s operations are not located near affected municipalities and may not ultimately be significantly impacted by select aspects of the new legislation and resulting COGCC rules, such permitting delays could substantially curtail the Company’s near-term pace of new oil and gas development.
Additionally, the new legislation requires the state’s AQCC to undertake rulemaking efforts to minimize methane emissions and emissions of other hydrocarbons, volatile organic compounds and nitrogen oxides associated with certain oil and gas facilities. The AQCC may also adopt more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, installation of continuous emission monitoring equipment at certain oil and gas facilities, and reduced emissions from pneumatic devices. The legislation also grants the AQCC regulatory authority over a broad range of oil and gas facilities during pre-production activities, drilling and completion.
Rules adopted by the COGCC and AQCC pursuant to the new legislation may significantly increase the Company’s operating costs, and have a material adverse effect on our business, financial condition, and results of operations.
Additionally, anti-development activists succeeded in adding a measure to the November 6, 2018 ballot in Colorado, which sought to require a minimum 2,500 foot setback from occupied structures and vulnerable areas for all new oil and gas development on non-federal land. While this initiative was ultimately unsuccessful, had it been successful, it may have resulted in dramatically reducing the area of future oil and gas development in Colorado. Such anti-development efforts are likely to continue in the future, which could result in dramatically reducing the area of future oil and gas development in Colorado or outright banning oil and gas development in Colorado. These efforts could have a material adverse effect on our business, financial condition, and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended March 31, 2019.
 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended March 31, 2019:

				Maximum
			Total Number of	Number of
	Total		Shares	Shares that May
	Number of	Average Price	Purchased as Part of	Be Purchased
	Shares	Paid per	Publicly Announced	Under Plans or
	Purchased(1)	Share	Plans or Programs	Programs
January 1, 2019 - January 31, 2019	6,010	$23.60	—	—
February 1, 2019 - February 28, 2019	26	$22.42	—	—
March 1, 2019 - March 31, 2019	—	$—	—	—
Total	6,036	$23.42	—	—
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

Our Current Credit Facility provides for restrictions on the payment of dividends.

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

3.2	Fourth Amended and Restated Bylaws of Bonanza Creek Energy, Inc. (incorporated by reference to Exhibit 3.2 to Bonanza Creek Energy, Inc.’s Registration Statement on Form 8-A filed on April 28, 2017).

10.1†	Amended and Restated Form of PSU Award Agreement.

31.1†	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2†	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1†	Certification of the Principal Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2†	Certification of the Principal Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
†                 Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	May 8, 2019	By:	/s/ Eric T. Greager
Eric T. Greager
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Brant DeMuth
Brant DeMuth
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Vice President and Chief Accounting Officer
(principal accounting officer)