Form 10-Q
period 2019-06-30
Bonanza Creek Energy, Inc.
filed 2019-08-08
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐  No

As of August 5, 2019, the registrant had 20,633,837 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,149	$12,916
Accounts receivable:
Oil and gas sales	40,341	31,799
Joint interest and other	23,946	47,577
Prepaid expenses and other	5,336	4,633
Inventory of oilfield equipment	2,946	3,478
Derivative assets (note 10)	11,116	34,408
Total current assets	92,834	134,811
Property and equipment (successful efforts method):
Proved properties	802,452	719,198
Less: accumulated depreciation, depletion and amortization	(86,265)	(52,842)
Total proved properties, net	716,187	666,356
Unproved properties	155,882	154,352
Wells in progress	133,364	93,617
Other property and equipment, net of accumulated depreciation of $2,853 in 2019 and $2,546 in 2018	3,490	3,649
Total property and equipment, net	1,008,923	917,974
Long-term derivative assets (note 10)	1,176	3,864
Right-of-use assets (note 3)	38,623	—
Other noncurrent assets	3,782	4,885
Total assets	$1,145,338	$1,061,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$45,087	$79,390
Oil and gas revenue distribution payable	30,262	19,903
Current portion of lease liability (note 3)	10,593	—
Derivative liability (note 10)	2,066	183
Total current liabilities	88,008	99,476

Long-term liabilities:
Credit facility (note 5)	65,000	50,000
Lease liability (note 3)	28,792	—
Ad valorem taxes	34,370	18,740
Asset retirement obligations for oil and gas properties (note 9)	29,162	29,405
Total liabilities	245,332	197,621

Commitments and contingencies (note 6)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 20,632,999 and 20,543,940 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4,285	4,286
Additional paid-in capital	698,526	696,461
Retained earnings	197,195	163,166
Total stockholders’ equity	900,006	863,913
Total liabilities and stockholders’ equity	$1,145,338	$1,061,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating net revenues:
Oil and gas sales	$85,783	$71,872	$158,377	$136,064
Operating expenses:
Lease operating expense	6,390	11,316	11,816	21,775
Gas plant and midstream operating expense	2,709	3,247	5,030	6,860
Gathering, transportation, and processing	4,331	1,660	8,353	3,998
Severance and ad valorem taxes	7,711	6,071	11,959	11,303
Exploration	408	221	505	250
Depreciation, depletion, and amortization	18,898	9,564	34,657	17,072
Abandonment and impairment of unproved properties	878	2,477	1,757	4,979
Unused commitments	—	—	—	21
General and administrative expense (including $1,768, $2,184, $3,148, and $3,192, respectively, of stock-based compensation)	9,803	9,917	20,081	19,451
Total operating expenses	51,128	44,473	94,158	85,709
Income from operations	34,655	27,399	64,219	50,355
Other income (expense):
Derivative gain (loss)	8,173	(22,012)	(28,371)	(30,754)
Interest expense	(385)	(805)	(1,536)	(1,162)
Loss on sale of properties, net	(1,432)	—	(306)	—
Other income	11	277	23	290
Total other income (expense)	6,367	(22,540)	(30,190)	(31,626)
Income from operations before taxes	41,022	4,859	34,029	18,729
Income tax benefit (expense)	—	—	—	—
Net income	$41,022	$4,859	$34,029	$18,729

Comprehensive income	$41,022	$4,859	$34,029	$18,729

Basic net income per common share	$1.99	$0.24	$1.65	$0.91

Diluted net income per common share	$1.99	$0.24	$1.65	$0.91

Basic weighted-average common shares outstanding	20,618	20,488	20,588	20,471

Diluted weighted-average common shares outstanding	20,664	20,603	20,630	20,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2018	20,543,940	$4,286	$696,461	$163,166	$863,913
Restricted common stock issued	20,687	—	—	—	—
Stock used for tax withholdings	(6,036)	—	(153)	—	(153)
Stock-based compensation	—	—	1,380	—	1,380
Net loss	—	—	—	(6,993)	(6,993)
Balances, March 31, 2019	20,558,591	4,286	697,688	156,173	858,147
Restricted common stock issued	110,553	—	—	—	—
Stock used for tax withholdings	(36,145)	(1)	(930)	—	(931)
Stock-based compensation	—	—	1,768	—	1,768
Net income	—	—	—	41,022	41,022
Balances, June 30, 2019	20,632,999	$4,285	$698,526	$197,195	$900,006

Balances, December 31, 2017	20,453,549	$4,286	$689,068	$(5,020)	$688,334
Restricted common stock issued	107	—	—	—	—
Stock used for tax withholdings	(37)	—	—	—	—
Stock-based compensation	—	—	1,008	—	1,008
Net income	—	—	—	13,870	13,870
Balances, March 31, 2018	20,453,619	4,286	690,076	8,850	703,212
Restricted common stock issued	78,002	—	—	—	—
Stock used for tax withholdings	(24,013)	—	(794)	—	(794)
Exercise of stock options	27,191	—	968	—	968
Stock-based compensation	—	—	2,184	—	2,184
Net income	—	—	—	4,859	4,859
Balances, June 30, 2018	20,534,799	$4,286	$692,434	$13,709	$710,429
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$34,029	$18,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	34,657	17,072
Abandonment and impairment of unproved properties	1,757	4,979
Well abandonment costs and dry hole expense	62	—
Stock-based compensation	3,148	3,192
Amortization of deferred financing costs	248	—
Derivative loss	28,371	30,754
Derivative cash settlements	393	(11,622)
Loss on sale of properties, net	306	—
Other	(901)	172
Changes in current assets and liabilities:
Accounts receivable	15,089	(20,376)
Prepaid expenses and other assets	(703)	935
Accounts payable and accrued liabilities	(10,833)	(889)
Settlement of asset retirement obligations	(1,175)	(797)
Net cash provided by operating activities	104,448	42,149
Cash flows from investing activities:
Acquisition of oil and gas properties	(11,738)	(1,295)
Exploration and development of oil and gas properties	(111,398)	(91,482)
Proceeds from sale of oil and gas properties	1,153	20
Additions to property and equipment - non oil and gas	(148)	(280)
Net cash used in investing activities	(122,131)	(93,037)
Cash flows from financing activities:
Proceeds from Current Credit Facility	15,000	—
Proceeds from Prior Credit Facility	—	60,000
Proceeds from exercise of stock options	—	968
Payment of employee tax withholdings in exchange for the return of common stock	(1,083)	(794)
Net cash provided by financing activities	13,917	60,174
Net change in cash, cash equivalents, and restricted cash	(3,766)	9,286
Cash, cash equivalents, and restricted cash:
Beginning of period	13,002	12,782
End of period	$9,236	$22,068
Supplemental cash flow disclosure:
Cash paid for interest, net of capitalization	$1,190	$906
Severance and ad valorem tax refund	$352	$—
Changes in working capital related to drilling expenditures	$(8,763)	$1,909
Cash paid for amounts included in the measurement of lease liabilities	$4,366	$—
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
As further described in Note 6 - Commitments and Contingencies, one contract with NGL Crude Logistics, LLP (“NGL”, known as the “NGL agreement”) has an additional aspect of variable consideration related to the minimum volume commitments (“MVCs”) as specified in the agreement. On an on-going basis, the Company performs an analysis of expected risk adjusted production applicable to the NGL agreement based on approved production plans to determine if liquidated damages to NGL are probable. As of June 30, 2019, the Company believes that the volumes delivered to NGL will be in excess of the MVCs required then and for the upcoming approved production plan. As a result of this analysis, to date, no variable consideration related to potential liquidated damages has been considered in the transaction price for the NGL agreement.
Under our oil sales contracts we sell oil production at the wellhead, or other contractually agreed-upon delivery points, and collect an agreed-upon index price, net of pricing differentials. In this scenario, we recognize revenue when control transfers to the purchaser at the wellhead, or other contractually agreed-upon delivery point, at the net contracted price received.
Under our natural gas processing contracts, we deliver natural gas to an agreed-upon delivery point. The delivery points are specified within each contract, and the transfer of control varies between the inlet and outlet of the midstream processing facility. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGLs and residue gas. For the contracts where we maintain control through the outlet of the midstream processing facility, we recognize revenue on a gross basis, with gathering, transportation, and processing fees presented as an expense in our accompanying condensed consolidated statements of operations and comprehensive income (“statements of operations”). Alternatively, for those contracts where the Company relinquishes control at the inlet of the midstream processing facility, the Company recognizes natural gas and NGLs revenues based on the contracted amount of the proceeds received from the midstream processing entity and, as a result, we recognize revenue on a net basis.
Under our product sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities under this guidance. At June 30, 2019 and December 31, 2018, our receivables from contracts with customers were $40.3 million and $31.8 million, respectively.
Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues:
Crude oil sales	$75,016	$60,751	$135,806	$112,714
Natural gas sales	6,507	$4,938	13,964	11,159
Natural gas liquids sales	4,260	6,183	8,607	12,191
Oil and gas sales	$85,783	$71,872	$158,377	$136,064

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets, which sum to the total of such amounts shown in the accompanying condensed consolidated statements of cash flows (“statements of cash flows”) (in thousands):

	As of June 30,
	2019	2018
Cash and cash equivalents	$9,149	$21,989
Restricted cash included in other noncurrent assets	87	79
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$9,236	$22,068

Restricted cash consists of funds for road maintenance and repairs.
Accounting Pronouncements Recently Adopted and Issued
In February 2016, the FASB issued Update No. 2016-02 - Leases (ASC 842) to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Each lease that is recognized in the balance sheet will be classified as either finance or operating requiring certain quantitative and qualitative disclosures. Leases acquired to explore the development of oil and natural gas resources are not within the scope of this guidance. The new standard was adopted using the optional transition approach at the date of initial application on January 1, 2019. Please refer to Note 3 - Leases for additional disclosure.
In June 2016, the FASB issued Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. The amended standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted, and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. Historically, the Company's credit losses on oil and natural gas sales receivables and joint interest receivables have not been significant, and the Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued Update No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this update is to improve the effectiveness of fair value measurement disclosures. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The standard will only impact the form of the Company's disclosures.
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of June 30, 2019, and through the filing date of this report.

NOTE 3 - LEASES
On January 1, 2019, the Company adopted ASC 842 using the optional transition approach prescribed in Updated No 2018-11 - Lease (Topic 842), Targeted Improvements. Under this approach, results for reporting periods beginning January 1, 2019, are presented in accordance with ASC 842, while prior period amounts are reported in accordance with ASC 840 - Leases. The Company recognized $32.8 million and $33.6 million in right-of-use assets and lease liabilities, respectively, on January 1, 2019, representing minimum payment obligations associated with compressors, vehicles, office space, and other field and corporate equipment with contractual durations in excess of one year. There was no cumulative-effect adjustment to retained earnings upon adoption of the new standard.
ASC 842 provided certain practical expedients, of which the Company elected (i) to account for lease and non-lease components in its contracts as a single lease component for all asset classes, (ii) to adopt the land easement practical expedient, which allows the Company to apply ASC 842 prospectively to new or modified land easements beginning January 1, 2019, and (iii) to not apply the recognition requirements of ASC 842 to leases with a lease term of twelve months or less. The Company's leasing activities as a lessor are negligible.
During the three and six months ended June 30, 2019, the Company incurred $8.9 million and $10.1 million, respectively, in new right-of-use assets and lease liabilities. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value on the balance sheet at $38.6 million and $39.4 million as of June 30, 2019, respectively. All leases recognized on the Company's balance sheet are classified as operating leases, which include leases related to the asset classes reflected in the table below (in thousands):

	Right-of-use Asset	Lease Liability
Field equipment(1)	$34,712	$34,712
Corporate leases	2,987	3,749
Vehicles	924	924
Total	$38,623	$39,385
____________________________
(1) Includes compressors, certain gas processing equipment, and other field equipment.

The lease amounts disclosed are presented on a gross basis. A portion of these costs may have been or will be billed to other working interest owners, and the Company's net share of these costs once paid are included in proved properties, other property and equipment, lease operating expenses, or general and administrative expenses, as applicable.
The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for leases with a lease term of one year or less, excluding leases with a term of one month or less. Short-term leases include drilling rigs and other equipment. Drilling rig contracts are structured based on an allotted number of wells to be drilled consecutively at a daily operating rate. Short-term drilling rig costs include a non-lease labor component, which is treated as a single lease component.

The following table summarizes the components of the Company's gross operating lease costs incurred during the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	$2,686	$5,036
Short-term lease cost	2,000	3,822
Variable lease cost(2)	109	129
Sublease income(3)	(87)	(174)
Total lease cost	$4,708	$8,813
____________________________

(1) Includes office rent expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
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
The Company's weighted-average lease term and discount rate used during the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Weighted-average lease term (years)	3.8	3.8
Weighted-average discount rate	4.33%	4.33%

Minimum future commitments by year for the Company's long-term operating leases as of June 30, 2019 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows (in thousands):

Amount
Remainder of 2019	$6,081
2020	11,831
2021	10,659
2022	8,911
2023	4,477
Thereafter	690
Total lease payments	42,649
Less: imputed interest	(3,264)
Total lease liability	$39,385

Future minimum lease payments related to the Company’s operating leases as of December 31, 2018 are presented below (in thousands):

Amount
2019	$1,256
2020	1,351
2021	1,401
2022	234
2023	—
2024 and thereafter	—
Total	$4,242

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Accrued drilling and completion costs	$24,839	$33,602
Accounts payable trade	6,593	11,532
Accrued general and administrative expense	2,726	12,728
Accrued lease operating expense	2,700	2,183
Accrued interest	587	241
Accrued oil and gas hedging	45	—
Accrued production and ad valorem taxes and other	7,597	19,104
Total accounts payable and accrued expenses	$45,087	$79,390

NOTE 5 - LONG-TERM DEBT
Current Credit Facility
On December 7, 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders (the “Current Credit Facility”). The Current Credit Facility has an aggregate original commitment amount of $750.0 million, an initial borrowing base of $350.0 million, and matures on December 7, 2023. The Current Credit Facility borrowing base is redetermined on a semi-annual basis, with the most recent being concluded on May 16, 2019 resulting in an increase in the borrowing base to $375.0 million; however, the Company chose to hold the aggregate elected commitments at $350.0 million. The next scheduled redetermination is set to occur in November 2019.
Borrowings under the Current Credit Facility bear interest at a per annum rate equal to, at the option of the Company, either (i) a London InterBank Offered Rate (“LIBOR”), subject to a 0% LIBOR floor plus a margin of 1.75% to 2.75%, based on the utilization of the Current Credit Facility (the “Eurodollar Rate”) or (ii) a fluctuating interest rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate, (b) the rate of interest published by the Federal Reserve Bank of New York as the federal funds effective rate, (c) the rate of interest published by the Federal Reserve Bank of New York as the overnight bank funding rate, or (d) a LIBOR offered rate for a one-month interest period, subject to a 0% LIBOR floor plus a margin of 0.75% to 1.75%, based on the utilization of the Current Credit Facility (the “Reference Rate”). Interest on borrowings that bear interest at the Eurodollar Rate shall be payable on the last day of the applicable interest period selected by the Company, which shall be one, two, three, or six months, and interest on borrowings that bear interest at the Reference Rate shall be payable quarterly in arrears. The Company's Current Credit Facility approximates fair value as the applicable interest rates are floating.
The Current Credit Facility is guaranteed by all wholly-owned subsidiaries of the Company (each, a “Guarantor” and, together with the Company, the “Credit Parties”), and is secured by first priority security interests on substantially all assets of each Credit Party, subject to customary exceptions.
The Current Credit Facility contains customary representations and affirmative covenants. The Current Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, and (xx) dividend payments. The Credit Parties are subject to certain financial covenants under the Current Credit Facility, including, without limitation, tested on the last day of each fiscal quarter, (i) a maximum ratio of the Company’s consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“EBITDAX”) of 4.00 to 1.00 and (ii) a current ratio, as defined in the agreement, inclusive of the unused Commitments then available to be borrowed, to not be less than 1.00 to 1.00. The Company was in compliance with all covenants as of June 30, 2019, and through the filing date of this report.

The Company had $65.0 million and $50.0 million outstanding on the Current Credit Facility as of June 30, 2019 and December 31, 2018, respectively. As of the date of filing, the Company had $80.0 million outstanding on its Current Credit Facility.
In connection with the Current Credit Facility, the Company capitalized a total of $2.5 million in deferred financing costs, of which $1.7 million and $0.5 million of the total post amortization net capitalized amounts are presented within other noncurrent assets and prepaid expenses and other line items, respectively, in the accompanying condensed consolidated balance sheets (“balance sheets”) as of June 30, 2019 and December 31, 2018, respectively.
Prior Credit Facility
Upon emergence from bankruptcy, the Company entered into a revolving credit facility, as the borrower, with KeyBank National Association, as the administrative agent, and certain lenders party thereto (the “Prior Credit Facility”). The borrowing base was $191.7 million and had a maturity date of March 31, 2021.
The Prior Credit Facility stated the Company's leverage ratio of indebtedness to EBITDAX was not to exceed 3.50 to 1.00, the minimum current ratio had to be 1.00 to 1.00, and the minimum interest coverage ratio of trailing twelve-month EBITDAX to trailing twelve-month interest expense had to be 2.50 to 1.00 as of the end of the respective fiscal quarter. During the period the Prior Credit Facility was outstanding, the Company was in compliance with all covenants.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company is involved in various commercial and regulatory claims, litigation, and other legal proceedings that arise in the ordinary course of its business. The Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. In accordance with GAAP, an accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the most likely anticipated outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. No claims have been made, nor is the Company aware of any material uninsured liability which the Company may have, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations. As of the filing date of this report, there were no material pending or overtly threatened legal actions against the Company of which it is aware.
As previously described in its 2018 Form 10-K, the Company and the Colorado Department of Public Health and Environment (“CDPHE”) agreed to a Compliance Order on Consent (the “COC”) resolving the matters addressed by a compliance advisory issued to the Company for certain storage tank facilities located in the Wattenberg Field with respect to applicable air quality regulations. The COC further set forth compliance requirements and criteria for continued operations. The Company adopted procedures and processes to address the monitoring, reporting, and control of air emissions. In order to be in compliance, the Company has incurred approximately $1.6 million from 2017 through June 30, 2019 and expects to incur an immaterial amount of maintenance during the remainder of 2019 through 2022. The COC can be terminated after four years with a showing of substantial compliance and CDPHE approval.
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
On May 3, 2019, WEG filed a lawsuit against the Company and the other six operators who received the NOI, alleging claims consistent with those contained in the NOI letters. Because the allegations made in the lawsuit are based on novel and unprecedented interpretations of complex federal and state air quality laws and regulations, it is not possible for the Company to determine at this time whether the allegations have merit, but the Company will vigorously defend against such allegations and will coordinate as much as possible with state and federal permitting authorities to maintain the validity of its current and future air permits for such facilities.
Commitments
The purchase agreement to deliver fixed determinable quantities of crude oil to NGL became effective on April 28, 2017. The NGL agreement includes defined volume commitments over an initial seven-year term. Under the terms of the NGL agreement, the Company will be required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods beginning in January 2018. During 2018, the average minimum gross volume commitment was approximately 10,100 barrels per day, and the minimum gross volume commitment increased by approximately 41% from 2018 to 2019 and will increase approximately 3% each year thereafter for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term, based on the minimum gross volume commitment schedule (as defined in the agreement) and the applicable differential fee, is $88.5 million as of June 30, 2019. Upon notifying NGL at least twelve months prior to the expiration date of the NGL agreement, the Company may elect to extend the term of the NGL agreement for up to three additional years.
The annual minimum commitment payments under the NGL agreement for the next five years as of June 30, 2019 are presented below (in thousands):

NGL Gross Commitments(1)
2019	$10,043
2020	22,487
2021	21,278
2022	21,790
2023	12,946
2024 and thereafter	—
Total	$88,544
_______________________________
(1) The above calculation is based on the minimum gross volume commitment schedule (as defined in the NGL agreement) and applicable differential fees.

Since the commencement of the NGL agreement and through the remainder of term of the agreement, the Company has not and does not expect to incur any deficiency payments.
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
During the six months ended June 30, 2019, the Company granted 251,000 RSUs with a fair value of $5.7 million. Total compensation expense recorded for RSUs, inclusive of grants to the members of the Board, for the three and six months ended June 30, 2019 was $1.3 million and $2.4 million, respectively. As of June 30, 2019, unrecognized compensation expense for RSUs was $13.4 million and will be amortized through 2023.
A summary of the status and activity of non-vested restricted stock units is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	480,835	$30.83
Granted	251,000	$22.76
Vested	(128,642)	$23.50
Forfeited	(5,090)	$33.22
Non-vested at end of quarter	598,103	$26.99

Cash flows resulting from excess tax benefits are to be classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock in excess of the deferred tax asset attributable to stock compensation costs for such restricted stock. The Company recorded no excess tax benefits for the periods presented.
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
During the six months ended June 30, 2019, the Company granted 102,379 PSUs to certain officers with a fair value of $2.3 million. Total compensation expense recorded for PSUs for the three and six months ended June 30, 2019 was $0.3 million and $0.4 million, respectively. As of June 30, 2019, unrecognized compensation costs for PSUs was $3.0 million and will be amortized through 2021.

A summary of the status and activity of performance stock units is presented below:

	Performance Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year(1)	53,689	$29.92
Granted (1)	102,379	$22.15
Vested(1)	(2,598)	$23.55
Forfeited(1)	—	$—
Non-vested at end of quarter (1)	153,470	$24.74
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
There were no stock options granted during the six months ended June 30, 2019. Total expense recorded for stock options for the three and six months ended June 30, 2019 was $0.1 million and $0.3 million, respectively. As of June 30, 2019, unrecognized compensation cost for stock options was $0.5 million and will be amortized through 2020.
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
A summary of the status and activity of non-vested stock options is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	132,809	$34.36	6.7	$—
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited	(27,018)	$34.36	—	$—
Outstanding at end of quarter	105,791	$34.36	7.8	$—
Number of options outstanding and exercisable	70,524	$34.36	7.8	$—

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

	As of June 30, 2019
	Level 1	Level 2	Level 3
Derivative assets(1)	$—	$12,292	$—
Derivative liabilities(1)	$—	$2,066	$—

	As of December 31, 2018
	Level 1	Level 2	Level 3
Derivative assets(1)	$—	$38,272	$—
Derivative liabilities(1)	$—	$183	$—
Asset retirement obligations(2)	$—	$—	$1,490
____________________________

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

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
Asset Retirement Obligation
The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value as of June 30, 2019. The Company had $1.5 million of asset retirement obligations recorded at fair value as of December 31, 2018.
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

A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Beginning balance as of December 31, 2018	$29,405
Liabilities settled	(1,145)
Additions	79
Accretion expense	823
Ending balance as of June 30, 2019	$29,162

NOTE 10 - DERIVATIVES
The Company enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows. All contracts are entered into for other-than-trading purposes. The Company’s derivatives include swaps, puts, and collars for oil and natural gas, and none of the derivative instruments qualifies as having hedging relationships.
In a typical commodity swap agreement, if the agreed upon published third-party index price is lower than the swap fixed price, the Company receives the difference between the index price and the agreed upon swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference.
A put gives the owner the right to sell the underlying commodity at a set price over the term of the contract. If the index settlement price is higher than the put fixed price, the put will expire worthless. If the settlement price is lower than the put fixed price, the Company will exercise the put and receive the difference between the settlement price and the put fixed price.
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

As of June 30, 2019, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu
3Q19
Cashless Collar	4,000	$58.13/$75.54	—	—
Swap	5,000	$59.92	22,500	$2.13
4Q19
Cashless Collar	4,000	$58.13/$75.54	—	—
Swap	5,000	$59.92	22,500	$2.13
1Q20
Cashless Collar	5,000	$55.00/$62.88	—	—
Swap	3,000	$63.48	2,500	$2.40
2Q20
Cashless Collar	5,000	$55.00/$63.33	—	—
3Q20
Cashless Collar	2,000	$55.00/$63.14	—	—
4Q20
Cashless Collar	2,000	$55.00/$63.14	—	—

As of the filing date of this report, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
3Q19
Cashless Collar	4,000	$58.13/$75.54	—	—	—	—
Swap	5,000	$59.92	—	—	22,500	$2.13
4Q19
Cashless Collar	4,000	$58.13/$75.54	—	—	—	—
Swap	5,000	$59.92	—	—	22,500	$2.13
1Q20
Cashless Collar	5,000	$55.00/$62.88	—	—	—	—
Swap	3,000	$63.48	5,000	$0.60	2,500	$2.40
2Q20
Cashless Collar	6,000	$55.00/$62.45	—	—	—	—
Swap	—	—	5,000	$0.60	—	—
3Q20
Cashless Collar	3,000	$55.00/$61.42	—	—	—	—
Swap	—	—	5,000	$0.60	—	—
4Q20
Cashless Collar	3,000	$55.00/$61.42	—	—	—	—
Swap	—	—	5,000	$0.60	—	—

Derivative Assets and Liabilities Fair Value

 The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets for the periods below (in thousands):

		As of June 30, 2019	As of December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value
Derivative Assets:
Commodity contracts	Current assets	$11,116	$34,408
Commodity contracts	Noncurrent assets	1,176	3,864
Derivative Liabilities:
Commodity contracts	Current liabilities	(2,066)	(183)
Commodity contracts	Long-term liabilities	—	—
Total derivative assets, net		$10,226	$38,089

The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Derivative cash settlement gain (loss):
Oil contracts	$(984)	$(7,319)	$1,094	$(11,825)
Gas contracts	441	9	(701)	203
Total derivative cash settlement gain (loss)(1)	$(543)	$(7,310)	$393	$(11,622)

Change in fair value liability	8,716	(14,702)	(28,764)	(19,132)

Total derivative gain (loss)(1)	$8,173	$(22,012)	$(28,371)	$(30,754)
_______________________________

(1)
Total derivative gain (loss) and total derivative cash settlement gain (loss) for the three and six months ended June 30, 2019 and 2018 are reported in the derivative loss line item and derivative cash settlements line item in the accompanying statements of cash flows, within cash flows from operating activities.

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
Please refer to Note 7 - Stock-Based Compensation for additional discussion.

The Company uses the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$41,022	$4,859	$34,029	$18,729

Basic net income per common share	$1.99	$0.24	$1.65	$0.91

Diluted net income per common share	$1.99	$0.24	$1.65	$0.91

Weighted-average shares outstanding - basic	20,618	20,488	20,588	20,471
Add: dilutive effect of unvested stock awards	46	115	42	67
Weighted-average shares outstanding - diluted	20,664	20,603	20,630	20,538

There were 329,755 and 181,762 shares that were anti-dilutive for the three months ended June 30, 2019 and 2018, respectively, and 160,770 and 196,435 shares that were anti-dilutive for the six months ended June 30, 2019 and 2018, respectively.
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
As of June 30, 2019, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2019.

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
Executive Summary
We are an independent Denver-based exploration and production company focused on the acquisition, development, and extraction of oil and associated liquids-rich natural gas in the United States. Our oil and liquids-weighted assets and operations are concentrated in the rural portions of the Wattenberg Field in Colorado. Our development and extraction activities are primarily directed at the horizontal development of the Niobrara and Codell formations in the DJ Basin. We intend to continue the development of our reserves and increase production on our multi-year inventory of identified potential drilling locations and through potential mergers and acquisitions that meet our strategic and financial objectives. The majority of our revenues are generated through the sale of oil, natural gas, and natural gas liquids production.
The Company’s primary objective is to maximize shareholder returns by responsibly developing our oil and gas resources. We seek to balance production growth with maintaining a conservative balance sheet. Key aspects of our strategy include multi-well pad development across our leasehold, enhanced completions through continuous design evaluation, utilization of scaled infrastructure, continuous safety improvement, strict adherence to health and safety regulations, and environmental stewardship.
Financial and Operating Results
Our financial and operational results include:

•
Lease operating expense decreased $4.9 million or $4.03 per Boe for the three months ended June 30, 2019 when compared to the same period during 2018, which included our Mid-Continent assets that were sold on August 6, 2018;

•	General and administrative expense per Boe decreased by 27% for the three months ended June 30, 2019 when compared to the same period during 2018;

•	Crude oil equivalent sales volumes increased 36% for the three months ended June 30, 2019 when compared to the same period during 2018;

•
Total liquidity of $294.1 million at June 30, 2019, consisting of cash on hand plus funds available under our Current Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;

•
Cash flows provided by operating activities for the six months ended June 30, 2019 was $104.4 million, as compared to cash flows provided by operating activities of $42.1 million during the six months ended June 30, 2018. Please refer to Liquidity and Capital Resources below for additional discussion;

•	Incurred capital expenditures, inclusive of accruals, of $126.5 million during the six months ended June 30, 2019; and

•
Operations of the Company’s new oil gathering line to Riverside Terminal commenced in July and, as reflected in our annual guidance, is expected to lower corresponding oil differentials in the second half of 2019 by $1.25 - $1.50 per barrel.

Rocky Mountain Infrastructure
The Company's gathering, treating, and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company and provides cost economies of a centralized system. The RMI system reduces gathering system pressures at the wellhead, improving hydrocarbon recovery. Additionally, with eleven interconnects to four different natural gas processors, RMI helps ensure that the Company's production is not constrained by any single midstream service provider. Furthermore, the system reduces facility site footprints, leading to more cost-efficient operations and reduced surface disturbance. The net book value of the Company's RMI assets was $134.6 million as of June 30, 2019.

Outlook for 2019
The Company's 2019 capital budget of $230.0 million to $255.0 million assumes a continuous one-rig development pace. The drilling and completion portion of the budget is expected to be approximately $210.0 million to $220.0 million, which will support drilling 59 gross wells and turning to sales 45 gross wells. Included in the drilling and completion budget is $15.0 million for non-operated capital expenditures. Of the operated wells planned to be drilled, approximately 26 are extended reach lateral (“XRL”) wells and 33 are standard reach lateral (“SRL”) wells. Of the wells planned to be completed, 16 are XRL wells, five are medium reach lateral (“MRL”) wells, and 24 are SRL wells. The remaining 2019 capital budget of $20.0 million to $35.0 million is to support infrastructure and leasehold costs. Actual capital expenditures could vary significantly based on, among other things, development pace, market conditions, commodity prices, drilling and completion costs, well results, acquisitions or divestitures, and changes in the borrowing base under our Current Credit Facility.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$74,319	$60,640	$13,679	23%
Natural gas sales(2)	5,629	4,629	1,000	22%
Natural gas liquids sales (3)	4,260	6,183	(1,923)	(31)%
Product revenue	$84,208	$71,452	$12,756	18%

Sales Volumes:
Crude oil (MBbls)(4)	1,373.8	952.4	421.4	44%
Natural gas (MMcf)(5)	2,903.0	2,177.8	725.2	33%
Natural gas liquids (MBbls)(6)	365.4	324.6	40.8	13%
Crude oil equivalent (MBoe)(3)	2,223.0	1,640.0	583.0	36%

Average Sales Prices (before derivatives)(7):
Crude oil (per Bbl)	$54.10	$63.67	$(9.57)	(15)%
Natural gas (per Mcf)	$1.94	$2.13	$(0.19)	(9)%
Natural gas liquids (per Bbl)	$11.66	$19.05	$(7.39)	(39)%
Crude oil equivalent (per Boe)(3)	$37.88	$43.57	$(5.69)	(13)%

Average Sales Prices (after derivatives)(7):
Crude oil (per Bbl)	$53.38	$55.99	$(2.61)	(5)%
Natural gas (per Mcf)	$2.09	$2.13	$(0.04)	(2)%
Natural gas liquids (per Bbl)	$11.66	$19.05	$(7.39)	(39)%
Crude oil equivalent (per Boe)(3)	$37.64	$39.11	$(1.47)	(4)%
_____________________________

(1)
Crude oil sales excludes $0.7 million and $0.1 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2019 and 2018, respectively.

(2)
Natural gas sales excludes $0.9 million and $0.3 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2019 and 2018, respectively.

(3)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(4)
Crude oil sales volumes includes 145.6 MBbls of sales volumes from the Mid-Continent region for the three months ended June 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the three months ended June 30, 2019.

(5)
Natural gas sales volumes includes 493.3 MMcf of sales volumes from the Mid-Continent region for the three months ended June 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the three months ended June 30, 2019.

(6)
Natural gas liquids sales volumes includes 40.1 MBbls of sales volumes from the Mid-Continent region for the three months ended June 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the three months ended June 30, 2019.

(7)
Derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended June 30, 2019, derivative cash settlement losses for oil contracts was approximately $1.0 million, and the derivative cash settlement gain for natural gas contracts was approximately $0.4 million. For the three months ended June 30, 2018, the derivative cash settlement loss for oil contracts was $7.3 million. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Product revenues increased for the three months ended June 30, 2019 by 18%, to $84.2 million, compared to $71.5 million for the three months ended June 30, 2018. The increase was primarily due to a 36% increase in oil equivalent sales volumes, partially offset by a 13% decrease in oil equivalent pricing excluding the impact of derivatives. The increase in sales volumes is due to turning 43 wells to sales during the twelve month period ending June 30, 2019.

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$6,390	$11,316	$(4,926)	(44)%
Gas plant and midstream operating expense	2,709	3,247	(538)	(17)%
Gathering, transportation, and processing	4,331	1,660	2,671	161%
Severance and ad valorem taxes	7,711	6,071	1,640	27%
Exploration	408	221	187	85%
Depreciation, depletion, and amortization	18,898	9,564	9,334	98%
Abandonment and impairment of unproved properties	878	2,477	(1,599)	(65)%
General and administrative	9,803	9,917	(114)	(1)%
Operating Expenses	$51,128	$44,473	$6,655	15%

Selected Costs ($ per Boe):
Lease operating expense	$2.87	$6.90	$(4.03)	(58)%
Gas plant and midstream operating expense	1.22	1.98	(0.76)	(38)%
Gathering, transportation, and processing	1.95	1.01	0.94	93%
Severance and ad valorem taxes	3.47	3.70	(0.23)	(6)%
Exploration	0.18	0.13	0.05	38%
Depreciation, depletion, and amortization	8.50	5.83	2.67	46%
Abandonment and impairment of unproved properties	0.39	1.51	(1.12)	(74)%
Unused commitments	—	—	—	—%
General and administrative	4.41	6.05	(1.64)	(27)%
Operating Expenses	$22.99	$27.11	$(4.12)	(15)%
Lease operating expense.  Our lease operating expense (“LOE”) decreased $4.9 million, or 44%, to $6.4 million for the three months ended June 30, 2019 from $11.3 million for the three months ended June 30, 2018, and decreased on an equivalent basis per Boe by 58%. During the three months ended June 30, 2019, the Company experienced decreases, when compared to the same period in 2018, in well servicing and maintenance costs of $2.6 million, in equipment rental costs of $0.9 million, and in pumping and gauging costs of $0.6 million. These decreases are due to improved cost management and the sale of our Mid-Continent assets that were owned during the three months ended June 30, 2018 and sold on August 6, 2018. LOE per unit decreased on a higher percentage basis due to the higher production recorded in the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018.
Gas plant and midstream operating expense.  Our gas plant and midstream operating expense decreased $0.5 million, or 17%, to $2.7 million for the three months ended June 30, 2019 from $3.2 million for the three months ended June 30, 2018, and decreased 38% on a per Boe basis during the comparable periods. Gas plant and midstream operating expense for the second quarter of 2018 is inclusive of $1.1 million in gas plant expense related to properties sold in the Mid-Continent sale on August 6, 2018.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $2.7 million to $4.3 million for the three months ended June 30, 2019, from $1.7 million for the three months ended June 30, 2018. The increase was primarily due to additional sales contracts becoming effective during the first quarter of 2019 in which natural gas production is sold at processing facilities' inlet meters as opposed to existing contracts where custody is transfered at the wellhead. Due to the point of custody transfer, the revenues and gathering, transportation, and processing expense to be shown on a gross, rather than net, basis. In addition to the new contracts, sales volumes increased 36% as compared to the three months ended June 30, 2018. Sales volumes have a direct correlation to gathering, transportation, and processing expense.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 27% to $7.7 million for the three months ended June 30, 2019 from $6.1 million for the three months ended June 30, 2018. Severance and ad valorem taxes primarily correlate to revenues. Revenues increased by 18% during the three months ended June 30, 2019.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 98% to $18.9 million for the three months ended June 30, 2019 from $9.6 million for the three months ended June 30, 2018, and increased 46% on a per boe basis. The increase in depreciation, depletion, and amortization during the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 correlates to a $249.6 million increase in the depletable property base in conjunction with an increase in the depletion rate driven by a substantial increase in production.
Abandonment and impairment of unproved properties.  The Company incurred $0.9 million and $2.5 million of abandonment and impairment of unproved properties costs during the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019, the Company incurred its standard annual amortization of $0.9 million on its emergence leases that were not held by production. During the three months ended June 30, 2018, the Company incurred impairment charges relating to non-core leases expiring and its standard annual amortization.
General and administrative. Our general and administrative expense decreased by $0.1 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, and decreased by 27% on a per Boe basis between the comparable periods. General and administrative expense for the three months ended June 30, 2019 is comparable to the same period in 2018. General and administrative expense per Boe decreased on a higher percentage basis due to the higher production recorded in the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018.

Derivative gain (loss).  Our derivative gain for the three months ended June 30, 2019 was $8.2 million as compared to a derivative loss of $22.0 million for the three months ended June 30, 2018. Our derivative gain is due to settlements and fair market value adjustments caused by market prices being lower than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended June 30, 2019 and 2018 was $0.4 million and $0.8 million, respectively. The Company incurred $0.3 million in commitment fees on the available borrowing base under the Current Credit Facility, and $0.1 million due to the amortization of deferred financing costs during the three months ended June 30, 2019. The Company incurred $0.6 million in interest expense associated with the Prior Credit Facility and $0.2 million in commitment fees on the available borrowing base under the Prior Credit Facility during the three months ended June 30, 2018. Average debt outstanding for the three months ended June 30, 2019 and 2018 was $65.0 million and $45.6 million, respectively.

The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Six Months Ended June 30,
	2019	2018	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$134,530	$112,479	$22,051	20%
Natural gas sales(2)	12,402	10,563	1,839	17%
Natural gas liquids sales (3)	8,607	12,191	(3,584)	(29)%
Product revenue	$155,539	$135,233	$20,306	15%

Sales Volumes:
Crude oil (MBbls)(4)	2,582.0	1,847.8	734.2	40%
Natural gas (MMcf)(5)	5,101.4	4,313.0	788.4	18%
Natural gas liquids (MBbls)(6)	657.0	582.2	74.8	13%
Crude oil equivalent (MBoe)(3)	4,089.2	3,148.8	940.4	30%

Average Sales Prices (before derivatives)(7):
Crude oil (per Bbl)	$52.10	$60.87	$(8.77)	(14)%
Natural gas (per Mcf)	$2.43	$2.45	$(0.02)	(1)%
Natural gas liquids (per Bbl)	$13.10	$20.94	$(7.84)	(37)%
Crude oil equivalent (per Boe)(3)	$38.04	$42.95	$(4.91)	(11)%

Average Sales Prices (after derivatives)(7):
Crude oil (per Bbl)	$52.53	$54.47	$(1.94)	(4)%
Natural gas (per Mcf)	$2.29	$2.50	$(0.21)	(8)%
Natural gas liquids (per Bbl)	$13.10	$20.94	$(7.84)	(37)%
Crude oil equivalent (per Boe)(3)	$38.13	$39.26	$(1.13)	(3)%
_____________________________

(1)
Crude oil sales excludes $1.3 million and $0.2 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the six months ended June 30, 2019 and 2018, respectively.

(2)
Natural gas sales excludes $1.5 million and $0.6 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the six months ended June 30, 2019 and 2018, respectively.

(3)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

(4)
Crude oil sales volumes includes 295.6 MBbls of sales volumes from the Mid-Continent region for the six months ended June 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the six months ended June 30, 2019.

(5)
Natural gas sales volumes includes 985.4 MMcf of sales volumes from the Mid-Continent region for the six months ended June 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the six months ended June 30, 2019.

(6)
Natural gas liquids sales volumes includes 80.4 MBbls of sales volumes from the Mid-Continent region for the six months ended June 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the six months ended June 30, 2019.

(7)
Derivatives economically hedge the price we receive for crude oil. For the six months ended June 30, 2019, derivative cash settlement gains for oil contracts was $1.1 million, and the derivative cash settlement loss for natural gas contracts was $0.7 million. For the six months ended June 30, 2018, the derivative cash settlement loss for oil contracts was $11.8 million, and the derivative cash settlement gain for natural gas contracts was $0.2 million. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Product revenues increased for the six months ended June 30, 2019 by 15%, to $155.5 million, compared to $135.2 million for the six months ended June 30, 2018. The increase was primarily due to a 30% increase in oil equivalent sales volumes, partially offset by a 11% decrease in oil equivalent pricing excluding the impact of derivatives. The increase in sales volumes is due to turning 43 wells to sales during the twelve month period ending June 30, 2019.

The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2019	2018	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$11,816	$21,775	$(9,959)	(46)%
Gas plant and midstream operating expense	5,030	6,860	(1,830)	(27)%
Gathering, transportation, and processing	8,353	3,998	4,355	109%
Severance and ad valorem taxes	11,959	11,303	656	6%
Exploration	505	250	255	102%
Depreciation, depletion, and amortization	34,657	17,072	17,585	103%
Abandonment and impairment of unproved properties	1,757	4,979	(3,222)	(65)%
Unused commitments	—	21	(21)	(100)%
General and administrative	20,081	19,451	630	3%
Operating Expenses	$94,158	$85,709	$8,449	10%

Selected Costs ($ per Boe):
Lease operating expense	$2.89	$6.92	$(4.03)	(58)%
Gas plant and midstream operating expense	1.23	2.18	(0.95)	(44)%
Gathering, transportation, and processing	2.04	1.27	0.77	61%
Severance and ad valorem taxes	2.92	3.59	(0.67)	(19)%
Exploration	0.12	0.08	0.04	50%
Depreciation, depletion, and amortization	8.48	5.42	3.06	56%
Abandonment and impairment of unproved properties	0.43	1.58	(1.15)	(73)%
Unused commitments	—	0.01	(0.01)	(100)%
General and administrative	4.91	6.18	(1.27)	(21)%
Operating Expenses	$23.02	$27.23	$(4.21)	(15)%
Lease operating expense.  Our lease operating expense decreased $10.0 million, or 46%, to $11.8 million for the six months ended June 30, 2019 from $21.8 million for the six months ended June 30, 2018, and decreased on an equivalent basis per Boe by 58%. During the six months ended June 30, 2019, the Company experienced decreases, when compared to the same period in 2018, in well servicing and maintenance costs of $8.3 million and equipment rental costs of $1.8 million. These decreases are due to improved cost management and the sale of our Mid-Continent assets that were owned during the six months ended June 30, 2018 and sold on August 6, 2018. LOE per unit decreased on a higher percentage basis due to the higher production recorded in the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018.
Gas plant and midstream operating expense.  Our gas plant and midstream operating expense decreased $1.8 million, or 27%, to $5.0 million for the six months ended June 30, 2019 from $6.9 million for the six months ended June 30, 2018, and decreased 44% on a per Boe basis during the comparable periods. Gas plant and midstream operating expense for the six months ended June 30, 2018 is inclusive of $2.3 million in gas plant expense related to properties sold in the Mid-Continent sale on August 6, 2018.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $4.4 million to $8.4 million for the six months ended June 30, 2019. from $4.0 million for the six months ended June 30, 2018. The increase was primarily due to additional sales contracts becoming effective during the first quarter of 2019 in which natural gas production is sold at processing facilities' inlet meters as opposed to existing contracts where custody is transfered at the wellhead. Due to the point of custody transfer, the revenues and gathering, transportation, and processing expense to be shown on a gross, rather than net, basis. In addition to the new contracts, sales volumes increased 30% as compared to the six months ended June 30, 2018. Sales volumes have a direct correlation to gathering, transportation, and processing expense.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 6% to $12.0 million for the six months ended June 30, 2019 from $11.3 million for the six months ended June 30, 2018. Severance and ad valorem taxes primarily correlate to revenues. Revenues increased by 15% during the three months ended June 30, 2019. The increase in severance and ad valorem taxes were offset by a refund that was received within the first quarter of 2019.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $17.6 million and increased 56% on a per Boe basis for the six months ended June 30, 2019 when compared to the same period in 2018. The increase in depreciation, depletion, and amortization during the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 correlates to a $249.6 million increase in the depletable property base in conjunction with an increase in the depletion rate driven by a substantial increase in production.
Abandonment and impairment of unproved properties.  The Company incurred $1.8 million and $5.0 million of abandonment and impairment of unproved properties costs during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, the Company incurred its standard annual amortization of $1.8 million on its emergence leases that were not held by production. During the six months ended June 30, 2018, the Company incurred impairment charges relating to non-core leases expiring and its standard annual amortization.
General and administrative. Our general and administrative expense increased by $0.6 million to $20.1 million for the six months ended June 30, 2019 from $19.5 million for the six months ended June 30, 2018, and decreased by 21% on a per Boe basis between the comparable periods. The increase in general and administrative expense between the comparable periods is primarily due to a severance payment made to the Company's Senior Vice President, Finance and Planning upon separation from the Company. General and administrative expense per Boe decreased on a higher percentage basis due to the higher production recorded in the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018.

Derivative loss.  Our derivative loss for the six months ended June 30, 2019 was $28.4 million as compared to a derivative loss of $30.8 million for the six months ended June 30, 2018. Our derivative loss is due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the six months ended June 30, 2019 and 2018 was $1.5 million and $1.2 million, respectively. The Company incurred $0.8 million in interest expense associated with its Current Credit Facility, $0.5 million in commitment fees on the available borrowing base under the Current Credit Facility, and $0.2 million due to the amortization of deferred financing costs during the six months ended June 30, 2019. The Company incurred $0.8 million in interest expense associated with the Prior Credit Facility and $0.4 million in commitment fees on the available borrowing base under the Prior Credit Facility during the six months ended June 30, 2018. Average debt outstanding for the six months ended June 30, 2019 and 2018 was $64.8 million and $28.1 million, respectively.
Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Current Credit Facility, proceeds from sales of assets, and potential proceeds from capital and/or debt markets. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors. To mitigate some of the pricing risk, we have approximately 55% of our 2019 guided production hedged as of June 30, 2019 and as of the filing date of this report, respectively.
As of June 30, 2019, our liquidity was $294.1 million, consisting of cash on hand of $9.1 million and $285.0 million of available borrowing capacity on the Current Credit Facility. Please refer to Note 5 - Long-term Debt in Part I, Item 1 above for additional discussion.
We anticipate investing approximately $230.0 million to $255.0 million, which will support drilling approximately 59 gross wells and turning to sales 45 gross wells in 2019.
Our weighted-average interest rates on borrowings from the Current Credit Facility was 4.6% for the three and six months ended June 30, 2019, respectively. As of June 30, 2019 and as of the date of filing, we had $65.0 million and $80.0 million, respectively, outstanding on our Current Credit Facility.

The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$104,448	$42,149
Net cash used in investing activities	(122,131)	(93,037)
Net cash provided by financing activities	13,917	60,174
Cash, cash equivalents, and restricted cash	9,236	22,068
Acquisition of oil and gas properties	(11,738)	(1,295)
Exploration and development of oil and gas properties	(111,398)	(91,482)
Cash flows provided by operating activities
 The six months ended June 30, 2019 and 2018 include cash receipts and disbursements attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. The Company spent $111.4 million and $91.5 million on the exploration and development of oil and gas properties during the six months ended June 30, 2019 and 2018, respectively. The increase in capital expenditures among the periods is primarily due to the timing of when wells were drilled and completed. The Company also spent $10.4 million more on acquisitions of oil and gas properties during the six months ended June 30, 2019 when compared to the same period in 2018.
Cash flows provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 was $13.9 million and $60.2 million, respectively, primarily due to proceeds from our Current and Prior Credit Facility.
Non-GAAP Financial Measures
Adjusted EBITDAX represents earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash and non-recurring charges. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we present because we believe it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Current Credit Facility based on adjusted EBITDAX ratios as further described Note 5 - Long-Term Debt in Part I, Item I of this document. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income, income from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$41,022	$4,859	$34,029	$18,729
Exploration	408	221	505	250
Depreciation, depletion, and amortization	18,898	9,564	34,657	17,072
Amortization of deferred financing costs	123	—	248	—
Abandonment and impairment of unproved properties	878	2,477	1,757	4,979
Unused commitments	—	—	—	21
Stock-based compensation (1)	1,768	2,184	3,148	3,192
Severance costs(1)	—	—	418	—
Loss on sale of oil and gas properties	1,432	—	306	—
Interest expense	385	805	1,536	1,162
Derivative loss (gain)	(8,173)	22,012	28,371	30,754
Derivative cash settlements	(543)	(7,310)	393	(11,622)
Income tax effect	—	—	—	—
Adjusted EBITDAX	$56,198	$34,812	$105,368	$64,537

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
Commodity Derivative Contracts
Our primary commodity risk management objective is to reduce volatility in our cash flows. We enter into derivative contracts for oil and natural gas using NYMEX futures or over-the-counter derivative financial instruments with only counterparties whom we believe are well-capitalized and have been approved by our Board of Directors. The types of derivative instruments that we have entered into include commodity price swaps and cashless collars to mitigate a portion of our exposure to fluctuations in commodity prices.
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

The result of oil market prices exceeding our swap prices or collar ceilings requires us to make payments on the settlement of our derivatives, if owed by us, generally up to 15 business days before we receive market price cash payments from our oil, natural gas, and NGL purchasers. This could have a material adverse effect on our cash flows for the period between derivative settlement and payment for revenues earned.
Please refer to the Note 10 - Derivatives in Part I, Item 1 of this report for summary derivative activity tables.
Interest Rates
As of June 30, 2019 and on the filing date of this report we had $65.0 million and $80.0 million, respectively, outstanding under our Current Credit Facility. Borrowings under our Current Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or London Interbank Offered Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of June 30, 2019, and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants in its Current Credit Facility.
Counterparty and Customer Credit Risk
In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions. Five lenders under our Current Credit Facility are currently counterparties on our derivative instruments currently in place and have investment grade credit ratings.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part I, Item 1A in our Quarterly Report on Form 10-Q for the three months ended March 31, 2019, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
As a Colorado-only oil and gas operator, we face a disproportionate risk associated with increasing activism and legislative and regulatory efforts which may serve to curtail oil and gas exploration and development activities in Colorado.

Opposition toward oil and gas drilling and development activity in Colorado has both increased and become more effective in recent years. On April 16, 2019, new legislation became effective in Colorado, which substantially changes the state’s regulation of oil and gas exploration and production activities, and applies immediately to all pending permit applications. The new law changes the Colorado Oil and Gas Conservation Commission (“COGCC”) mission from “fostering” responsible and balanced development to “regulating” public health and the environment. The required composition of the COGCC was also changed to remove two seats for oil and gas industry experts and add experts on wildlife/environmental protection and public health. The state’s statutory pooling provisions were changed by the new law to require that an applicant own, or obtain the consent of, at least 45% of the applicable working or mineral interest, whereas previously the consent of only one mineral interest owner was required.
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
The legislation mandates the COGCC rulemaking on environmental protection, facility siting, cumulative impacts, flowlines, wells that are inactive, temporarily abandoned, or shut-in, financial assurance, wellbore integrity, and application fees. Pending the completion of this initial rulemaking, the COGCC may delay acting on selected permit applications. Although the Company’s operations are not located near affected municipalities and may not ultimately be significantly impacted by select aspects of the new legislation and resulting COGCC rules, such permitting delays could substantially curtail the Company’s near-term pace of new oil and gas development.
Additionally, the new legislation requires the state’s Air Quality Control Commission (“AQCC”) to undertake rulemaking efforts to minimize methane emissions and emissions of other hydrocarbons, volatile organic compounds, and nitrogen oxides associated with certain oil and gas facilities. The AQCC may also adopt more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, installation of continuous emission monitoring equipment at certain oil and gas facilities, and reduced emissions from pneumatic devices. The legislation also grants the AQCC regulatory authority over a broad range of oil and gas facilities during pre-production activities, drilling, and completion.
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
The concentrated nature of our RMI system may increase the risk that we suffer lengthy interruptions in our production.

Through our Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, we have consolidated and interconnected our gathering, treating, and production facilities. This approach includes, for example, greater use of central processing facilities and central compression stations than some other operators in the Wattenberg Field. The concentrated nature of the RMI system, by itself, could increase the length and magnitude of a production interruption caused by operational problems located in otherwise localized portions of the system. Such interruptions could materially and adversely affect our ability to meet our public guidance, our financial condition, and our results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended June 30, 2019.

 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended June 30, 2019:

				Maximum
			Total Number of	Number of
	Total		Shares	Shares that May
	Number of	Average Price	Purchased as Part of	Be Purchased
	Shares	Paid per	Publicly Announced	Under Plans or
	Purchased(1)	Share	Plans or Programs	Programs
April 1, 2019 - April 30, 2019	31,565	$23.41	—	—
May 1, 2019 - May 31, 2019	4,335	$24.61	—	—
June 1, 2019 - June 30, 2019	245	$19.14	—	—
Total	36,145	$23.40	—	—
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
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
The information set forth below is provided in accordance with and in satisfaction of the requirement of Item 1.01 “Entry into a Material Definitive Agreement” of Form 8-K.

On August 5, 2019, the Company adopted the Sixth Amended and Restated Executive Change in Control and Severance Plan (the “Severance Plan”), which amended provisions governing vesting of equity incentive awards in the event of termination of employment of a “Tier 5 Key Employee” by the Company without “Cause” or by a Tier 5 Key Employee for “Good Reason” not in connection with a “Change in Control” (each, as defined in the Severance Plan).  The terms of the Severance Plan were amended such that for Tier 5 Key Employees, Pro-Rata Vesting of equity incentive awards shall control unless the equity incentive agreement applicable to the equity incentive award is more favorable to the Tier 5 Key Employee than the Pro-Rata Vesting, in which case such award agreement shall control. The Pro-Rata Vesting for Tier 5 Key Employees requires that a pro-rata portion of any restricted stock units that have not previously vested as of the Tier 5 Key Employee’s Date of Termination (as defined in the Severance Plan) shall vest as of such Date of Termination, with such pro rata portion equal to the product of (i) the number of such unvested restricted stock units and (ii) a fraction, the numerator of which is the number of days since the last scheduled vesting date that preceded the Tier 5 Key Employee’s Date of Termination during which the Tier 5 Key Employee remained an employee of the Company and the denominator of which is the total number of days between such last scheduled vesting date and the final vesting date of the vesting schedule.

The above description of the Severance Plan is not complete and is qualified in its entirety by reference to the full text of the Severance Plan, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.
Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1
Third Amended and Restated Certificate of Incorporation of Bonanza Creek Energy, Inc. (incorporated by reference to Exhibit 3.1 to Bonanza Creek Energy, Inc.’s Registration Statement on Form 8-A filed on April 28, 2017).

3.2	Fourth Amended and Restated Bylaws of Bonanza Creek Energy, Inc. (incorporated by reference to Exhibit 3.2 to Bonanza Creek Energy, Inc.’s Registration Statement on Form 8-A filed on April 28, 2017).

10.1†	Amended and Restated Form of PSU Award Agreement (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.'s Form 10-Q filed on May 8, 2019).

10.2†	Letter Agreement dated June 20, 2017 between Bonanza Creek Energy, Inc. and Sandra Garbiso (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.’s Form 8-K filed on June 20, 2019).

10.3†*	Form of Independent Director Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan.

10.4†*	Bonanza Creek Energy, Inc. Sixth Amended and Restated Executive Change in Control and Severance Plan.

16.1	Changes in Registrant’s Certifying Accountant (incorporated by reference to Exhibit 16.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on June 19, 2019).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of the Principal Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*                 Filed with this report
** Furnished with this report
†                 Management Contract or Compensatory Plan or Agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	August 7, 2019	By:	/s/ Eric T. Greager
Eric T. Greager
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Brant DeMuth
Brant DeMuth
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Vice President and Chief Accounting Officer
(principal accounting officer)