Form 10-Q
period 2019-09-30
Bonanza Creek Energy, Inc.
filed 2019-11-06
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐
Emerging growth company	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐  No
As of November 4, 2019, the registrant had 20,634,962 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,371	$12,916
Accounts receivable:
Oil and gas sales	41,996	31,799
Joint interest and other	39,328	47,577
Prepaid expenses and other	5,813	4,633
Inventory of oilfield equipment	7,312	3,478
Derivative assets (note 10)	16,408	34,408
Total current assets	119,228	134,811
Property and equipment (successful efforts method):
Proved properties	907,011	719,198
Less: accumulated depreciation, depletion and amortization	(105,701)	(52,842)
Total proved properties, net	801,310	666,356
Unproved properties	155,371	154,352
Wells in progress	74,780	93,617
Other property and equipment, net of accumulated depreciation of $2,996 in 2019 and $2,546 in 2018	3,491	3,649
Total property and equipment, net	1,034,952	917,974
Long-term derivative assets (note 10)	3,590	3,864
Right-of-use assets (note 3)	38,309	—
Other noncurrent assets	3,664	4,885
Total assets	$1,199,743	$1,061,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$63,836	$79,390
Oil and gas revenue distribution payable	28,644	19,903
Current portion of lease liability (note 3)	11,103	—
Derivative liability (note 10)	225	183
Total current liabilities	103,808	99,476
Long-term liabilities:
Credit facility (note 5)	80,000	50,000
Lease liability (note 3)	27,925	—
Ad valorem taxes	21,302	18,740
Long-term derivative liability	28	—
Asset retirement obligations for oil and gas properties (note 9)	28,756	29,405
Total liabilities	261,819	197,621
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 20,634,558 and 20,543,940 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4,284	4,286
Additional paid-in capital	700,552	696,461
Retained earnings	233,088	163,166
Total stockholders’ equity	937,924	863,913
Total liabilities and stockholders’ equity	$1,199,743	$1,061,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating net revenues:
Oil and gas sales	$75,176	$74,380	$233,553	$210,444
Operating expenses:
Lease operating expense	6,696	7,951	18,512	29,726
Gas plant and midstream operating expense	3,271	2,249	8,301	9,109
Gathering, transportation, and processing	4,423	2,749	12,776	6,747
Severance and ad valorem taxes	6,738	6,485	18,697	17,788
Exploration	33	(6)	538	244
Depreciation, depletion, and amortization	19,900	10,987	54,557	28,059
Abandonment and impairment of unproved properties	879	430	2,636	5,409
Unused commitments	—	—	—	21
General and administrative expense (including $2,041, $1,741, $5,189, and $4,933, respectively, of stock-based compensation)	9,920	10,899	30,001	30,350
Total operating expenses	51,860	41,744	146,018	127,453
Other income (expense):
Derivative gain (loss)	12,894	(16,078)	(15,477)	(46,832)
Interest expense, net	(322)	(608)	(1,858)	(1,770)
Gain (loss) on sale of properties, net	—	26,720	(306)	26,720
Other income	5	693	28	983
Total other income (expense)	12,577	10,727	(17,613)	(20,899)
Income from operations before taxes	35,893	43,363	69,922	62,092
Income tax benefit (expense)	—	—	—	—
Net income	$35,893	$43,363	$69,922	$62,092

Comprehensive income	$35,893	$43,363	$69,922	$62,092

Net income per common share:
Basic	$1.74	$2.11	$3.39	$3.03
Diluted	$1.74	$2.10	$3.38	$3.02
Weighted-average common shares outstanding:
Basic	20,634	20,541	20,603	20,495
Diluted	20,678	20,631	20,671	20,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2018	20,543,940	$4,286	$696,461	$163,166	$863,913
Restricted common stock issued	20,687	—	—	—	—
Stock used for tax withholdings	(6,036)	—	(153)	—	(153)
Stock-based compensation	—	—	1,380	—	1,380
Net loss	—	—	—	(6,993)	(6,993)
Balances, March 31, 2019	20,558,591	4,286	697,688	156,173	858,147
Restricted common stock issued	110,553	—	—	—	—
Stock used for tax withholdings	(36,145)	(1)	(930)	—	(931)
Stock-based compensation	—	—	1,768	—	1,768
Net income	—	—	—	41,022	41,022
Balances, June 30, 2019	20,632,999	4,285	698,526	197,195	900,006
Restricted common stock issued	2,178	—	—	—	—
Stock used for tax withholdings	(619)	(1)	(15)	—	(16)
Stock-based compensation	—	—	2,041	—	2,041
Net income	—	—	—	35,893	35,893
Balances, September 30, 2019	20,634,558	$4,284	$700,552	$233,088	$937,924

Balances, December 31, 2017	20,453,549	$4,286	$689,068	$(5,020)	$688,334
Restricted common stock issued	107	—	—	—	—
Stock used for tax withholdings	(37)	—	—	—	—
Stock-based compensation	—	—	1,008	—	1,008
Net income	—	—	—	13,870	13,870
Balances, March 31, 2018	20,453,619	4,286	690,076	8,850	703,212
Restricted common stock issued	78,002	—	—	—	—
Stock used for tax withholdings	(24,013)	—	(794)	—	(794)
Exercise of stock options	27,191	—	968	—	968
Stock-based compensation	—	—	2,184	—	2,184
Net income	—	—	—	4,859	4,859
Balances, June 30, 2018	20,534,799	4,286	692,434	13,709	710,429
Restricted common stock issued	6,236	—	—	—	—
Stock used for tax withholdings	(1,941)	—	(69)	—	(69)
Exercise of stock options	4,846	—	132	—	132
Stock-based compensation	—	—	1,741	—	1,741
Net income	—	—	—	43,363	43,363
Balances, September 30, 2018	20,543,940	$4,286	$694,238	$57,072	$755,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$69,922	$62,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	54,557	28,059
Abandonment and impairment of unproved properties	2,636	5,409
Well abandonment costs and dry hole expense	62	—
Stock-based compensation	5,189	4,933
Amortization of deferred financing costs	371	—
Derivative loss	15,477	46,832
Derivative cash settlements	3,766	(19,944)
(Gain) loss on sale of properties, net	306	(26,720)
Other	(900)	—
Changes in current assets and liabilities:
Accounts receivable	(1,948)	(42,823)
Prepaid expenses and other assets	(1,180)	983
Accounts payable and accrued liabilities	16,785	9,698
Settlement of asset retirement obligations	(2,035)	(1,497)
Net cash provided by operating activities	163,008	67,022
Cash flows from investing activities:
Acquisition of oil and gas properties	(12,968)	(1,929)
Exploration and development of oil and gas properties	(184,119)	(156,820)
Proceeds from sale of oil and gas properties	1,153	103,134
Additions to property and equipment - non oil and gas	(292)	(340)
Net cash used in investing activities	(196,226)	(55,955)
Cash flows from financing activities:
Proceeds from credit facility	40,000	60,000
Payments to credit facility	(10,000)	(60,000)
Proceeds from exercise of stock options	—	1,100
Payment of employee tax withholdings in exchange for the return of common stock	(1,100)	(863)
Deferred financing costs	(226)	—
Net cash provided by financing activities	28,674	237
Net change in cash, cash equivalents, and restricted cash	(4,544)	11,304
Cash, cash equivalents, and restricted cash:
Beginning of period	13,002	12,782
End of period	$8,458	$24,086
Supplemental cash flow disclosure:
Cash paid for interest, net of capitalization	$3,151	$2,020
Severance and ad valorem tax refund	$352	$—
Changes in working capital related to drilling expenditures	$20,592	$17,461
Cash paid for amounts included in the measurement of lease liabilities	$7,071	$—
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
Principles of Consolidation
  The condensed consolidated balance sheets (“balance sheets”) include the accounts of the Company and its wholly owned subsidiaries, Bonanza Creek Energy Operating Company, LLC, Holmes Eastern Company, LLC, and Rocky Mountain Infrastructure, LLC. All significant intercompany accounts and transactions have been eliminated.
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
Revenue Recognition
Sales of oil, natural gas, and natural gas liquids (“NGLs”) are recognized when performance obligations are satisfied at the point control of the product is transferred to the customer. The Company's contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the price of the oil, natural gas, and NGLs fluctuates to remain competitive with other available oil, natural gas, and NGLs supplies.
As further described in Note 6 - Commitments and Contingencies, one contract with NGL Crude Logistics, LLP (“NGL”, known as the “NGL agreement”) has an additional aspect of variable consideration related to the minimum volume commitments (“MVCs”) as specified in the agreement. On an on-going basis, the Company performs an analysis of expected risk adjusted production applicable to the NGL agreement based on approved production plans to determine if liquidated damages to NGL are probable. As of September 30, 2019, the Company believes that the volumes delivered to NGL will be in excess of the MVCs required then and for the upcoming approved production plan. As a result of this analysis, to date, no variable consideration related to potential liquidated damages has been considered in the transaction price for the NGL agreement.
Under the oil sales contracts, the Company sells oil production at the wellhead, or other contractually agreed-upon delivery points, and collect an agreed-upon index price, net of pricing differentials. In this scenario, the Company recognizes revenue when control transfers to the purchaser at the wellhead, or other contractually agreed-upon delivery point, at the net contracted price received.
Under the natural gas processing contracts, the Company delivers natural gas to an agreed-upon delivery point. The delivery points are specified within each contract, and the transfer of control varies between the inlet and outlet of the midstream processing facility. The midstream processing entity gathers and processes the natural gas and remits proceeds to the

Company for the resulting sales of NGLs and residue gas. For the contracts where the Company maintains control through the outlet of the midstream processing facility, the Company recognizes revenue on a gross basis, with gathering, transportation, and processing fees presented as an expense in the Company's accompanying condensed consolidated statements of operations and comprehensive income (“statements of operations”). Alternatively, for those contracts where the Company relinquishes control at the inlet of the midstream processing facility, the Company recognizes natural gas and NGLs revenues based on the contracted amount of the proceeds received from the midstream processing entity and, as a result, the Company recognizes revenue on a net basis.
Under the product sales contracts, the Company invoices customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's product sales contracts do not give rise to contract assets or liabilities under this guidance. At September 30, 2019 and December 31, 2018, the Company's receivables from contracts with customers were $42.0 million and $31.8 million, respectively.
Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Crude oil sales	$66,175	$62,142	$201,981	$174,856
Natural gas sales	6,414	5,193	20,377	16,352
Natural gas liquids sales	2,587	7,045	11,195	19,236
Oil and gas sales	$75,176	$74,380	$233,553	$210,444
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets, which sum to the total of such amounts shown in the accompanying condensed consolidated statements of cash flows (“statements of cash flows”) (in thousands):

	As of September 30,
	2019	2018
Cash and cash equivalents	$8,371	$24,007
Restricted cash included in other noncurrent assets	87	79
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$8,458	$24,086
Restricted cash consists of funds for road maintenance and repairs.
Divestiture
On August 6, 2018, the Company entered into an agreement to simultaneously close and divest of all of its assets within the Mid-Continent region. Net proceeds from the sale amounted to $102.9 million resulting in a gain of approximately$26.7 million, included in the gain (loss) on sale of properties, net line item in the accompanying statements of operations.
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
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued, but not yet adopted by the Company as of September 30, 2019, and through the filing date of this report.
NOTE 3 - LEASES
On January 1, 2019, the Company adopted ASC 842 using the optional transition approach prescribed in Updated No 2018-11 - Lease (Topic 842), Targeted Improvements. Under this approach, results for reporting periods beginning January 1, 2019 are presented in accordance with ASC 842, while prior period amounts are reported in accordance with ASC 840 - Leases. The Company recognized $32.8 million and $33.6 million in right-of-use assets and lease liabilities, respectively, on January 1, 2019, representing minimum payment obligations associated with compressors, vehicles, office space, and other field and corporate equipment with contractual durations in excess of one year. There was no cumulative-effect adjustment to retained earnings upon adoption of the new standard.
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
During the three and nine months ended September 30, 2019, the Company incurred $2.8 million and $12.9 million, respectively, in new right-of-use assets and lease liabilities. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value on the balance sheet at $38.3 million and $39.0 million as of September 30, 2019, respectively. All leases recognized on the Company's balance sheet are classified as operating leases, which include leases related to the asset classes reflected in the table below (in thousands):

	Right-of-use Asset	Lease Liability
Field equipment(1)	$34,420	$34,436
Corporate leases	2,726	3,445
Vehicles	1,163	1,147
Total	$38,309	$39,028
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

The following table summarizes the components of the Company's gross operating lease costs incurred during the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(1)	$3,088	$8,124
Short-term lease cost	2,153	5,975
Variable lease cost(2)	85	214
Sublease income(3)	(87)	(261)
Total lease cost	$5,239	$14,052
____________________________
(1) Includes office rent expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.
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
The Company's weighted-average lease term and discount rate used during the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Weighted-average lease term (years)	3.7	3.7
Weighted-average discount rate	4.33%	4.33%
Minimum future commitments by year for the Company's long-term operating leases as of September 30, 2019 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows (in thousands):

Amount
Remainder of 2019	$3,178
2020	12,372
2021	11,200
2022	9,405
2023	5,014
Thereafter	960
Total lease payments	42,129
Less: imputed interest	(3,101)
Total lease liability	$39,028

Future minimum lease payments related to the Company’s operating leases as of December 31, 2018 are presented below (in thousands):

Amount
2019	$1,256
2020	1,351
2021	1,401
2022	234
2023	—
Thereafter	—
Total	$4,242

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Accrued drilling and completion costs	$13,010	$33,602
Accounts payable trade	15,287	11,532
Accrued general and administrative expense	4,178	12,728
Accrued lease operating expense	1,866	2,183
Accrued interest	715	241
Accrued oil and gas hedging	268	—
Accrued production and ad valorem taxes and other	28,512	19,104
Total accounts payable and accrued expenses	$63,836	$79,390

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

The Current Credit Facility contains customary representations and affirmative covenants. The Current Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, and (xx) dividend payments. The Credit Parties are subject to certain financial covenants under the Current Credit Facility, including, without limitation, tested on the last day of each fiscal quarter, (i) a maximum ratio of the Company’s consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“EBITDAX”) of 4.00 to 1.00 and (ii) a current ratio, as defined in the agreement, inclusive of the unused Commitments then available to be borrowed, to not be less than 1.00 to 1.00. The Company was in compliance with all covenants as of September 30, 2019, and through the filing date of this report.
The Company had $80.0 million and $50.0 million outstanding on the Current Credit Facility as of September 30, 2019 and December 31, 2018, respectively. As of the date of filing, the Company had $95.0 million outstanding on its Current Credit Facility.
In connection with the Current Credit Facility, the Company capitalized a total of $2.5 million in deferred financing costs. Of the total post amortization net capitalized amounts, $1.6 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively, are presented within other noncurrent assets and $0.5 million as of September 30, 2019 and December 31, 2018, respectively, are presented within the prepaid expenses and other line items in the accompanying balance sheets.
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

As previously described in its 2018 Form 10-K, the Company and the Colorado Department of Public Health and Environment (“CDPHE”) agreed to a Compliance Order on Consent (the “COC”) resolving the matters addressed by a compliance advisory issued to the Company for certain storage tank facilities located in the Wattenberg Field with respect to applicable air quality regulations. The COC further set forth compliance requirements and criteria for continued operations. The Company adopted procedures and processes to address the monitoring, reporting, and control of air emissions. In order to be in compliance, the Company has incurred approximately $1.9 million from 2017 through September 30, 2019 and expects to incur an immaterial amount of maintenance during the remainder of 2019 through 2022. The COC can be terminated after four years with a showing of substantial compliance and CDPHE approval.
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
Commitments
The purchase agreement to deliver fixed determinable quantities of crude oil to NGL became effective on April 28, 2017. The NGL agreement includes defined volume commitments over an initial seven-year term. Under the terms of the NGL agreement, the Company will be required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods beginning in January 2018. During 2018, the average minimum gross volume commitment was approximately 10,100 barrels per day, and the minimum gross volume commitment increased by approximately 41% from 2018 to 2019 and will increase approximately 3% each year thereafter for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term, based on the minimum gross volume commitment schedule (as defined in the agreement) and the applicable differential fee, is $88.8 million as of September 30, 2019. Upon notifying NGL at least twelve months prior to the expiration date of the NGL agreement, the Company may elect to extend the term of the NGL agreement for up to three additional years.
The annual minimum commitment payments under the NGL agreement for the next five years as of September 30, 2019 are presented below (in thousands):

NGL Gross Commitments(1)
Remainder of 2019	$3,641
2020	22,474
2021	23,316
2022	23,917
2023	15,412
2024 and thereafter	—
Total	$88,760
_______________________________
(1) The above calculation is based on the minimum gross volume commitment schedule (as defined in the NGL agreement) and applicable differential fees.

Since the commencement of the NGL agreement and through the remainder of the term of the agreement, the Company has not and does not expect to incur any deficiency payments.
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
During the nine months ended September 30, 2019, the Company granted 255,317 RSUs with a fair value of $5.8 million. Total compensation expense recorded for RSUs, inclusive of grants to the members of the Board, for the three and nine months ended September 30, 2019 was $1.5 million and $4.0 million, respectively. As of September 30, 2019, unrecognized compensation expense for RSUs was $11.7 million and will be amortized through 2023.
A summary of the status and activity of non-vested restricted stock units is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	480,835	$30.83
Granted	255,317	22.72
Vested	(130,820)	23.48
Forfeited	(14,429)	28.40
Non-vested at end of quarter	590,903	$26.93
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
During the nine months ended September 30, 2019, the Company granted 102,379 PSUs to certain officers with a fair value of $2.3 million. Total compensation expense recorded for PSUs for the three and nine months ended September 30, 2019 was $0.4 million and $0.8 million, respectively. As of September 30, 2019, unrecognized compensation costs for PSUs was $2.7 million and will be amortized through 2021.

A summary of the status and activity of performance stock units is presented below:

	Performance Stock Units	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year(1)	53,689	$29.92
Granted (1)	102,379	22.15
Vested(1)	(2,598)	23.55
Forfeited(1)	—	—
Non-vested at end of quarter (1)	153,470	$24.74
___________________________
(1)The number of awards assumes that the associated performance condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.
Stock Options
The 2017 LTIP allows for the issuance of stock options to the Company's employees at the sole discretion of the Board of Directors. Options expire ten years from the grant date unless otherwise determined by the Board of Directors. Compensation expense on the stock options is recognized as general and administrative expense over the vesting period of the award.
There were no stock options granted during the nine months ended September 30, 2019. Total expense recorded for stock options for the three and nine months ended September 30, 2019 was $0.1 million and $0.4 million, respectively. As of September 30, 2019, unrecognized compensation cost for stock options was $0.3 million and will be amortized through 2020.
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
A summary of the status and activity of non-vested stock options is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	132,809	$34.36
Granted	—	—
Exercised	—	—
Forfeited	(28,542)	$34.36
Outstanding at end of quarter	104,267	$34.36	7.4	$—
Number of options outstanding and exercisable	70,465	$34.36	7.3	$—

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

	As of September 30, 2019
	Level 1	Level 2	Level 3
Derivative assets(1)	$—	$19,998	$—
Derivative liabilities(1)	$—	$253	$—

	As of December 31, 2018
	Level 1	Level 2	Level 3
Derivative assets(1)	$—	$38,272	$—
Derivative liabilities(1)	$—	$183	$—
Asset retirement obligations(2)	$—	$—	$1,490
____________________________
(1)Represents a financial asset or liability that is measured at fair value on a recurring basis.
(2)Represents the revision to estimates of the asset retirement obligation, which is a non-financial liability that is measured at fair value on a nonrecurring basis. Please refer to the Asset Retirement Obligation section below for additional discussion.
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
Asset Retirement Obligation
The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Upon completion of wells, the Company records an asset retirement obligation at fair value using Level 3 assumptions. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value as of September 30, 2019. The Company had $1.5 million of asset retirement obligations recorded at fair value as of December 31, 2018.

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
A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Beginning balance as of December 31, 2018	$29,405
Liabilities settled	(2,006)
Additions	213
Accretion expense	1,144
Ending balance as of September 30, 2019	$28,756

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
A basis swap arrangement guarantees a price differential from a specified delivery point to an agreed upon reference point. The Company receives the difference between the price differential and the stated terms, if the price differential is greater than the stated terms. The Company pays the difference between the price differential and the stated terms, if the stated terms are greater than the price differential.

As of September 30, 2019, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
4Q19
Cashless Collar	4,500	$57.78/$74.37	—	—	—	—
Swap	5,000	$59.92	—	—	22,500	$2.13
1Q20
Cashless Collar	5,000	$55.00/$62.88	—	—	—	—
Swap	3,500	$62.21	10,000	$0.58	2,500	$2.40
2Q20
Cashless Collar	7,500	$54.00/$61.01	—	—	—	—
Swap	500	$54.61	10,000	$0.58	—	—
3Q20
Cashless Collar	6,000	$52.67/$58.40	—	—	—	—
Swap	2,000	$52.70	10,000	$0.58	—	—
4Q20
Cashless Collar	6,000	$52.67/$58.40	—	—	—	—
Swap	2,000	$52.70	10,000	$0.58	—	—
1Q21
Cashless Collar	2,000	$50.50/$55.19	—	—	—	—
Swap	1,000	$51.84	—	—	—	—
2Q21
Cashless Collar	500	$52.00/$55.00	—	—	—	—
Swap	1,000	$51.84	—	—	—	—

As of the filing date of this report, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
4Q19
Cashless Collar	4,500	$57.78/$74.37	—	—	—	—	—	—
Swap	5,000	$59.92	—	—	—	—	22,500	$2.13
1Q20
Cashless Collar	5,000	$55.00/$62.88	—	—	—	—	—	—
Swap	4,500	$60.69	20,000	$2.63	15,000	$0.57	2,500	$2.40
2Q20
Cashless Collar	7,500	$54.00/$61.01	—	—	—	—	—	—
Swap	1,000	$54.85	10,000	$2.61	15,000	$0.57	—	—
3Q20
Cashless Collar	6,000	$52.67/$58.40	—	—	—	—	—	—
Swap	2,000	$52.7	—	—	15,000	$0.57	—	—
4Q20
Cashless Collar	6,000	$52.67/$58.40	—	—	—	—	—	—
Swap	2,000	$52.7	—	—	15,000	$0.57	—	—
1Q21
Cashless Collar	2,000	$50.50/$55.19	—	—	—	—	—	—
Swap	1,000	$51.84	—	—	—	—	—	—
2Q21
Cashless Collar	500	$52.00/$55.00	—	—	—	—	—	—
Swap	1,000	$51.84	—	—	—	—	—	—
Derivative Assets and Liabilities Fair Value
 The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets for the periods below (in thousands):

	Balance Sheet Location	As of September 30, 2019	As of December 31, 2018
Derivative Assets:
Commodity contracts	Current assets	$16,408	$34,408
Commodity contracts	Noncurrent assets	3,590	3,864
Derivative Liabilities:
Commodity contracts	Current liabilities	(225)	(183)
Commodity contracts	Long-term liabilities	(28)	—
Total derivative assets, net		$19,745	$38,089

The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Derivative cash settlement gain (loss):
Oil contracts	$2,424	$(8,292)	$3,518	$(20,117)
Gas contracts	949	(30)	248	173
Total derivative cash settlement gain (loss)(1)	3,373	(8,322)	3,766	(19,944)
Change in derivative fair value	9,521	(7,756)	(19,243)	(26,888)
Total derivative gain (loss)(1)	$12,894	$(16,078)	$(15,477)	$(46,832)
_______________________________
(1)Total derivative gain (loss) and total derivative cash settlement gain (loss) for the nine months ended September 30, 2019 and 2018 are reported in the derivative loss line item and derivative cash settlements line item in the accompanying statements of cash flows, within cash flows from operating activities.
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
Please refer to Note 7 - Stock-Based Compensation for additional discussion.
The Company uses the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$35,893	$43,363	$69,922	$62,092

Basic net income per common share	$1.74	$2.11	$3.39	$3.03
Diluted net income per common share	$1.74	$2.10	$3.38	$3.02

Weighted-average shares outstanding - basic	20,634	20,541	20,603	20,495
Add: dilutive effect of unvested stock awards	44	90	68	92
Weighted-average shares outstanding - diluted	20,678	20,631	20,671	20,587
There were 393,783 and 149,881 shares that were anti-dilutive for the three months ended September 30, 2019 and 2018, respectively, and 155,094 and 176,332 shares that were anti-dilutive for the nine months ended September 30, 2019 and 2018, respectively.
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
As of September 30, 2019, the Company had no unrecognized tax benefits. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2019.

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
Financial and Operating Results
Our financial and operational results include:
•Lease operating expense decreased by $1.3 million or $1.87 per Boe for the three months ended September 30, 2019 when compared to the same period during 2018, which partially included our Mid-Continent assets that were sold on August 6, 2018;
•General and administrative expense per Boe decreased by 34% for the three months ended September 30, 2019 when compared to the same period during 2018;
•Crude oil equivalent sales volumes increased 37% for the three months ended September 30, 2019 when compared to the same period during 2018;
•Total liquidity of $278.4 million at September 30, 2019, consisting of cash on hand plus funds available under our Current Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash flows provided by operating activities for the nine months ended September 30, 2019 was $163.0 million, as compared to cash flows provided by operating activities of $67.0 million during the nine months ended September 30, 2018. Please refer to Liquidity and Capital Resources below for additional discussion;
•Incurred capital expenditures, inclusive of accruals, of $172.8 million during the nine months ended September 30, 2019; and
•Operations of the Company’s new oil gathering line to Riverside Terminal commenced in July, resulting in a corresponding $1.50 per barrel reduction to our oil differentials for barrels transported on such gathering line.
Rocky Mountain Infrastructure
The Company's gathering, treating, and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company and provides cost economies of a centralized system. The RMI system reduces gathering system pressures at the wellhead, improving hydrocarbon recovery. Additionally, with eleven interconnects to four different natural gas processors, RMI helps ensure that the Company's production is not constrained by any single midstream service provider. Furthermore, the system reduces facility site footprints, leading to more cost-efficient operations and reduced surface disturbance. The net book value of the Company's RMI assets was $140.6 million as of September 30, 2019.

Outlook for 2019
The Company's 2019 capital budget of $230.0 million to $240.0 million assumes a continuous one-rig development pace. The drilling and completion portion of the budget is expected to be approximately $190.0 million to $200.0 million, which will support drilling 59 gross wells and turning to sales 45 gross wells. Of the operated wells planned to be drilled, approximately 24 are extended reach lateral (“XRL”) wells and 35 are standard reach lateral (“SRL”) wells. Of the wells planned to be turned to sales, 16 are XRL wells, five are medium reach lateral (“MRL”) wells, and 24 are SRL wells. Actual capital expenditures could vary significantly based on, among other things, development pace, market conditions, commodity prices, drilling and completion costs, well results, acquisitions or divestitures, and changes in the borrowing base under our Current Credit Facility.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$65,623	$62,043	$3,580	6%
Natural gas sales(2)	5,399	4,865	534	11%
Natural gas liquids sales (3)	2,587	7,045	(4,458)	(63)%
Product revenue	$73,609	$73,953	$(344)	—%

Sales Volumes:
Crude oil (MBbls)(4)	1,277.8	977.0	300.8	31%
Natural gas (MMcf)(5)	3,423.3	2,193.4	1,229.9	56%
Natural gas liquids (MBbls)(6)	385.2	289.7	95.5	33%
Crude oil equivalent (MBoe)(3)	2,233.6	1,632.2	601.4	37%

Average Sales Prices (before derivatives)(7):
Crude oil (per Bbl)	$51.36	$63.50	$(12.14)	(19)%
Natural gas (per Mcf)	$1.58	$2.22	$(0.64)	(29)%
Natural gas liquids (per Bbl)	$6.72	$24.32	$(17.60)	(72)%
Crude oil equivalent (per Boe)(3)	$32.96	$45.31	$(12.35)	(27)%

Average Sales Prices (after derivatives)(7):
Crude oil (per Bbl)	$53.25	$55.02	$(1.77)	(3)%
Natural gas (per Mcf)	$1.85	$2.20	$(0.35)	(16)%
Natural gas liquids (per Bbl)	$6.72	$24.32	$(17.60)	(72)%
Crude oil equivalent (per Boe)(3)	$34.47	$40.21	$(5.74)	(14)%
_____________________________
(1)Crude oil sales excludes $0.6 million and $0.1 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2019 and 2018, respectively.
(2)Natural gas sales excludes $1.0 million and $0.3 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2019 and 2018, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Crude oil sales volumes includes 44.5 MBbls of sales volumes from the Mid-Continent region for the three months ended September 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the three months ended September 30, 2019.
(5)Natural gas sales volumes includes 194.5 MMcf of sales volumes from the Mid-Continent region for the three months ended September 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the three months ended September 30, 2019.
(6)Natural gas liquids sales volumes includes 12.5 MBbls of sales volumes from the Mid-Continent region for the three months ended September 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the three months ended September 30, 2019.
(7)Derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended September 30, 2019, the derivative cash settlement gain for oil contracts was approximately $2.4 million, and the derivative cash settlement gain for natural gas contracts was approximately $0.9 million. For the three months ended September 30, 2018, the derivative cash settlement loss for oil contracts was $8.3 million. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Product revenues remained relatively unchanged for the three months ended September 30, 2019 of $73.6 million, compared to $74.0 million for the three months ended September 30, 2018. However, oil equivalent sales volumes increased 37% while oil equivalent pricing excluding the impact of derivatives decreased $12.35 per Boe or 27%. The increase in sales volumes is due to turning 62 gross wells to sales during the twelve month period ending September 30, 2019.

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$6,696	$7,951	$(1,255)	(16)%
Gas plant and midstream operating expense	3,271	2,249	1,022	45%
Gathering, transportation, and processing	4,423	2,749	1,674	61%
Severance and ad valorem taxes	6,738	6,485	253	4%
Exploration	33	(6)	39	(650)%
Depreciation, depletion, and amortization	19,900	10,987	8,913	81%
Abandonment and impairment of unproved properties	879	430	449	104%
General and administrative expense	9,920	10,899	(979)	(9)%
Operating Expenses	$51,860	$41,744	$10,116	24%

Selected Costs ($ per Boe):
Lease operating expense	$3.00	$4.87	$(1.87)	(38)%
Gas plant and midstream operating expense	1.46	1.38	0.08	6%
Gathering, transportation, and processing	1.98	1.68	0.30	18%
Severance and ad valorem taxes	3.02	3.97	(0.95)	(24)%
Exploration	0.01	—	0.01	100%
Depreciation, depletion, and amortization	8.91	6.73	2.18	32%
Abandonment and impairment of unproved properties	0.39	0.26	0.13	50%
General and administrative expense	4.44	6.68	(2.24)	(34)%
Operating Expenses	$23.21	$25.57	$(2.36)	(9)%
Lease operating expense.  Our lease operating expense (“LOE”) decreased $1.3 million, or 16%, to $6.7 million for the three months ended September 30, 2019 from $8.0 million for the three months ended September 30, 2018, and decreased on an equivalent basis per Boe by 38%. During the three months ended September 30, 2019, the Company experienced a decrease, when compared to the same period in 2018, in well servicing and maintenance costs of $1.7 million, offset by $0.4 million increase in salt water disposal costs. The decrease in well servicing and maintenance costs is due to improved cost management and reductions in compliance-related activities. LOE per unit decreased on a higher percentage basis due to oil equivalent sales volumes being 37% higher during the three months ended September 30, 2019 as compared to the same period in 2018.
Gas plant and midstream operating expense.  Our gas plant and midstream operating expense increased $1.0 million to $3.3 million for the three months ended September 30, 2019 from $2.2 million for the three months ended September 30, 2018, and increased 6% on a per Boe basis during the comparable periods. The increase is primarily due to the Company's new oil gathering line to Riverside Terminal coming online in July 2019. The Company experienced increases in compression costs of $0.8 million, facilities services and maintenance costs of $0.4 million, and pumping and gauging costs of $0.2 million, offset by a $0.7 million reduction in gas plant expenses during the three months ended September 30, 2019 when compared to the same period in 2018. The Company sold its Mid-Continent assets, inclusive of its gas plants, on August 6, 2018.

Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $1.7 million to $4.4 million for the three months ended September 30, 2019, from $2.7 million for the three months ended September 30, 2018. The increase was primarily due to additional sales contracts, in which natural gas production is sold at processing facilities' outlet meters as opposed to existing contracts where custody is transferred at the wellhead, becoming effective during the first quarter of 2019. Due to the point of custody transfer, the revenues and gathering, transportation, and processing expense must be shown on a gross, rather than net, basis. In addition to the new contracts, sales volumes increased 37% as compared to the three months ended September 30, 2018. Sales volumes have a direct correlation to gathering, transportation, and processing expense.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 4% to $6.7 million for the three months ended September 30, 2019 from $6.5 million for the three months ended September 30, 2018. Severance and ad valorem taxes primarily correlate to revenues. Although revenues remained relatively consistent quarter over quarter, severance and ad valorem taxes increased due to new wells being turned to sales in districts with comparatively higher local tax rates.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 81% to $19.9 million for the three months ended September 30, 2019 from $11.0 million for the three months ended September 30, 2018, and increased 32% on a per boe basis during the comparable periods. The increase in depreciation, depletion, and amortization during the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 correlates to a $322.3 million increase in the depletable property base in conjunction with an increase in the depletion rate driven by a substantial increase in production.
Abandonment and impairment of unproved properties.  The Company incurred $0.9 million and $0.4 million of abandonment and impairment of unproved properties costs during the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, the Company incurred its standard annual amortization of $0.9 million on its emergence leases that were not held by production. During the three months ended September 30, 2018, the Company incurred impairment charges relating to non-core leases expiring and its standard annual amortization.
General and administrative. Our general and administrative expense decreased by $1.0 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, and decreased by 34% on a per Boe basis between the comparable periods. The decrease in general and administrative expense between the comparable periods is primarily due to a reduction in salaries and benefits of $0.5 million, severance of $0.3 million, and restructuring fees of $0.2 million. General and administrative expense per Boe decreased on a higher percentage basis due to oil equivalent sales volumes being 37% higher during the three months ended September 30, 2019 as compared to the same period in 2018.
Derivative gain (loss).  Our derivative gain for the three months ended September 30, 2019 was $12.9 million as compared to a derivative loss of $16.1 million for the three months ended September 30, 2018. Our derivative gain is due to settlements and fair market value adjustments caused by market prices being lower than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended September 30, 2019 and 2018 was $0.3 million and $0.6 million, respectively. The Company incurred $1.0 million in interest expense associated with its Current Credit Facility, $0.2 million in commitment fees on the available borrowing base under the Current Credit Facility, and $0.1 million due to the amortization of deferred financing costs, offset by $1.0 million in capitalized interest during the three months ended September 30, 2019. The Company incurred $0.4 million in interest expense associated with the Prior Credit Facility and $0.2 million in commitment fees on the available borrowing base under the Prior Credit Facility during the three months ended September 30, 2018. Average debt outstanding for the three months ended September 30, 2019 and 2018 was $84.9 million and $8.6 million, respectively.
Gain (loss) on sale of properties, net. The Company did not have any gains or losses on sale of properties during the three months ended September 30, 2019. We recorded a $26.7 million gain on sale of properties during the three months ended September 30, 2018 from the sale of our Mid-Continent assets. Please refer to Note 2 - Basis of Presentation of Part I, Item 1 of this report for additional discussion.

The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Nine Months Ended September 30,
	2019	2018	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$200,153	$174,522	$25,631	15%
Natural gas sales(2)	17,800	15,428	2,372	15%
Natural gas liquids sales (3)	11,195	19,236	(8,041)	(42)%
Product revenue	$229,148	$209,186	$19,962	10%

Sales Volumes:
Crude oil (MBbls)(4)	3,859.8	2,824.7	1,035.1	37%
Natural gas (MMcf)(5)	8,524.7	6,506.4	2,018.3	31%
Natural gas liquids (MBbls)(6)	1,042.2	871.8	170.4	20%
Crude oil equivalent (MBoe)(3)	6,322.8	4,781.0	1,541.8	32%

Average Sales Prices (before derivatives)(7):
Crude oil (per Bbl)	$51.86	$61.78	$(9.92)	(16)%
Natural gas (per Mcf)	$2.09	$2.37	$(0.28)	(12)%
Natural gas liquids (per Bbl)	$10.74	$22.06	$(11.32)	(51)%
Crude oil equivalent (per Boe)(3)	$36.24	$43.75	$(7.51)	(17)%

Average Sales Prices (after derivatives)(7):
Crude oil (per Bbl)	$52.77	$54.66	$(1.89)	(3)%
Natural gas (per Mcf)	$2.12	$2.40	$(0.28)	(12)%
Natural gas liquids (per Bbl)	$10.74	$22.06	$(11.32)	(51)%
Crude oil equivalent (per Boe)(3)	$36.84	$39.58	$(2.74)	(7)%
_____________________________
(1)Crude oil sales excludes $1.8 million and $0.3 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2019 and 2018, respectively.
(2)Natural gas sales excludes $2.6 million and $0.9 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2019 and 2018, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Crude oil sales volumes includes 340.2 MBbls of sales volumes from the Mid-Continent region for the nine months ended September 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the nine months ended September 30, 2019.
(5)Natural gas sales volumes includes 1,179.8 MMcf of sales volumes from the Mid-Continent region for the nine months ended September 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the nine months ended September 30, 2019.
(6)Natural gas liquids sales volumes includes 92.9 MBbls of sales volumes from the Mid-Continent region for the nine months ended September 30, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the nine months ended September 30, 2019.
(7)Derivatives economically hedge the price we receive for crude oil. For the nine months ended September 30, 2019, derivative cash settlement gains for oil contracts was $3.5 million, and the derivative cash settlement gain for natural gas contracts was $0.2 million. For the nine months ended September 30, 2018, the derivative cash settlement loss for oil contracts was $20.1 million, and the derivative cash settlement gain for natural gas contracts was $0.2 million. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.

Product revenues increased for the nine months ended September 30, 2019 by 10%, to $229.1 million, compared to $209.2 million for the nine months ended September 30, 2018. The increase was primarily due to a 32% increase in oil equivalent sales volumes, partially offset by a $7.51 per Boe or 17% decrease in oil equivalent pricing excluding the impact of derivatives. The increase in sales volumes is due to turning 62 gross wells to sales during the twelve month period ending September 30, 2019.

The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2019	2018	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$18,512	$29,726	$(11,214)	(38)%
Gas plant and midstream operating expense	8,301	9,109	(808)	(9)%
Gathering, transportation, and processing	12,776	6,747	6,029	89%
Severance and ad valorem taxes	18,697	17,788	909	5%
Exploration	538	244	294	120%
Depreciation, depletion, and amortization	54,557	28,059	26,498	94%
Abandonment and impairment of unproved properties	2,636	5,409	(2,773)	(51)%
Unused commitments	—	21	(21)	(100)%
General and administrative	30,001	30,350	(349)	(1)%
Operating Expenses	$146,018	$127,453	$18,565	15%

Selected Costs ($ per Boe):
Lease operating expense	$2.93	$6.22	$(3.29)	(53)%
Gas plant and midstream operating expense	1.31	1.91	(0.60)	(31)%
Gathering, transportation, and processing	2.02	1.41	0.61	43%
Severance and ad valorem taxes	2.96	3.72	(0.76)	(20)%
Exploration	0.09	0.05	0.04	80%
Depreciation, depletion, and amortization	8.63	5.87	2.76	47%
Abandonment and impairment of unproved properties	0.42	1.13	(0.71)	(63)%
Unused commitments	—	—	—	—%
General and administrative	4.74	6.35	(1.61)	(25)%
Operating Expenses	$23.10	$26.66	$(3.56)	(13)%
Lease operating expense.  Our lease operating expense decreased $11.2 million, or 38%, to $18.5 million for the nine months ended September 30, 2019 from $29.7 million for the nine months ended September 30, 2018, and decreased on an equivalent basis per Boe by 53%. During the nine months ended September 30, 2019, the Company experienced decreases, when compared to the same period in 2018, in well servicing and maintenance costs of $7.3 million, pumping and gauging costs of $1.6 million, equipment rental costs of $1.4 million, and compression costs of $0.7 million. These decreases are due to improved cost management and the sale of our Mid-Continent assets that were owned during the majority of the nine months ended September 30, 2018 and sold on August 6, 2018. LOE per unit decreased on a higher percentage basis due to oil equivalent sales volumes being 32% higher during the nine months ended September 30, 2019 as compared to the same period in 2018.
Gas plant and midstream operating expense.  Our gas plant and midstream operating expense decreased $0.8 million, or 9%, to $8.3 million for the nine months ended September 30, 2019 from $9.1 million for the nine months ended September 30, 2018, and decreased 31% on a per Boe basis during the comparable periods. Gas plant and midstream operating expense for the nine months ended September 30, 2018 is inclusive of $3.1 million in gas plant expense related to properties sold in the Mid-Continent sale on August 6, 2018. Partially offsetting this decrease between the comparable periods is an increase in compression costs of $1.2 million, pumping and gauging costs of $0.4 million, and facilities services and maintenance costs of $0.3 million due to the Company's new oil gathering line to Riverside Terminal coming online in July 2019.

Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $6.0 million to $12.8 million for the nine months ended September 30, 2019 from $6.7 million for the nine months ended September 30, 2018. The increase was primarily due to additional sales contracts, in which natural gas production is sold at processing facilities' outlet meters as opposed to existing contracts where custody is transferred at the wellhead, becoming effective during the first quarter of 2019. Due to the point of custody transfer, the revenues and gathering, transportation, and processing expense must be shown on a gross, rather than net, basis. In addition to the new contracts, sales volumes increased 32% as compared to the nine months ended September 30, 2018. Sales volumes have a direct correlation to gathering, transportation, and processing expense.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 5% to $18.7 million for the nine months ended September 30, 2019 from $17.8 million for the nine months ended September 30, 2018. Severance and ad valorem taxes primarily correlate to revenues. Revenues increased by 10% during the nine months ended September 30, 2019. The increase in severance and ad valorem taxes were offset by a refund that was received within the first quarter of 2019.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $26.5 million and increased 47% on a per Boe basis for the nine months ended September 30, 2019 when compared to the same period in 2018. The increase in depreciation, depletion, and amortization during the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018 correlates to a $322.3 million increase in the depletable property base in conjunction with an increase in the depletion rate driven by a substantial increase in production.
Abandonment and impairment of unproved properties.  The Company incurred $2.6 million and $5.4 million of abandonment and impairment of unproved properties costs during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Company incurred its standard annual amortization of $2.6 million on its emergence leases that were not held by production. During the nine months ended September 30, 2018, the Company incurred impairment charges relating to non-core leases expiring and its standard annual amortization.
General and administrative. Our general and administrative expense remained relatively unchanged for the nine months ended September 30, 2019 of $30.0 million compared to $30.4 million for the nine months ended September 30, 2018, and decreased by 25% on a per Boe basis between the comparable periods. General and administrative expense per Boe decreased on a higher percentage basis due to oil equivalent sales volumes being 32% higher during the nine months ended September 30, 2019 as compared to the same period in 2018.
Derivative loss.  Our derivative loss for the nine months ended September 30, 2019 was $15.5 million as compared to a derivative loss of $46.8 million for the nine months ended September 30, 2018. Our derivative loss is due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the nine months ended September 30, 2019 and 2018 was $1.9 million and $1.8 million, respectively. The Company incurred $2.4 million in interest expense associated with its Current Credit Facility, $0.8 million in commitment fees on the available borrowing base under the Current Credit Facility, and $0.4 million due to the amortization of deferred financing costs, offset by $1.7 million in capitalized interest during the nine months ended September 30, 2019. The Company incurred $1.1 million in interest expense associated with the Prior Credit Facility and $0.7 million in commitment fees on the available borrowing base under the Prior Credit Facility during the nine months ended September 30, 2018. Average debt outstanding for the nine months ended September 30, 2019 and 2018 was $71.6 million and $27.2 million, respectively.
Gain (loss) on sale of properties, net. The Company incurred an immaterial loss on sale of properties during the nine months ended September 30, 2019. We recorded a $26.7 million gain on sale of properties during the nine months ended September 30, 2018 from the sale of our Mid-Continent assets. Please refer to Note 2 - Basis of Presentation of Part I, Item 1 of this report for additional discussion.

Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Current Credit Facility, proceeds from sales of assets, and potential proceeds from capital and/or debt markets. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors. To mitigate some of the pricing risk, we have approximately 0.56 of our 2019 guided production hedged as of September 30, 2019 and as of the filing date of this report, respectively.

As of September 30, 2019, our liquidity was $278.4 million, consisting of cash on hand of $8.4 million and $270.0 million of available borrowing capacity on the Current Credit Facility. Please refer to Note 5 - Long-term Debt in Part I, Item 1 above for additional discussion.
We anticipate investing approximately $230.0 million to $240.0 million, which will support drilling approximately 59 gross wells and turning to sales 45 gross wells in 2019.
Our weighted-average interest rates on borrowings from the Current Credit Facility were 4.2% and 4.5% for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019 and as of the date of filing, we had $80.0 million and $95.0 million, respectively, outstanding on our Current Credit Facility.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$163,008	$67,022
Net cash used in investing activities	(196,226)	(55,955)
Net cash provided by financing activities	28,674	237
Cash, cash equivalents, and restricted cash	8,458	24,086
Acquisition of oil and gas properties	(12,968)	(1,929)
Exploration and development of oil and gas properties	(184,119)	(156,820)
Cash flows provided by operating activities
 The nine months ended September 30, 2019 and 2018 include cash receipts and disbursements attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. The Company spent $184.1 million and $156.8 million on the exploration and development of oil and gas properties during the nine months ended September 30, 2019 and 2018, respectively. The increase in capital expenditures among the periods is primarily due to the timing of when wells were drilled and completed. The Company also spent $11.0 million more on acquisitions of oil and gas properties during the nine months ended September 30, 2019 when compared to the same period in 2018.
Cash flows provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 was $28.7 million and $0.2 million, respectively, primarily due to net proceeds from our Current Credit Facility.

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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$35,893	$43,363	$69,922	$62,092
Exploration	33	(6)	538	244
Depreciation, depletion, and amortization	19,900	10,987	54,557	28,059
Amortization of deferred financing costs	—	—	248	—
Abandonment and impairment of unproved properties	879	430	2,636	5,409
Unused commitments	—	—	—	21
Stock-based compensation (1)	2,041	1,741	5,189	4,933
Severance costs(1)	—	279	418	279
(Gain) loss on sale of properties, net	—	(26,720)	306	(26,720)
Interest expense, net	322	608	1,858	1,770
Derivative loss (gain)	(12,894)	16,078	15,477	46,832
Derivative cash settlements	3,373	(8,322)	3,766	(19,944)
Adjusted EBITDAX	$49,547	$38,438	$154,915	$102,975
_______________________________
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
Forward-looking statements include statements related to, among other things:
•the Company's business strategies;
•reserves estimates;
•estimated sales volumes;
•amount and allocation of forecasted capital expenditures and plans for funding capital expenditures and operating expenses;
•ability to modify future capital expenditures;
•anticipated costs;
•compliance with debt covenants;
•ability to fund and satisfy obligations related to ongoing operations;
•compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;
•adequacy of gathering systems and continuous improvement of such gathering systems;
•impact from the lack of available gathering systems and processing facilities in certain areas;
•impact of effectiveness of vapor control systems at central tank batteries;
•natural gas, oil, and natural gas liquid prices and factors affecting the volatility of such prices;
•impact of lower commodity prices;
•sufficiency of impairments;
•the ability to use derivative instruments to manage commodity price risk and ability to use such instruments in the future;
•our drilling inventory and drilling intentions;
•impact of potentially disruptive technologies;
•our estimated revenues and losses;
•the timing and success of specific projects;
•our implementation of standard and long reach laterals in the Wattenberg Field;
•our use of multi-well pads to develop the Niobrara and Codell formations;
•intention to continue to optimize enhanced completion techniques and well design changes;
•stated working interest percentages;
•management and technical team;
•outcomes and effects of litigation, claims, and disputes;
•primary sources of future production growth;
•full delineation of the Niobrara B, C and Codell benches in our legacy acreage, French Lake, and northern acreage;
•our ability to replace oil and natural gas reserves;

•our ability to convert PUDs to producing properties within five years of their initial proved booking;
•impact of recently issued accounting pronouncements;
•impact of the loss a single customer or any purchaser of our products;
•timing and ability to meet certain volume commitments related to purchase and transportation agreements;
•the impact of customary royalty interests, overriding royalty interests, obligations incident to operating agreements, liens for current taxes, and other industry-related constraints;
•our financial position;
•our cash flow and liquidity;
•the adequacy of our insurance; and
•other statements concerning our operations, economic performance, and financial condition.
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A of this report;
•further declines or volatility in the prices we receive for our oil, natural gas liquids, and natural gas;
•general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;
•ability of our customers to meet their obligations to us;
•our access to capital;
•our ability to generate sufficient cash flow from operations, borrowings, or other sources to enable us to fully develop our undeveloped acreage positions;
•the presence or recoverability of estimated oil and natural gas reserves and the actual future sales volume rates and associated costs;
•uncertainties associated with estimates of proved oil and gas reserves;
•the possibility that the industry may be subject to future local, state, and federal regulatory or legislative actions (including additional taxes and changes in environmental regulation);
•environmental risks;
•seasonal weather conditions;
•lease stipulations;
•drilling and operating risks, including the risks associated with the employment of horizontal drilling and completion techniques;
•our ability to acquire adequate supplies of water for drilling and completion operations;
•availability of oilfield equipment, services, and personnel;

•exploration and development risks;
•operational interruption of centralized gas and oil processing facilities;
•competition in the oil and natural gas industry;
•management’s ability to execute our plans to meet our goals;
•our ability to attract and retain key members of our senior management and key technical employees;
•our ability to maintain effective internal controls;
•access to adequate gathering systems and pipeline take-away capacity;
•our ability to secure adequate processing capacity for natural gas we produce, to secure adequate transportation for oil, natural gas, and natural gas liquids we produce, and to sell the oil, natural gas, and natural gas liquids at market prices;
•costs and other risks associated with perfecting title for mineral rights in some of our properties;
•continued hostilities in the Middle East, South America, and other sustained military campaigns or acts of terrorism or sabotage; and
•other economic, competitive, governmental, legislative, regulatory, geopolitical, and technological factors that may negatively impact our businesses, operations, or pricing.
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
Commodity Derivative Contracts
Our primary commodity risk management objective is to reduce volatility in our cash flows. We enter into derivative contracts for oil and natural gas using NYMEX futures or over-the-counter derivative financial instruments with only counterparties whom we believe are well-capitalized. The types of derivative instruments that we have entered into include commodity price swaps and cashless collars to mitigate a portion of our exposure to fluctuations in commodity prices.
To the extent that we enter into derivative contracts, we may be prevented from realizing the full benefits of favorable price changes in the physical market. Likewise, depending on what type of derivative contracts we use, we may not be fully insulated from downward commodity price movements.

Presently, all of our derivative arrangements are concentrated with seven counterparties, all of which are lenders under our Current Credit Facility. If these counterparties fail to perform their obligations, we may suffer financial loss.
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
Interest Rates
As of September 30, 2019 and on the filing date of this report we had $80.0 million and $95.0 million, respectively, outstanding under our Current Credit Facility. Borrowings under our Current Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or London Interbank Offered Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of September 30, 2019, and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants in its Current Credit Facility.
Counterparty and Customer Credit Risk
In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions. Seven lenders under our Current Credit Facility are currently counterparties on our derivative instruments currently in place and have investment grade credit ratings.
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
Marketability of Our Production
The marketability of our production depends in part upon the availability, proximity, and capacity of third-party refineries, access to regional trucking, pipeline and rail infrastructure, natural gas gathering systems, and processing facilities. We deliver crude oil and natural gas produced through trucking services and pipelines, some of which we do not own. The lack of availability or capacity on these systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part I, Item 1A in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2019 and June 30, 2019, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
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
Further, on October 17, 2019, the Colorado Department of Public Health & Environment (“CDPHE”) published a health risk assessment for oil & gas operations in Colorado. The assessment is based on modeling done with certain historic emissions data and found the possibility of negative short-term health impacts at distances out to 2,000 feet from facilities engaged in pre-production operations (i.e., drilling, completion, and flowback). In response to the assessment, the COGCC announced plans to change its Director’s Objective Criteria, which are used to define when heightened scrutiny of permit applications is mandated, by increasing the threshold distance between proposed locations and occupied structures from 1,500 feet to 2,000 feet. The COGCC also announced that it will collect new data from oil & gas wells, compare the data to the assessment published by the CDPHE, and use the data to inform the COGCC’s new regulations and rulemakings.

Permitting delays that occur while the COGCC rulemaking process proceeds, as well as delays that may result from the new COGCC rules and regulations themselves, could substantially curtail the Company’s near-term pace of new oil and gas development.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended September 30, 2019.
 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended September 30, 2019:

				Maximum
			Total Number of	Number of
	Total		Shares	Shares that May
	Number of	Average Price	Purchased as Part of	Be Purchased
	Shares	Paid per	Publicly Announced	Under Plans or
	Purchased(1)	Share	Plans or Programs	Programs
July 1, 2019 - July 31, 2019	—	$—	—	—
August 1, 2019 - August 31, 2019	443	$21.93	—	—
September 1, 2019 - September 30, 2019	176	$24.50	—	—
Total	619	$23.22	—	—
____________________________________________________________________________
(1)Represents shares that employees surrendered back to us that equaled in value the amount of taxes required for payroll tax withholding obligations upon the vesting of equity awards under the 2017 LTIP. These repurchases were not part of a publicly announced plan or program to repurchase shares of our common stock, nor do we have a publicly announced plan or program to repurchase shares of our common stock.
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

10.1†
Bonanza Creek Energy, Inc. Sixth Amended and Restated Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.4 to Bonanza Creek Energy, Inc.'s Form 10-Q filed on August 8, 2019).

10.2†*	Form of Independent Director Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of the Principal Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed with this report
**            Furnished with this report
†              Management Contract or Compensatory Plan or Agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	November 6, 2019	By:	/s/ Eric T. Greager
Eric T. Greager
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Brant DeMuth
Brant DeMuth
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Vice President and Chief Accounting Officer
(principal accounting officer)