Form 10-Q
period 2020-03-31
Bonanza Creek Energy, Inc.
filed 2020-05-08
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐  No
As of May 4, 2020, the registrant had 20,772,904 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$11,008
Accounts receivable, net:
Oil and gas sales	16,463	43,714
Joint interest and other	46,205	38,136
Prepaid expenses and other	5,948	7,048
Inventory of oilfield equipment	7,212	7,726
Derivative assets (note 10)	77,973	2,884
Total current assets	164,853	110,516
Property and equipment (successful efforts method):
Proved properties	983,609	935,025
Less: accumulated depreciation, depletion, and amortization	(147,790)	(126,614)
Total proved properties, net	835,819	808,411
Unproved properties	113,247	143,020
Wells in progress	90,508	98,750
Other property and equipment, net of accumulated depreciation of $3,291 in 2020 and $3,142 in 2019	3,607	3,394
Total property and equipment, net	1,043,181	1,053,575
Long-term derivative assets (note 10)	12,578	121
Right-of-use assets (note 3)	40,023	38,562
Other noncurrent assets	3,434	3,544
Total assets	$1,264,069	$1,206,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$63,733	$57,638
Oil and gas revenue distribution payable	18,185	29,021
Lease liability (note 3)	13,198	11,690
Derivative liability (note 10)	1,248	6,390
Total current liabilities	96,364	104,739
Long-term liabilities:
Credit facility (note 5)	59,000	80,000
Lease liability (note 3)	27,431	27,540
Ad valorem taxes	37,029	28,520
Derivative liability (note 10)	204	921
Asset retirement obligations for oil and gas properties (note 9)	27,622	27,908
Total liabilities	247,650	269,628
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 20,655,082 and 20,643,738 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4,284	4,284
Additional paid-in capital	703,351	702,173
Retained earnings	308,784	230,233
Total stockholders’ equity	1,016,419	936,690
Total liabilities and stockholders’ equity	$1,264,069	$1,206,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating net revenues:
Oil and gas sales	$60,405	$72,594
Operating expenses:
Lease operating expense	5,699	5,426
Midstream operating expense	4,014	2,321
Gathering, transportation, and processing	3,481	4,022
Severance and ad valorem taxes	5,173	4,248
Exploration	373	97
Depreciation, depletion, and amortization	21,584	15,759
Abandonment and impairment of unproved properties	30,057	879
Bad debt expense	576	—
General and administrative expense (including $1,239 and $1,380, respectively, of stock-based compensation)	9,429	10,278
Total operating expenses	80,386	43,030
Other income (expense):
Derivative gain (loss)	100,419	(36,544)
Interest expense, net	(217)	(1,151)
Gain on sale of properties, net	—	1,126
Other income (expense)	(1,670)	12
Total other income (expense)	98,532	(36,557)
Income (loss) from operations before taxes	78,551	(6,993)
Income tax benefit (expense)	—	—
Net income (loss)	$78,551	$(6,993)

Comprehensive income (loss)	$78,551	$(6,993)

Net income (loss) per common share:
Basic	$3.80	$(0.34)
Diluted	$3.80	$(0.34)
Weighted-average common shares outstanding:
Basic	20,649	20,557
Diluted	20,684	20,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2019	20,643,738	$4,284	$702,173	$230,233	$936,690
Restricted common stock issued	13,674	—	—	—	—
Stock used for tax withholdings	(2,330)	—	(61)	—	(61)
Stock-based compensation	—	—	1,239	—	1,239
Net income	—	—	—	78,551	78,551
Balances, March 31, 2020	20,655,082	$4,284	$703,351	$308,784	$1,016,419

Balances, December 31, 2018	20,543,940	$4,286	$696,461	$163,166	$863,913
Restricted common stock issued	20,687	—	—	—	—
Stock used for tax withholdings	(6,036)	—	(153)	—	(153)
Stock-based compensation	—	—	1,380	—	1,380
Net loss	—	—	—	(6,993)	(6,993)
Balances, March 31, 2019	20,558,591	$4,286	$697,688	$156,173	$858,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$78,551	$(6,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	21,584	15,759
Abandonment and impairment of unproved properties	30,057	879
Well abandonment costs and dry hole expense	(8)	62
Stock-based compensation	1,239	1,380
Non-cash lease component	(51)	—
Amortization of deferred financing costs	123	125
Derivative (gain) loss	(100,419)	36,544
Derivative cash settlements	11,254	936
Gain on sale of properties, net	—	(1,126)
Other	(4,240)	(900)
Changes in current assets and liabilities:
Accounts receivable, net	19,182	6,237
Prepaid expenses and other assets	1,100	(440)
Accounts payable and accrued liabilities	(9,768)	(10,150)
Settlement of asset retirement obligations	(610)	(592)
Net cash provided by operating activities	47,994	41,721
Cash flows from investing activities:
Acquisition of oil and gas properties	(284)	(1,362)
Exploration and development of oil and gas properties	(26,225)	(36,503)
Proceeds from sale of oil and gas properties	—	1,153
Additions to property and equipment - non oil and gas	(362)	(76)
Net cash used in investing activities	(26,871)	(36,788)
Cash flows from financing activities:
Proceeds from credit facility	15,000	15,000
Payments to credit facility	(36,000)	—
Payment of employee tax withholdings in exchange for the return of common stock	(61)	(153)
Principal payments on finance lease obligations	(10)	—
Net cash provided by (used in) financing activities	(21,071)	14,847
Net change in cash, cash equivalents, and restricted cash	52	19,780
Cash, cash equivalents, and restricted cash:
Beginning of period	11,095	13,002
End of period	$11,147	$32,782
Supplemental cash flow disclosure(1):
Cash paid for interest, net of capitalization	$246	$661
Changes in working capital related to drilling expenditures	$(13,532)	$(5,710)
(1) Refer to Note 3 - Leases in the notes to the condensed consolidated financial statements for discussion of right-of-use assets obtained in exchange for lease liabilities.
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
The financial information as of December 31, 2019, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in our 2019 Form 10-K. The Company follows the same accounting principles for preparing quarterly and annual reports.
Principles of Consolidation
  The condensed consolidated balance sheets (“balance sheets”) include the accounts of the Company and its wholly owned subsidiaries, Bonanza Creek Energy Operating Company, LLC, Holmes Eastern Company, LLC, and Rocky Mountain Infrastructure, LLC. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Further these estimates and other factors, including those outside of the Company's control, such as the impact of lower commodity prices, may impact the Company's business, financial condition, results of operations and cash flows.
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
As further described in Note 6 - Commitments and Contingencies, one contract with NGL Crude Logistics, LLP (“NGL Crude”, known as the “NGL Crude agreement”) has an additional aspect of variable consideration related to the minimum volume commitments (“MVCs”) as specified in the agreement. On an on-going basis, the Company performs an analysis of expected risk adjusted production applicable to the NGL Crude agreement based on approved production plans to determine if liquidated damages to NGL Crude are probable. As of March 31, 2020, the Company believes that the volumes delivered to NGL Crude will be in excess of the MVCs required then and for the upcoming approved production plan. As a result of this analysis, to date, no variable consideration related to potential liquidated damages has been considered in the transaction price for the NGL Crude agreement.
Under the oil sales contracts, the Company sells oil production at the wellhead, or other contractually agreed-upon delivery points, and collects an agreed-upon index price, net of pricing differentials. In this scenario, the Company recognizes revenue when control transfers to the purchaser at the wellhead, or other contractually agreed-upon delivery point, at the net contracted price received.

Under the natural gas processing contracts, the Company delivers natural gas to an agreed-upon delivery point. The delivery points are specified within each contract, and the transfer of control varies between the inlet and outlet of the midstream processing facility. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGLs and residue gas. For the contracts where the Company maintains control through the outlet of the midstream processing facility, the Company recognizes revenue on a gross basis, with gathering, transportation, and processing fees presented as an expense in the Company's accompanying condensed consolidated statements of operations and comprehensive income (loss) (“statements of operations”). Alternatively, for those contracts where the Company relinquishes control at the inlet of the midstream processing facility, the Company recognizes natural gas and NGLs revenues based on the contracted amount of the proceeds received from the midstream processing entity and, as a result, the Company recognizes revenue on a net basis.
Under the product sales contracts, the Company invoices customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's product sales contracts do not give rise to contract assets or liabilities under this guidance. At March 31, 2020 and December 31, 2019, the Company's receivables from contracts with customers were $16.5 million and $43.7 million, respectively. Payment is generally received within 30 to 60 days after the date of production.
The Company records revenue in the month production is delivered to the purchaser. However, as stated above, settlement statements for certain natural gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the period from January 1, 2020 through March 31, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant.
Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating Revenues:
Crude oil sales	$51,146	$60,790
Natural gas sales	6,018	7,456
Natural gas liquids sales	3,241	4,348
Oil and gas sales	$60,405	$72,594
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets, which sum to the total of such amounts shown in the accompanying condensed consolidated statements of cash flows (“statements of cash flows”) (in thousands):

	As of March 31,
	2020	2019
Cash and cash equivalents	$11,052	$32,695
Restricted cash included in other noncurrent assets(1)	95	87
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$11,147	$32,782
__________________________
(1) Consists of funds for road maintenance and repairs.

Unproved Property
Unproved oil and gas property costs are evaluated for impairment when there is an indication that the carrying costs may not be fully recoverable. During the three months ended March 31, 2020, the Company incurred $30.1 million in abandonment and impairment of unproved properties due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability. During the three months ended March 31, 2019, the Company incurred $0.9 million in abandonment and impairment of unproved properties due to the expiration of non-core leases.
Accounting Pronouncements Recently Adopted and Issued
In June 2016, the FASB issued Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. The amended standard was adopted using a modified retrospective approach on January 1, 2020. The Company considered past events (including historical experience), current economic and industry conditions, reasonable and supportable forecasts, and lives of receivable balances and loss experience. Historically and currently, the Company's credit losses on oil and natural gas sales receivables and joint interest receivables have not been significant, and the adoption of this standard did not have a material impact on its consolidated financial statements. As of March 31, 2020, the Company has an allowance of $0.8 million established against joint interest receivables.
In August 2018, the FASB issued Update No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this update is to improve the effectiveness of fair value measurement disclosures. The new standard was adopted on January 1, 2020. The standard only impacted the form of the Company's disclosures.
In March 2020, the FASB issued Update No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The amendment provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This amendment is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this update on the Company's financial statements.
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued, but not yet adopted by the Company as of March 31, 2020, and through the filing date of this report.

NOTE 3 - LEASES
The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value on the balance sheet, which include leases related to the asset classes reflected as of the dates indicated in the table below (in thousands):

	March 31, 2020	December 31, 2019
Operating leases
Field equipment(1)	$36,688	$35,057
Corporate leases	2,193	2,462
Vehicles	923	1,043
Total right-of-use asset	$39,804	$38,562

Field equipment(1)	$36,708	$35,075
Corporate leases	2,809	3,129
Vehicles	903	1,026
Total lease liability	$40,420	$39,230

Finance leases
Right-of-use asset - field equipment(1)	$219	$—
Lease liability - field equipment(1)	209	—
__________________________
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
The Company recognizes operating lease expense on a straight-line basis. Finance lease expense is recognized based on the effective interest method for the lease liability and straight-line amortization for the right-of-use asset, resulting in more cost being recognized in earlier lease periods. Short-term and variable lease payments are recognized as incurred. Short-term lease cost represents payments for leases with a lease term of one year or less, excluding leases with a term of one month or less. Short-term leases include drilling rigs and other equipment. Drilling rig contracts are structured based on an allotted number of wells to be drilled consecutively at a daily operating rate. Short-term drilling rig costs include a non-lease labor component, which is treated as a single lease component.

The following table summarizes the components of the Company's gross lease costs incurred during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost(1)	$3,491	$2,350
Finance lease cost:
Amortization of right-of-use assets	2	—
Interest on lease liabilities	1	—
Short-term lease cost	1,590	1,822
Variable lease cost(2)	91	20
Sublease income(3)	(89)	(87)
Total lease cost	$5,086	$4,105
____________________________
(1) Includes office rent expense of $0.3 million for the three months ended March 31, 2020 and 2019.
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
The Company has certain lease agreements that provide for the option to extend, purchase, or terminate early, which was evaluated on each lease to arrive at the proper lease term. There were some leases for which the option to extend or purchase was factored into the resulting lease term. There were no leases where early termination was factored into the resulting lease term. The Company's weighted-average remaining lease terms and discount rates as of March 31, 2020 are as follows:

	Operating Leases	Finance Leases
Weighted-average lease term (years)	3.35	0.92
Weighted-average discount rate	3.95%	3.47%
Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,133	$2,032
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	10	—

Right-of-use assets obtained in exchange for new operating lease obligations	$5,444	$1,197
Right-of-use assets obtained in exchange for new finance lease obligations	219	—

Future commitments by year for the Company's operating and finance leases with a lease term of one year or more as of March 31, 2020 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$10,862	$96
2021	13,116	118
2022	10,719	—
2023	6,378	—
2024	2,017	—
Thereafter	3	—
Total lease payments	43,095	214
Less: imputed interest	(2,675)	(5)
Total lease liability	$40,420	$209

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Accrued drilling and completion costs	$16,780	$3,248
Accounts payable trade	14,608	17,117
Accrued general and administrative expense	1,194	5,620
Accrued lease operating expense	3,949	2,187
Accrued interest	540	692
Accrued oil and gas hedging	—	453
Accrued production and ad valorem taxes and other	26,662	28,321
Total accounts payable and accrued expenses	$63,733	$57,638

NOTE 5 - LONG-TERM DEBT
Credit Facility
On December 7, 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders (the “Credit Facility”). The Credit Facility has an aggregate original commitment amount of $750.0 million, an initial borrowing base of $350.0 million, and a maturity date of December 7, 2023. The Credit Facility borrowing base is redetermined on a semi-annual basis. The most recent redetermination was concluded on November 26, 2019, resulting in a reaffirmation of the borrowing base at $375.0 million; however, the Company chose to hold the aggregate elected commitments at $350.0 million. The next scheduled redetermination is set to occur in May 2020, but was not completed prior to the date of this filing.
Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, either (i) LIBOR, subject to a 0% LIBOR floor plus a margin of 1.75% to 2.75%, based on the utilization of the Credit Facility (the “Eurodollar Rate”) or (ii) a fluctuating interest rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate, (b) the rate of interest published by the Federal Reserve Bank of New York as the federal funds effective rate, (c) the rate of interest published by the Federal Reserve Bank of New York as the overnight bank funding rate, or (d) a LIBOR offered rate for a one-month interest period, subject to a 0% LIBOR floor plus a margin of 0.75% to 1.75%, based on the utilization of the Credit Facility (the “Reference Rate”). Interest on borrowings that bear interest at the Eurodollar Rate shall be payable on the last day of the applicable interest period selected by the Company, which shall be one, two, three, or six months, and interest on borrowings that bear interest at the Reference Rate shall be payable quarterly in arrears. The Company's Credit Facility approximates fair value as the applicable interest rates are floating.

The Credit Facility is guaranteed by all wholly-owned subsidiaries of the Company (each, a “Guarantor” and, together with the Company, the “Credit Parties”), and is secured by first priority security interests on substantially all assets of each Credit Party, subject to customary exceptions.
The Credit Facility contains customary representations and affirmative covenants. The Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, and (xx) dividend payments. The Credit Parties are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (i) a maximum ratio of the Company’s consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“EBITDAX”) of 4.00 to 1.00 and (ii) a current ratio, as defined in the agreement, inclusive of the unused Commitments then available to be borrowed, to not be less than 1.00 to 1.00. The Company was in compliance with all covenants as of March 31, 2020, and through the filing date of this report.
For each of the periods ending March 31, 2020 and through the filing date of this report, the Company had $59.0 million outstanding on the Credit Facility and $80.0 million as of December 31, 2019.
In connection with the Credit Facility, the Company capitalized a total of $2.5 million in deferred financing costs. Of the total post-amortization net capitalized amounts, (i) $1.3 million and $1.4 million as of March 31, 2020 and December 31, 2019, respectively, are presented within other noncurrent assets and (ii) $0.5 million as of March 31, 2020 and December 31, 2019, is presented within the prepaid expenses and other line items in the accompanying condensed consolidated balance sheets (“balance sheets”).
For each of the three months ended March 31, 2020 and 2019, the Company incurred interest expense of $1.2 million. The Company capitalized $1.0 million of interest expense during the three months ended March 31, 2020. No interest was capitalized during the three months ended March 31, 2019.
NOTE 6 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company is involved in various commercial and regulatory claims, litigation, and other legal proceedings that arise in the ordinary course of its business. The Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. In accordance with authoritative accounting guidance, an accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the most likely anticipated outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. No claims have been made, nor is the Company aware of any material uninsured liability which the Company may have, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations. As of the filing date of this report, there were no probable, material pending, or overtly threatened legal actions against the Company of which it was aware.
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

On May 3, 2019, WEG filed a lawsuit in the U.S. District Court for the District of Colorado against the Company and the other six operators who received the NOI, alleging claims consistent with those contained in the NOI letters. The allegations made in the lawsuit are based on novel and unprecedented interpretations of complex federal and state air quality laws and regulations. The Company has and will continue to vigorously defend against those allegations, and it will also coordinate as much as possible with state and federal permitting authorities to maintain the validity of its facilities’ current and future air permits. At this time, the Company is unable to estimate the lawsuit’s potential outcome.
Commitments
The Company is party to a purchase agreement to deliver fixed determinable quantities of crude oil to NGL Crude. The NGL Crude agreement includes defined volume commitments over a term ending in 2023. Under the terms of the NGL Crude agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods. The minimum gross volume commitment will increase approximately 3% each year for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term was $73.7 million as of March 31, 2020. Upon notifying NGL Crude at least twelve months prior to the expiration date of the NGL Crude agreement, the Company may elect to extend the term of the NGL Crude agreement for up to three additional years.
The annual minimum commitment payments under the NGL Crude agreement for the next five years as of March 31, 2020 are presented below (in thousands):

NGL Crude Commitments(1)
Remainder of 2020	$15,219
2021	23,316
2022	24,009
2023	11,200
2024	—
2025 and thereafter	—
Total	$73,744
____________________________
(1) The above calculation is based on the minimum volume commitment schedule (as defined in the NGL Crude agreement) and applicable differential fees.

Since the commencement of the NGL Crude agreement and through the remainder of the term of the agreement, the Company has not and does not expect to incur any deficiency payments.
There have been no other material changes from the commitments disclosed in the notes to the Company’s consolidated financial statements included in our 2019 Form 10-K. Refer to Note 3 - Leases, for lease commitments.
NOTE 7 - STOCK-BASED COMPENSATION
2017 Long Term Incentive Plan
Upon emergence from bankruptcy, the Company adopted a new Long Term Incentive Plan (the “2017 LTIP”), as established by the pre-emergence Board of Directors, which allows for the issuance of restricted stock units (“RSUs”), performance stock units (“PSUs”), and options, and reserved 2,467,430 shares of new common stock. See below for further discussion of awards granted under the 2017 LTIP.
The Company recorded compensation expense related to the awards granted under the 2017 LTIP as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock units	$1,301	$1,085
Performance stock units	(193)	143
Stock options	131	152
Total stock-based compensation	$1,239	$1,380

As of March 31, 2020, unrecognized compensation expense will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted stock units	$8,010	2023
Performance stock units	955	2021
Stock options	40	2020
	$9,005
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
No RSUs were granted during the three months ended March 31, 2020. A summary of the status and activity of non-vested restricted stock units for the three months ended March 31, 2020 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	557,817	$26.95
Granted	—	—
Vested	(13,674)	19.70
Forfeited	(7,714)	30.38
Non-vested, end of quarter	536,429	$26.82
Cash flows resulting from excess tax benefits are to be classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock in excess of the deferred tax asset attributable to stock compensation costs for such restricted stock. The Company recorded no excess tax benefits for the periods presented.
Performance Stock Units
The 2017 LTIP allows for the issuance of PSUs to employees at the sole discretion of the Board. The number of shares of the Company’s common stock that may be issued to settle PSUs ranges from zero to two times the number of PSUs awarded. The PSUs vest in their entirety at the end of the three-year performance period. The total number of PSUs granted is evenly split between two performance criteria. The first criterion is based on a comparison of the Company’s absolute and relative total shareholder return (“TSR”) for the performance period compared with the TSRs of a group of peer companies for the same performance period. The TSR for the Company and each of the peer companies is determined by dividing (A) (i) the volume-weighted average share price for the last 30 trading days of the performance period minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The second criterion is based on the Company's average annual return on capital employed (“ROCE”) for each year during the three-year performance period. Compensation expense associated with PSUs is recognized as general and administrative expense over the performance period. Because these awards depend on a combination of performance-based and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company’s expected ROCE performance. As of March 31, 2020, the Company does not expect any of the ROCE PSUs to vest and has accordingly adjusted the related compensation expense.

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
No PSUs were granted during the three months ended March 31, 2020. A summary of the status and activity of performance stock units for the three months ended March 31, 2020 is presented below:

	Performance Stock Units(1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	153,470	$24.74
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, end of quarter	153,470	$24.74
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
Stock options are valued using a Black-Scholes Model where (i) expected volatility is based on an average historical volatility of a peer group selected by management over a period consistent with the expected life assumption on the grant date, (ii) the risk-free rate of return is based on the U.S. Treasury constant maturity yield on the grant date with a remaining term equal to the expected term of the awards, and (iii) the Company’s expected life of stock option awards is derived from the midpoint of the average vesting time and contractual term of the awards.
There were no stock options granted during the three months ended March 31, 2020. A summary of the status and activity of stock options for the three months ended March 31, 2020 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	100,714	$34.36
Granted	—	—
Exercised	—	—
Forfeited	(5,976)	34.36
Outstanding, end of quarter	94,738	$34.36	6.9	$—
Number of options outstanding and exercisable	64,632	$34.36	6.8	$—

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
The following tables present the Company's financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3
Derivative assets	$—	$90,551	$—
Derivative liabilities	$—	$1,452	$—

	As of December 31, 2019
	Level 1	Level 2	Level 3
Derivative assets	$—	$3,005	$—
Derivative liabilities	$—	$7,311	$—
Derivatives
Fair value of all derivative instruments are estimated with industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value of money, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. All valuations were compared against counterparty statements to verify the reasonableness of the estimate. The Company’s commodity swaps, collars, and puts were validated by observable transactions for the same or similar commodity options using the NYMEX futures index and were designated as Level 2 within the valuation hierarchy.

Proved Oil and Gas Properties
Proved oil and gas property costs are evaluated for impairment on a nonrecurring basis and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. Depending on the availability of data, the Company uses Level 3 inputs and either the income valuation technique, which converts future amounts to a single present value amount to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management, or the market valuation approach. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the Company's internal budgeting model derived from the NYMEX strip pricing, adjusted for management estimates and basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved oil and gas property impairments during the three months ended March 31, 2020 and 2019.
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
A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Beginning balance as of December 31, 2019	$27,908
Liabilities settled	(610)
Additions	64
Accretion expense	260
Ending balance as of March 31, 2020	$27,622

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
As of March 31, 2020, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu
2Q20
Cashless Collar	7,500	$54.00/$61.01	—	—	—	—
Swap	1,500	$54.98	10,000	$2.61	30,000	$0.54
Put	4,000	$32.50	—	—	—	—
3Q20
Cashless Collar	6,000	$52.67/$58.40	—	—	—	—
Swap	3,500	$54.12	—	—	30,000	$0.54
Put	4,000	$32.50	—	—	—	—
4Q20
Cashless Collar	6,000	$52.67/$58.40	—	—	—	—
Swap	3,500	$54.12	—	—	30,000	$0.54
Put	3,000	$32.50
1Q21
Cashless Collar	2,000	$50.50/$55.19	20,000	$2.25/$2.52	—	—
Swap	5,000	$54.48	—	—	—	—
2Q21
Cashless Collar	500	$52.00/$55.00	20,000	$2.25/$2.52	—	—
Swap	4,000	$54.13	—	—	—	—
3Q21
Cashless Collar	—	—	20,000	$2.25/$2.52	—	—
Swap	2,500	$54.45	—	—	—	—
4Q21
Cashless Collar	—	—	20,000	$2.25/$2.52	—	—
Swap	1,000	$55.20	—	—	—	—

As of the filing date of this report, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu
2Q20
Cashless Collar	7,500	$54.00/$61.01	—	—	—	—
Swap	2,500	$44.48	10,000	$2.61	30,000	$0.54
Put	4,000	$32.50	—	—	—	—
3Q20
Cashless Collar	6,000	$52.67/$58.40	10,000	$2.25/$2.67	—	—
Swap	3,500	$54.12	—	—	30,000	$0.54
Put	4,000	$32.50	—	—	—	—
4Q20
Cashless Collar	6,000	$52.67/$58.40	10,000	$2.25/$2.67	—	—
Swap	3,500	$54.12	10,000	$2.30	30,000	$0.54
Put	3,000	$32.50	—	—	—	—
1Q21
Cashless Collar	2,000	$50.50/$55.19	30,000	$2.25/$2.57	—	—
Swap	5,000	$54.48	—	—	20,000	$0.43
2Q21
Cashless Collar	1,000	$41.00/$49.18	20,000	$2.25/$2.52	—	—
Swap	4,000	$54.13	—	—	20,000	$0.43
3Q21
Cashless Collar	500	$30.00/$43.35	20,000	$2.25/$2.52	—	—
Swap	2,500	$54.45	—	—	20,000	$0.43
4Q21
Cashless Collar	1,000	$30.00/$43.80	20,000	$2.25/$2.52	—	—
Swap	1,000	$55.20	—	—	20,000	$0.43
1Q22
Cashless Collar	1,000	$30.00/$43.80	—	—	—	—

Derivative Assets and Liabilities Fair Value
 The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets for the periods below (in thousands):

	As of March 31, 2020	As of December 31, 2019
Derivative Assets:
Commodity contracts - current	$77,973	$2,884
Commodity contracts - noncurrent	12,578	121
Derivative Liabilities:
Commodity contracts - current	(1,248)	(6,390)
Commodity contracts - noncurrent	(204)	(921)
Total derivative assets (liabilities), net	$89,099	$(4,306)
The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended March 31,
	2020	2019
Derivative cash settlement gain (loss):
Oil contracts	$10,438	$2,078
Gas contracts	816	(1,142)
Total derivative cash settlement gain(1)	11,254	936
Change in fair value gain (loss)	89,165	(37,480)
Total derivative gain (loss)(1)	$100,419	$(36,544)
_______________________________
(1)Total derivative gain (loss) and total derivative cash settlement gain for the three months ended March 31, 2020 and 2019 are reported in the derivative (gain) loss line item and derivative cash settlements line item in the accompanying statements of cash flows, within the cash flows from operating activities.
NOTE 11 - EARNINGS PER SHARE
The Company issues RSUs, which represent the right to receive, upon vesting, one share of the Company's common stock. The number of potentially dilutive shares related to RSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the vesting period. The Company issues PSUs, which represent the right to receive, upon settlement of the PSUs, a number of shares of the Company's common stock that ranges from zero to two times the number of PSUs granted on the award date. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the performance period applicable to such PSUs. The Company issued stock options and warrants, which both represent the right to purchase the Company's common stock at a specified price. The number of potentially dilutive shares related to the stock options is based on the number of shares, if any, that would be exercised at the end of the respective reporting period, assuming that date was the end of such stock options' term. The number of potentially dilutive shares related to the warrants is based on the number of shares, if any, that would be exercisable at the end of the respective reporting period.
Please refer to Note 7 - Stock-Based Compensation for additional discussion.

The Company uses the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$78,551	$(6,993)

Basic net income (loss) per common share	$3.80	$(0.34)
Diluted net income (loss) per common share	$3.80	$(0.34)

Weighted-average shares outstanding - basic	20,649	20,557
Add: dilutive effect of contingent stock awards	35	—
Weighted-average shares outstanding - diluted	20,684	20,557
There were 648,476 and 173,252 shares that were anti-dilutive for the three months ended March 31, 2020 and 2019, respectively. The Company was in a net loss position for the three months ended March 31, 2019, which made all potentially dilutive shares anti-dilutive.
The exercise price of the Company's warrants was in excess of the Company's stock price; therefore, they were excluded from the earnings per share calculation.
NOTE 12 - INCOME TAXES
Deferred tax assets and liabilities are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years related to cumulative temporary differences between the tax basis of assets and liabilities and amounts reported in the Company's balance sheets. The tax effect of the net change in the cumulative temporary differences during each period in the deferred tax assets and liabilities determines the periodic provision for deferred taxes.
The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of the Company's analysis, it was concluded that as of March 31, 2020 and December 31, 2019, a full valuation allowance should be established against the Company's deferred tax asset. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, changes in valuation allowances, and other permanent differences.
As of March 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits. The Company's management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
Financial and Operating Results
Our financial and operational results include:
•General and administrative expense per Boe decreased by 24% during the three months ended March 31, 2020 when compared to the same period in 2019 and is expected to further decrease throughout 2020;
•Lease operating expense per Boe decreased by 13% for the three months ended March 31, 2020 when compared to the same period in 2019 and is expected to further decrease throughout 2020;
•Crude oil equivalent sales volumes increased 21% for the three months ended March 31, 2020 when compared to the same period in 2019 despite the significant curtailment of our drilling and completion program in response to the drop in commodity prices;
•Borrowings under our Credit Facility were reduced by $21.0 million to $59.0 million during the three months ended March 31, 2020 from the $80.0 million outstanding at December 31, 2019;
•Total liquidity of $302.1 million at March 31, 2020, consisting of cash on hand plus funds available under our Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash flows provided by operating activities for the three months ended March 31, 2020 were $48.0 million, as compared to cash flows provided by operating activities of $41.7 million during the three months ended March 31, 2019. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Incurred capital expenditures, inclusive of accruals, of $41.1 million during the three months ended March 31, 2020.
Rocky Mountain Infrastructure
The Company's gathering, treating, and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company and provide cost economies of a centralized system. The RMI facilities reduce gathering system pressures at the wellhead, thereby improving hydrocarbon recovery. Additionally, with eleven interconnects to four different natural gas processors, RMI helps ensure that the Company's production is not constrained by any single midstream service provider. Furthermore, in 2019, the Company installed a new oil gathering line to Riverside Terminal, which resulted in a corresponding $1.50 per barrel reduction to our oil differentials for barrels transported on such gathering line. Finally, the system reduces facility site footprints, leading to more cost-efficient operations and reduced surface disturbance. The net book value of the Company's RMI assets was $152.8 million as of March 31, 2020.

Outlook for 2020
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19, and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production further increased the excess supply of oil and natural gas. Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment as a result of these events, we have recently suspended all drilling and significantly reduced completion and infrastructure activities.
The COVID-19 outbreak and its development into a pandemic in March 2020 have also required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers, and the communities in which we operate. Our operational employees are currently still able to work on site. However, we have taken various precautionary measures with respect to our operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, quarantining any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected), and imposing social distancing requirements on work sites, all in accordance with the guidelines released by the Center for Disease Control. In addition, most of our non-operational employees are now working remotely. We have not yet experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak, nor had any confirmed cases of COVID-19 on any of our work sites.
The Company's initial 2020 capital budget of $215.0 million to $235.0 million assumed the continuation of a one-rig operated program in the Company’s legacy acreage and the startup of a one-rig non-operated program in the Company’s French Lake area in late 2020. However, due to the unprecedented drop in commodity prices that commenced in early March 2020, the Company updated its 2020 operating plan to reflect an anticipated 2020 capital budget of $80.0 million to $100.0 million. The Company’s reduced planned development activity included limited drilling and completion activity that concluded in March 2020. We now estimate our capital budget will be between $60.0 million and $70.0 million as our non-operated capital estimate has been reduced and we continue to receive cost concessions from capital service providers.
Should commodity prices recover, and the economic returns justify resuming limited development activity, we will do so. Actual capital expenditures could vary significantly based on, among other things, changes in the operator’s development pace in French Lake, market conditions, commodity prices, drilling and completion costs, well results, and changes in the borrowing base under our Credit Facility.
In further response to the recent drop in commodity prices, both our named executive officers and our independent directors have voluntarily reduced their compensation. Effective in early April 2020, our Chief Executive Officer’s salary was reduced by 12.5%, the other named executive officers’ salaries were each reduced by 10%, and our independent directors’ base annual cash retainers were reduced by 15%. In addition, the Company completed a 12% reduction in its workforce during the first quarter, which helped allow the Company to lower its 2020 recurring cash G&A guidance to a range of $27 million to $29 million, down 13% from $32 million in 2019. The Company has also identified, and is implementing, approximately $8 million in LOE and RMI operating expense savings compared to the Company’s original 2020 plan.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$50,589	$60,211	$(9,622)	(16)%
Natural gas sales(2)	4,962	6,772	(1,810)	(27)%
Natural gas liquids sales	3,241	4,348	(1,107)	(25)%
Product revenue	$58,792	$71,331	$(12,539)	(18)%

Sales Volumes:
Crude oil (MBbls)	1,229.4	1,208.2	21.2	2%
Natural gas (MMcf)	3,562.7	2,198.4	1,364.3	62%
Natural gas liquids (MBbls)	436.9	291.6	145.3	50%
Crude oil equivalent (MBoe)(3)	2,260.1	1,866.2	393.9	21%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$41.15	$49.83	$(8.68)	(17)%
Natural gas (per Mcf)	$1.39	$3.08	$(1.69)	(55)%
Natural gas liquids (per Bbl)	$7.42	$14.91	$(7.49)	(50)%
Crude oil equivalent (per Boe)(3)	$26.01	$38.22	$(12.21)	(32)%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$49.64	$51.55	$(1.91)	(4)%
Natural gas (per Mcf)	$1.62	$2.56	$(0.94)	(37)%
Natural gas liquids (per Bbl)	$7.42	$14.91	$(7.49)	(50)%
Crude oil equivalent (per Boe)(3)	$30.99	$38.72	$(7.73)	(20)%
_____________________________
(1)Crude oil sales excludes $0.6 million of oil transportation revenues from third parties, which do not have associated sales volumes, for each of the three months ended March 31, 2020 and 2019.
(2)Natural gas sales excludes $1.0 million and $0.7 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended March 31, 2020 and 2019, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended March 31, 2020, the derivative cash settlement gain for oil contracts was approximately $10.4 million, and the derivative cash settlement gain for natural gas contracts was approximately $0.8 million. For the three months ended March 31, 2019, the derivative cash settlement gain for oil contracts was $2.1 million, and the derivative cash settlement loss for gas contracts was $1.1 million. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.
Product revenues decreased by 18% to $58.8 million for the three months ended March 31, 2020 compared to $71.3 million for the three months ended March 31, 2019. The primary driver of the decrease in revenue is the $12.21 or 32% decrease in oil equivalent pricing offset by a 21% increase in sales volumes. The increase in sales volumes is due to turning 38 gross wells to sales during the twelve-month period ending March 31, 2020.

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$5,699	$5,426	$273	5%
Midstream operating expense	4,014	2,321	1,693	73%
Gathering, transportation, and processing	3,481	4,022	(541)	(13)%
Severance and ad valorem taxes	5,173	4,248	925	22%
Exploration	373	97	276	285%
Depreciation, depletion, and amortization	21,584	15,759	5,825	37%
Abandonment and impairment of unproved properties	30,057	879	29,178	3,319%
Bad debt expense	576	—	576	100%
General and administrative expense	9,429	10,278	(849)	(8)%
Operating Expenses	$80,386	$43,030	$37,356	87%

Selected Costs ($ per Boe):
Lease operating expense	$2.52	$2.91	$(0.39)	(13)%
Midstream operating expense	1.78	1.24	0.54	44%
Gathering, transportation, and processing	1.54	2.16	(0.62)	(29)%
Severance and ad valorem taxes	2.29	2.28	0.01	—%
Exploration	0.17	0.05	0.12	240%
Depreciation, depletion, and amortization	9.55	8.44	1.11	13%
Abandonment and impairment of unproved properties	13.30	0.47	12.83	2,730%
Bad debt expense	0.25	—	0.25	100%
General and administrative expense	4.17	5.51	(1.34)	(24)%
Operating Expenses	$35.57	$23.06	$12.51	54%
Lease operating expense.  Our lease operating expense increased $0.3 million, or 5%, to $5.7 million for the three months ended March 31, 2020, from $5.4 million for the three months ended March 31, 2019, and decreased on an equivalent basis per Boe by 13%. The overall increase was primarily due to higher salt water disposal costs, and the lease operating expense per unit decreased due to oil equivalent sales volumes being 21% higher in the later period.
Midstream operating expense.  Our midstream operating expense increased $1.7 million to $4.0 million for the three months ended March 31, 2020, from $2.3 million for the three months ended March 31, 2019, and increased 44% on a per Boe basis during the comparable periods. The increase was primarily due to costs associated with the Company's new and expanded oil gathering line connected to the Riverside Terminal that came online in July 2019.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense decreased by $0.5 million to $3.5 million for the three months ended March 31, 2020, from $4.0 million for the three months ended March 31, 2019. Sales volumes have a direct correlation to gathering, transportation, and processing expense. Although sales volumes increased 21% during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, a decrease in fees on sales contracts contributed to the overall decrease in gathering, transportation, and processing expense.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 22% to $5.2 million for the three months ended March 31, 2020, from $4.2 million for the three months ended March 31, 2019. The increase was primarily due to additional property value associated with ad valorem taxes between the comparable periods.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 37% to $21.6 million for the three months ended March 31, 2020, from $15.8 million for the three months ended March 31, 2019, and increased 13% on a per Boe basis during the comparable periods. The increase in depreciation, depletion, and amortization expense during the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 is the result of (i) a $201.3 million increase in the depletable property base and (ii) an increase in the depletion rate driven by a substantial increase in production between the comparable periods.

Abandonment and impairment of unproved properties.  During the three months ended March 31, 2020, the Company incurred a $30.1 million abandonment and impairment of unproved properties due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability. In addition, during the three months ended March 31, 2019, the Company incurred $0.9 million in abandonment and impairment of unproved properties costs due to the expiration of non-core leases.
Bad debt expense. Our bad debt expense increased 100% to $0.6 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase is due to the establishment of an allowance against our joint interest receivable, which have greater recoverability risk due to the deterioration of commodity prices.
General and administrative. Our general and administrative expense decreased by $0.8 million or 8% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, and decreased by 24% on a per Boe basis between the comparable periods. The decrease in general and administrative expense between the comparable periods is primarily due to a decrease in salaries, benefits, and stock compensation expense. General and administrative expense per Boe decreased on a higher percentage basis due to oil equivalent sales volumes being 21% higher during the three months ended March 31, 2020 as compared to the same period in 2019.
Derivative gain (loss).  Our derivative gain for the three months ended March 31, 2020 was $100.4 million, as compared to a derivative loss of $36.5 million for the three months ended March 31, 2019. Our derivative gain is due to settlements and fair market value adjustments caused by market prices being lower than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended March 31, 2020 and 2019 was $0.2 million and $1.2 million, respectively. Average debt outstanding for the three months ended March 31, 2020 and 2019 was $84.8 million and $64.7 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Credit Facility	$810	$758
Commitment fees on available borrowing base under the Credit Facility	251	268
Amortization of deferred financing costs	123	125
Capitalized interest	(967)	—
Total interest expense, net	$217	$1,151

Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Credit Facility, proceeds from sales of assets, and potential proceeds from capital and/or debt markets. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors. To mitigate pricing risk, we have approximately 100% of our average 2020 guided oil production hedged as of March 31, 2020 and as of the filing date of this report. Consequently, the value of our commodity contracts as of March 31, 2020 was a net asset of $89.1 million. Additionally, in light of the recent suspension of drilling activities, we intend to pay down our Credit Facility to an undrawn balance by December 31, 2020 using net cash provided by operating activities.
As of March 31, 2020, our liquidity was $302.1 million, consisting of $11.1 million of cash on hand and $291.0 million of available borrowing capacity on the Credit Facility. The next scheduled redetermination is set to occur in May 2020, but was not completed prior to the date of this filing. The Company does not expect that any reduction resulting from the May 2020 redetermination will result in a substantial impact to our future operations or liquidity.

We anticipate investing approximately $60.0 million to $70.0 million during 2020, which will allow us to preserve our reserve value while maintaining almost flat production.
Our weighted-average interest rate on borrowings from the Credit Facility was 3.78% for the three months ended March 31, 2020. As of both March 31, 2020 and the date of this filing, we had $59.0 million outstanding on our Credit Facility.

The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$47,994	$41,721
Net cash used in investing activities	(26,871)	(36,788)
Net cash provided by (used in) financing activities	(21,071)	14,847
Cash, cash equivalents, and restricted cash	11,147	32,782
Acquisition of oil and gas properties	(284)	(1,362)
Exploration and development of oil and gas properties	(26,225)	(36,503)
Cash flows provided by operating activities
Our cash flows for the three months ended March 31, 2020 and 2019 include cash receipts and disbursements attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. The Company spent $26.2 million and $36.5 million on the exploration and development of oil and gas properties during the three months ended March 31, 2020 and 2019, respectively. The decrease in capital expenditures among the periods is primarily due to the reduced drilling and completion activity in response to the unprecedented drop in commodity prices in March 2020. The Company also spent $1.1 million less on acquisitions of oil and gas properties during the three months ended March 31, 2020 when compared to the same period in 2019.
Cash flows provided by financing activities
Net cash used in financing activities for the three months ended March 31, 2020 was $21.1 million, compared to cash provided by financing activities for the three months ended March 31, 2019 of $14.8 million. The change was primarily due to net payments on our Credit Facility during the three months ended March 31, 2020.
Non-GAAP Financial Measures
Adjusted EBITDAX represents earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash and non-recurring charges. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we present because we believe it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Facility based on adjusted EBITDAX ratios as further described Note 5 - Long-Term Debt in Part I, Item I of this document. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income, income from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all, items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$78,551	$(6,993)
Exploration	373	97
Depreciation, depletion, and amortization	21,584	15,759
Amortization of deferred financing costs	—	125
Abandonment and impairment of unproved properties	30,057	879
Stock-based compensation (1)	1,239	1,380
Severance costs (1)	413	418
Gain on sale of properties, net	—	(1,126)
Interest expense, net	217	1,151
Derivative (gain) loss	(100,419)	36,544
Derivative cash settlements	11,254	936
Adjusted EBITDAX	$43,269	$49,170
_______________________________
(1) Included as a portion of general and administrative expense in the accompanying statements of operations.

New Accounting Pronouncements
Please refer to Note 2 — Basis of Presentation under Part I, Item 1 of this report for any recently issued or adopted accounting standards.

Critical Accounting Policies and Estimates
Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2019 Form 10-K.

Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements that are not disclosed within this report.

Contractual Obligations
There have been no significant changes from our 2019 Form 10-K in our obligations and commitments, other than what is disclosed within Note 3 - Leases and Note 6 - Commitments and Contingencies under Part I, Item 1 of this report.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains various statements, including those that express belief, expectation, or intention, as well as those that are not statements of historic fact, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” “plan,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events.
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
•impact of any pandemic or other public health epidemic, including the ongoing COVID-19 pandemic;
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
•full delineation of the Niobrara B, C and Codell benches in our legacy, French Lake, and northern acreage;
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this report;
•further declines or volatility in the prices we receive for our oil, natural gas liquids, and natural gas;
•general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;
•the effects of disruption of our operations or excess supply of oil and natural gas due to the COVID-19 pandemic and the actions by certain oil and natural gas producing countries;
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
While we may reduce the potential negative impact of lower commodity prices, we may also be prevented from realizing the benefits of favorable commodity price changes.

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
Interest Rates
As of both March 31, 2020 and the filing date of this report, we had $59.0 million outstanding under our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or LIBOR, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of March 31, 2020, and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants in the Credit Facility.
Counterparty and Customer Credit Risk
In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions. Seven members of our Credit Facility syndicate are counterparties on our derivative instruments currently in place and have investment grade credit ratings.
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
Marketability of Our Production
The marketability of our production depends in part upon the availability, proximity, and capacity of third-party refineries, access to regional trucking, pipeline, and rail infrastructure, natural gas gathering systems, and processing facilities. We deliver crude oil and natural gas produced through trucking services, pipelines, and rail facilities that we do not own. The lack of availability or capacity on these systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties.
A portion of our production may also be interrupted, or shut in, from time to time for numerous other reasons, including as a result of accidents, weather, or field labor issues or strikes, or we might voluntarily curtail production in response to market conditions. If a substantial amount of our production is interrupted at the same time, it could adversely affect our cash flow.
Currently, there are no pipeline systems that service wells in our French Lake area of the Wattenberg Field. If neither we nor a third-party constructs the required pipeline system, we may not be able to fully test or develop our resources in French Lake.
There have not been material changes to the interest rate risk analysis or oil and gas price sensitivity analysis disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental, health, and safety and other laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. As of the date of this filing, there were no probable, material pending or overtly threatened legal actions against us of which we were aware.
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
On May 3, 2019, WEG filed a lawsuit in the U.S. District Court for the District of Colorado against the Company and the other six operators who received the NOI, alleging claims consistent with those contained in the NOI letters. The allegations made in the lawsuit are based on novel and unprecedented interpretations of complex federal and state air quality laws and regulations. The Company has and will continue to vigorously defend against those allegations, and it will also coordinate as much as possible with state and federal permitting authorities to maintain the validity of its facilities’ current and future air permits. At this time, the Company is unable to estimate the lawsuit’s potential outcome.
There have been no other material changes to our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
The extent to which the COVID-19 outbreak impacts our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.
The outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas. Any pandemic or other public health epidemic, including COVID-19, poses the risk that we or our employees, vendors, suppliers, customers, and other business partners may be prevented from conducting business activities for an indefinite period of time due to the potential spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel, and other restrictions that prohibit employees from going to work.
The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, vendors, suppliers, customers, and other business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
The extent to which COVID-19 impacts our business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. If COVID-19 continues to spread or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
The excess supply of oil and natural gas resulting from the reduced demand caused by the COVID-19 pandemic and the effects of actions by, or disputes among or between, oil and natural gas producing countries has resulted in transportation and storage constraints, and reductions of our planned production, and may cause shut-in of our wells, which could adversely affect our business, financial condition, and results of operations.
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19, and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production, followed by curtailment agreements among OPEC and other countries, including Russia, has increased uncertainty and volatility around global oil supply-demand dynamics and further increased the excess supply of oil and natural gas. To the extent that the outbreak of COVID-19 continues to negatively impact demand, and OPEC members and other oil exporting nations fail to implement production cuts or other actions that are sufficient to support and stabilize commodity prices, we expect there to be excess supply of oil and natural gas for a sustained period. This excess supply has, in turn, resulted in transportation and storage capacity constraints in the United States, including in the DJ Basin where we operate, which may continue for a sustained period. For example, the substantial number of outstanding futures contracts, in conjunction with the market’s perception that crude oil storage in Cushing, Oklahoma was inadequate for May 2020 deliveries, caused NYMEX WTI prices to settle at a negative $37.63 per Bbl on April 20, 2020, a dynamic that has not previously occurred.
If, in the future, our ability to sell our production is hindered because of transportation or storage constraints, we may be required to shut-in or curtail production or flare our natural gas. Further, any prolonged shut-in of our wells may result in decreased well productivity once we are able to resume operations, and any cessation of drilling and development of our acreage could result in the expiration, in whole or in part, of our leases. All of these impacts resulting from the confluence of the COVID-19 pandemic and the price war between Saudi Arabia and Russia may adversely affect our business, financial condition, and results of operations.

Due to the commodity price environment, we have postponed a significant portion of our developmental drilling. A sustained period of weakness in oil, natural gas, and NGLs prices, and the resultant effects of such prices on our drilling economics and ability to raise capital, will require us to reevaluate and further postpone or eliminate additional drilling. Such actions would likely result in the reduction of our PUDs and related PV-10 and a reduction in our ability to service our debt obligations. If we are required to further curtail our drilling program, we may be unable to continue to hold leases that are scheduled to expire, which may further reduce our reserves. As a result, if oil, natural gas and/or NGLs prices experience a sustained period of weakness, our future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures may be materially and adversely affected.
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas, and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas, and NGL prices.
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas, and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas, and NGL prices. As of the filing date of this report, we have approximately 100% of our average 2020 guided oil production hedged and 33% of our average 2021 anticipated oil production hedged. We intend to continue to hedge our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility and may be subject to significant reduction in prices, which would have a material negative impact on our results of operations.
We cannot assure you that in connection with the spring 2020 semi-annual borrowing base redetermination, our borrowing base will not be reduced to a lesser amount than what we expect.
The borrowing base under our Credit Facility is redetermined on a semi-annual basis, as described in Note 5 – Credit Facility in Part I, Item 1 above. Despite a significant reduction in the assumed commodity prices used by the lenders to determine the value of our reserves, we do not expect that, in connection with the Credit Facility’s upcoming borrowing base redetermination, the borrowing base will be materially reduced. Approval of the borrowing base is subject to receiving consent from the lenders, and we cannot provide any assurance as to whether the borrowing base will be redetermined at an amount equal to or below its current level. If our borrowing base is redetermined to a substantially lower amount, we may be unable to obtain adequate funding under our Credit Facility, which could adversely affect our development plans as currently anticipated and could have a material adverse effect on our production, revenues, and results of operations.
If commodity prices continue to decrease or remain at current levels such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to take additional write-downs of the carrying values of our properties.
Accounting guidance requires that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics, and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. Due to the recent depressed commodity prices, this quarter we recorded a $30.1 million abandonment and impairment of unproved properties. Further impairments, which could have an adverse effect on our results of operations, will be required if oil and natural gas prices further decline, unproved property values decrease, estimated proved reserve volumes are revised downward, or the net capitalized cost of proved oil and gas properties otherwise exceeds the present value of estimated future net cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended March 31, 2020.

 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended March 31, 2020:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased(1)	Paid per Share	Plans or Programs	or Programs
January 1, 2020 - January 31, 2020	1,631	$22.70	—	—
February 1, 2020 - February 29, 2020	699	$18.15	—	—
March 1, 2020 - March 31, 2020	—	$—	—	—
Total	2,330	$21.87	—	—
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
Our Credit Facility contains restrictions on the payment of dividends.

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

3.2	Fourth Amended and Restated Bylaws of Bonanza Creek Energy, Inc. (incorporated by reference to Exhibit 3.2 to Bonanza Creek Energy, Inc.’s Registration Statement on Form 8-A filed on April 28, 2017).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of the Principal Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL)
*              Filed with this report
**            Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	May 7, 2020	By:	/s/ Eric T. Greager
Eric T. Greager
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Brant DeMuth
Brant DeMuth
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Vice President and Chief Accounting Officer
(chief accounting officer)