Form 10-Q
period 2020-06-30
Bonanza Creek Energy, Inc.
filed 2020-08-06
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐  No
As of August 4, 2020, the registrant had 20,834,028 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,144	$11,008
Accounts receivable, net:
Oil and gas sales	25,106	43,714
Joint interest and other	22,739	38,136
Prepaid expenses and other	4,236	7,048
Inventory of oilfield equipment	7,603	7,726
Derivative assets (note 10)	39,459	2,884
Total current assets	103,287	110,516
Property and equipment (successful efforts method):
Proved properties	1,041,290	935,025
Less: accumulated depreciation, depletion, and amortization	(169,580)	(126,614)
Total proved properties, net	871,710	808,411
Unproved properties	107,516	143,020
Wells in progress	59,902	98,750
Other property and equipment, net of accumulated depreciation of $3,449 in 2020 and $3,142 in 2019	3,503	3,394
Total property and equipment, net	1,042,631	1,053,575
Long-term derivative assets (note 10)	4,474	121
Right-of-use assets (note 3)	36,952	38,562
Other noncurrent assets	2,887	3,544
Total assets	$1,190,231	$1,206,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$27,483	$57,638
Oil and gas revenue distribution payable	16,428	29,021
Lease liability (note 3)	12,685	11,690
Derivative liability (note 10)	2,757	6,390
Total current liabilities	59,353	104,739
Long-term liabilities:
Credit facility (note 5)	58,000	80,000
Lease liability (note 3)	24,791	27,540
Ad valorem taxes	41,694	28,520
Derivative liability (note 10)	1,368	921
Asset retirement obligations for oil and gas properties (note 9)	26,987	27,908
Total liabilities	212,193	269,628
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 20,826,327 and 20,643,738 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4,282	4,284
Additional paid-in capital	703,874	702,173
Retained earnings	269,882	230,233
Total stockholders’ equity	978,038	936,690
Total liabilities and stockholders’ equity	$1,190,231	$1,206,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating net revenues:
Oil and gas sales	$36,192	$85,783	$96,597	$158,377
Operating expenses:
Lease operating expense	5,795	6,390	11,494	11,816
Midstream operating expense	3,354	2,709	7,368	5,030
Gathering, transportation, and processing	3,711	4,331	7,192	8,353
Severance and ad valorem taxes	3,478	7,711	8,651	11,959
Exploration	112	408	485	505
Depreciation, depletion, and amortization	22,283	18,898	43,867	34,657
Abandonment and impairment of unproved properties	309	878	30,366	1,757
Bad debt expense	—	—	576	—
General and administrative expense (including $1,474, $1,768, $2,713, and $3,148, respectively, of stock-based compensation)	8,406	9,803	17,835	20,081
Total operating expenses	47,448	51,128	127,834	94,158
Other income (expense):
Derivative gain (loss)	(25,146)	8,173	75,273	(28,371)
Interest expense, net	(984)	(385)	(1,201)	(1,536)
Loss on property transactions, net	(1,398)	(1,432)	(1,398)	(306)
Other income (expense)	(118)	11	(1,788)	23
Total other income (expense)	(27,646)	6,367	70,886	(30,190)
Income (loss) from operations before taxes	(38,902)	41,022	39,649	34,029
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(38,902)	$41,022	$39,649	$34,029

Comprehensive income (loss)	$(38,902)	$41,022	$39,649	$34,029

Net income (loss) per common share:
Basic	$(1.87)	$1.99	$1.91	$1.65
Diluted	$(1.87)	$1.99	$1.91	$1.65
Weighted-average common shares outstanding:
Basic	20,776	20,618	20,713	20,588
Diluted	20,776	20,664	20,759	20,630
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2019	20,643,738	$4,284	$702,173	$230,233	$936,690
Restricted common stock issued	13,674	—	—	—	—
Stock used for tax withholdings	(2,330)	—	(61)	—	(61)
Stock-based compensation	—	—	1,239	—	1,239
Net income	—	—	—	78,551	78,551
Balances, March 31, 2020	20,655,082	4,284	703,351	308,784	1,016,419
Restricted common stock issued	228,149	—	—	—	—
Stock used for tax withholdings	(56,904)	(2)	(951)	—	(953)
Stock-based compensation	—	—	1,474	—	1,474
Net loss	—	—	—	(38,902)	(38,902)
Balances, June 30, 2020	20,826,327	$4,282	$703,874	$269,882	$978,038

Balances, December 31, 2018	20,543,940	$4,286	$696,461	$163,166	$863,913
Restricted common stock issued	20,687	—	—	—	—
Stock used for tax withholdings	(6,036)	—	(153)	—	(153)
Stock-based compensation	—	—	1,380	—	1,380
Net loss	—	—	—	(6,993)	(6,993)
Balances, March 31, 2019	20,558,591	4,286	697,688	156,173	858,147
Restricted common stock issued	110,553	—	—	—	—
Stock used for tax withholdings	(36,145)	(1)	(930)	—	(931)
Stock-based compensation	—	—	1,768	—	1,768
Net income	—	—	—	41,022	41,022
Balances, June 30, 2019	20,632,999	$4,285	$698,526	$197,195	$900,006
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$39,649	$34,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	43,867	34,657
Abandonment and impairment of unproved properties	30,366	1,757
Well abandonment costs and dry hole expense	(8)	62
Stock-based compensation	2,713	3,148
Non-cash lease component	(103)	—
Amortization of deferred financing costs	680	248
Derivative (gain) loss	(75,273)	28,371
Derivative cash settlements	33,867	393
Loss on property transactions, net	1,398	306
Other	(2,708)	(901)
Changes in current assets and liabilities:
Accounts receivable, net	24,521	15,089
Prepaid expenses and other assets	2,812	(703)
Accounts payable and accrued liabilities	(31,957)	(10,833)
Settlement of asset retirement obligations	(1,595)	(1,175)
Net cash provided by operating activities	68,229	104,448
Cash flows from investing activities:
Acquisition of oil and gas properties	(549)	(11,738)
Exploration and development of oil and gas properties	(51,054)	(111,398)
Proceeds from sale of oil and gas properties	—	1,153
Additions to property and equipment - non oil and gas	(416)	(148)
Net cash used in investing activities	(52,019)	(122,131)
Cash flows from financing activities:
Proceeds from credit facility	30,000	15,000
Payments to credit facility	(52,000)	—
Payment of employee tax withholdings in exchange for the return of common stock	(1,014)	(1,083)
Deferred financing costs	(13)	—
Principal payments on finance lease obligations	(40)	—
Net cash provided by (used in) financing activities	(23,067)	13,917
Net change in cash, cash equivalents, and restricted cash	(6,857)	(3,766)
Cash, cash equivalents, and restricted cash:
Beginning of period	11,095	13,002
End of period	$4,238	$9,236
Supplemental cash flow disclosure(1):
Cash paid for interest, net of capitalization	$670	$1,190
Severance and ad valorem tax refund	$—	$352
Receivables exchanged for additional interests in oil and gas properties	$8,299	$—
Changes in working capital related to drilling expenditures	$(2,382)	$(8,763)
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
Use of Estimates
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Further these estimates and other factors, including those outside of the Company's control, such as the impact of lower commodity prices, may impact the Company's business, financial condition, results of operations and cash flows.
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
As further described in Note 6 - Commitments and Contingencies, one contract with NGL Crude Logistics, LLP (“NGL Crude”, known as the “NGL Crude agreement”) has an additional aspect of variable consideration related to the minimum volume commitments (“MVCs”) as specified in the agreement. On an on-going basis, the Company performs an analysis of expected risk adjusted production applicable to the NGL Crude agreement based on approved production plans to determine if liquidated damages to NGL Crude are probable. As of June 30, 2020, the Company believes that the volumes delivered to NGL Crude will be in excess of the MVCs required then and for the upcoming approved production plan. As a result of this analysis, to date, no variable consideration related to potential liquidated damages has been considered in the transaction price for the NGL Crude agreement.
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
Under the product sales contracts, the Company invoices customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's product sales contracts do not give rise to contract assets or liabilities under this guidance. At June 30, 2020 and December 31, 2019, the Company's receivables from contracts with customers were $25.1 million and $43.7 million, respectively. Payment is generally received within 30 to 60 days after the date of production.
The Company records revenue in the month production is delivered to the purchaser. However, as stated above, settlement statements for certain natural gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the period from January 1, 2020 through June 30, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant.
Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Crude oil sales	$28,934	$75,016	$80,080	$135,806
Natural gas sales	4,712	6,507	10,730	13,964
Natural gas liquids sales	2,546	4,260	5,787	8,607
Oil and gas sales	$36,192	$85,783	$96,597	$158,377
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets, which sum to the total of such amounts shown in the accompanying condensed consolidated statements of cash flows (“statements of cash flows”) (in thousands):

	As of June 30,
	2020	2019
Cash and cash equivalents	$4,144	$9,149
Restricted cash included in other noncurrent assets(1)	94	87
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$4,238	$9,236
__________________________
(1) Consists of funds for road maintenance and repairs.

Unproved Property
Unproved oil and gas property costs are evaluated for impairment when there is an indication that the carrying costs may not be fully recoverable. During the three and six months ended June 30, 2020, the Company incurred $0.3 million and $30.4 million, respectively, in abandonment and impairment of unproved properties due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability. During the three and six months ended June 30, 2019, the Company incurred $0.9 million and $1.8 million, respectively, in abandonment and impairment of unproved properties due to the expiration of non-core leases.
Accounting Pronouncements Recently Adopted and Issued
In June 2016, the FASB issued Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. The amended standard was adopted using a modified retrospective approach on January 1, 2020. The Company considered past events (including historical experience), current economic and industry conditions, reasonable and supportable forecasts, and lives of receivable balances and loss experience. Historically and currently, the Company's credit losses on oil and natural gas sales receivables and joint interest receivables have not been significant, and the adoption of this standard did not have a material impact on its condensed consolidated financial statements. As of June 30, 2020, the Company has an allowance of $0.8 million established against joint interest receivables.
In August 2018, the FASB issued Update No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this update is to improve the effectiveness of fair value measurement disclosures. The new standard was adopted on January 1, 2020. The standard only impacted the form of the Company's disclosures.
In March 2020, the FASB issued Update No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The amendment provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This amendment is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this update on the Company's condensed consolidated financial statements.
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s condensed consolidated financial statements and disclosures that have been issued, but not yet adopted by the Company as of June 30, 2020, and through the filing date of this report.

NOTE 3 - LEASES
The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value on the balance sheet, which include leases related to the asset classes reflected as of the dates indicated in the table below (in thousands):

	June 30, 2020	December 31, 2019
Operating leases
Field equipment(1)	$34,118	$35,057
Corporate leases	1,921	2,462
Vehicles	694	1,043
Total right-of-use asset	$36,733	$38,562

Field equipment(1)	$34,141	$35,075
Corporate leases	2,486	3,129
Vehicles	671	1,026
Total lease liability	$37,298	$39,230

Finance leases
Right-of-use asset - field equipment(1)	$219	$—
Lease liability - field equipment(1)	$178	$—
__________________________
(1) Includes compressors, certain gas processing equipment, and other field equipment.

The lease amounts disclosed are presented on a gross basis. A portion of these costs may have been or will be billed to other working interest owners, and the Company's net share of these costs, once paid, are included in various line items on the statements of operations or capitalized to oil and gas properties or other property and equipment, as applicable.
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

The following table summarizes the components of the Company's gross lease costs incurred during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost(1)	$3,607	$2,686	$7,098	$5,036
Finance lease cost:
Amortization of right-of-use assets	5	—	7	—
Interest on lease liabilities	1	—	2	—
Short-term lease cost	292	2,000	1,882	3,822
Variable lease cost(2)	(135)	109	(44)	129
Sublease income(3)	(89)	(87)	(178)	(174)
Total lease cost	$3,681	$4,708	$8,767	$8,813
____________________________
(1) Includes office rent expense of $0.3 million for the three months ended June 30, 2020 and 2019 and $0.5 million for the six months ended June 30, 2020 and 2019.
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
The Company has certain lease agreements that provide for the option to extend, purchase, or terminate early, which was evaluated on each lease to arrive at the proper lease term. There were some leases for which the option to extend or purchase was factored into the resulting lease term. There were no leases where early termination was factored into the resulting lease term. The Company's weighted-average remaining lease terms and discount rates as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases
Weighted-average lease term (years)	3.25	0.67
Weighted-average discount rate	3.89%	3.47%
Supplemental cash flow information related to leases for the three and six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,279	$2,334	$6,412	$4,366
Operating cash flows from finance leases	1	—	2	—
Financing cash flows from finance leases	30	—	40	—

Right-of-use assets obtained in exchange for new operating lease obligations	$1,944	$8,884	$7,388	$10,081
Right-of-use assets obtained in exchange for new finance lease obligations	—	—	219	—

Future commitments by year for the Company's operating and finance leases with a lease term of one year or more as of June 30, 2020 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$7,089	$64
2021	12,860	117
2022	10,504	—
2023	6,644	—
2024	2,439	—
Thereafter	108	—
Total lease payments	39,644	181
Less: imputed interest	(2,346)	(3)
Total lease liability	$37,298	$178

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Accrued drilling and completion costs	$5,630	$3,248
Accounts payable trade	8,565	17,117
Accrued general and administrative expense	2,195	5,620
Accrued lease operating expense	2,263	2,187
Accrued interest	544	692
Accrued oil and gas hedging	287	453
Accrued production and ad valorem taxes and other	7,999	28,321
Total accounts payable and accrued expenses	$27,483	$57,638

NOTE 5 - LONG-TERM DEBT
Credit Facility
On December 7, 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders (the “Credit Facility”). The $750.0 million Credit Facility has a maturity date of December 7, 2023 and was governed by an initial borrowing base of $350.0 million. The Credit Facility borrowing base is redetermined on a semi-annual basis. The most recent redetermination was concluded on June 18, 2020, resulting in a reduction of the borrowing base and aggregate elected commitments to $260.0 million. The next scheduled redetermination is set to occur in November 2020.
The Credit Facility is guaranteed by all wholly-owned subsidiaries of the Company (each, a “Guarantor” and, together with the Company, the “Credit Parties”), and is secured by first priority security interests on substantially all assets of each Credit Party, subject to customary exceptions.

Under the original terms of the Credit Facility, borrowings bore interest at a per annum rate equal to, at the option of the Company, either (i) LIBOR, subject to a 0% LIBOR floor plus a margin of 1.75% to 2.75%, based on the utilization of the Credit Facility (the “Eurodollar Rate”) or (ii) a fluctuating interest rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate, (b) the rate of interest published by the Federal Reserve Bank of New York as the federal funds effective rate, (c) the rate of interest published by the Federal Reserve Bank of New York as the overnight bank funding rate, or (d) a LIBOR offered rate for a one-month interest period, subject to a 0% LIBOR floor plus a margin of 0.75% to 1.75%, based on the utilization of the Credit Facility (the “Reference Rate”). Interest on borrowings that bear interest at the Eurodollar Rate shall be payable on the last day of the applicable interest period selected by the Company, which shall be one, two, three, or six months, and interest on borrowings that bear interest at the Reference Rate shall be payable quarterly in arrears.
The Credit Facility contains customary representations and affirmative covenants. The Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, and (xx) dividend payments. The Credit Parties are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (i) a maximum ratio of the Company’s consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“EBITDAX”) and (ii) a current ratio, as defined in the agreement, inclusive of the unused Commitments then available to be borrowed, to not be less than 1.00 to 1.00.
On June 18, 2020, in conjunction with the borrowing base redetermination, the Company, together with certain of its subsidiaries, entered into the First Amendment (the “First Amendment”) to the Credit Facility (as amended, restated, supplemented or otherwise modified) to, among other things: (i) implement certain anti-cash hoarding provisions, including a weekly mandatory prepayment requirement with respect to the excess of the Company’s consolidated cash balance over $35.0 million; (ii) require that, in order to borrow or issue a letter of credit under the Credit Agreement, the consolidated cash balance not exceed the greater of $35.0 million (both before and after giving effect to such borrowing or letter of credit issuance), or expenditures in respect of oil and gas properties in the ordinary course of business (as agreed to by the administrative agent); (iii) decrease the maximum permitted net leverage ratio from 4.00 to 3.50 and the maximum permitted leverage ratio for purposes of making a restricted payment, restricted investment or optional or voluntary redemption from 3.25 to 2.75; (iv) increase the Eurodollar Rate margin to 2.00% to 3.00%; (v) increase the Reference Rate margin to 1.00% to 2.00% ; and (vi) amend certain other covenants and provisions. The Company was in compliance with all covenants as of June 30, 2020, and through the filing date of this report.
As of June 30, 2020 and December 31, 2019, the Company had $58.0 million and $80.0 million, respectively, outstanding on the Credit Facility. As of the date of this filing, the outstanding balance was $53.0 million. The Company's Credit Facility approximates fair value as the applicable interest rates are floating.
In connection with the Credit Facility, the Company capitalized a total of $2.5 million in deferred financing costs. Of the total post-amortization net capitalized amounts, (i) $0.8 million and $1.4 million as of June 30, 2020 and December 31, 2019, respectively, are presented within other noncurrent assets and (ii) $0.5 million as of June 30, 2020 and December 31, 2019 is presented within the prepaid expenses and other line items in the accompanying balance sheets.
For the three months ended June 30, 2020 and 2019, the Company incurred interest expense of $1.4 million and $1.1 million, respectively. The Company capitalized $0.4 million and $0.8 million of interest expense during the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred interest expense of $2.6 million and $2.3 million, respectively. The Company capitalized $1.4 million and $0.8 million of interest expense during the six months ended June 30, 2020 and 2019, respectively.

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
In May 2019, WEG filed a lawsuit in the U.S. District Court for the District of Colorado against the Company and the other six operators who received the NOI, alleging claims consistent with those contained in the NOI letters. The allegations made in the lawsuit are based on novel and unprecedented interpretations of complex federal and state air quality laws and regulations. The Company has and will continue to vigorously defend against those allegations, and it will also coordinate as much as possible with state and federal permitting authorities to maintain the validity of its facilities’ current and future air permits. At this time, the Company is unable to estimate the lawsuit’s potential outcome.
Commitments
The Company is party to a purchase agreement to deliver fixed determinable quantities of crude oil to NGL Crude. The NGL Crude agreement includes defined volume commitments over a term ending in 2023. Under the terms of the NGL Crude agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods. The minimum gross volume commitment will increase approximately 3% each year for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term was $63.8 million as of June 30, 2020. Upon notifying NGL Crude at least twelve months prior to the expiration date of the NGL Crude agreement, the Company may elect to extend the term of the NGL Crude agreement for up to three additional years.
The annual minimum commitment payments under the NGL Crude agreement for the next five years as of June 30, 2020 are presented below (in thousands):

NGL Crude Commitments(1)
Remainder of 2020	$10,775
2021	22,403
2022	23,097
2023	7,511
2024	—
2025 and thereafter	—
Total	$63,786
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
The Company recorded compensation expense related to the awards granted under the 2017 LTIP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	$1,284	$1,346	$2,585	$2,431
Performance stock units	195	270	2	413
Stock options	(5)	152	126	304
Total stock-based compensation	$1,474	$1,768	$2,713	$3,148
As of June 30, 2020, unrecognized compensation expense will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted stock units	$10,491	2023
Performance stock units	2,692	2022
	$13,183
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
During the six months ended June 30, 2020, the Company granted 306,945 RSUs with a fair value of $4.9 million. A summary of the status and activity of non-vested restricted stock units for the six months ended June 30, 2020 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	557,817	$26.95
Granted	306,945	15.90
Vested	(241,823)	15.41
Forfeited	(54,547)	25.53
Non-vested, end of quarter	568,392	$20.46
Cash flows resulting from excess tax benefits are to be classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock in excess of the deferred tax asset attributable to stock compensation costs for such restricted stock. The Company recorded no excess tax benefits for the periods presented.

Performance Stock Units
The 2017 LTIP allows for the issuance of PSUs to employees at the sole discretion of the Board. The number of shares of the Company’s common stock that may be issued to settle PSUs ranges from zero to two times the number of PSUs awarded. The PSUs vest in their entirety at the end of the three-year performance period. The total number of PSUs granted is split between two performance criteria. The first criterion is based on a comparison of the Company’s absolute and relative total shareholder return (“TSR”) for the performance period compared with the TSRs of a group of peer companies for the same performance period. The TSR for the Company and each of the peer companies is determined by dividing (A) (i) the volume-weighted average share price for the last 30 trading days of the performance period minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The second criterion is based on the Company's annual return on average capital employed (“ROCE”) for each year during the three-year performance period. The split between the two performance criteria is even for the PSUs granted in 2018 and 2019, whereas the split is two-thirds weighted to the TSR criterion and one-third weighted to the ROCE criterion for the PSUs granted in 2020. Compensation expense associated with PSUs is recognized as general and administrative expense over the performance period. Because these awards depend on a combination of performance-based and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company’s expected ROCE performance. As of June 30, 2020, the Company does not expect any of the ROCE portion of the PSUs granted in 2018 and 2019 to vest and has accordingly adjusted the related compensation expense.
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
During the six months ended June 30, 2020, the Company granted 83,209 PSUs with a fair value of $1.9 million. A summary of the status and activity of performance stock units for the six months ended June 30, 2020 is presented below:

	Performance Stock Units(1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	153,470	$24.74
Granted	83,209	23.22
Vested	—	—
Forfeited	—	—
Non-vested, end of quarter	236,679	$24.21
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

There were no stock options granted during the six months ended June 30, 2020. A summary of the status and activity of stock options for the six months ended June 30, 2020 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	100,714	$34.36
Granted	—	—
Exercised	—	—
Forfeited	(13,184)	34.36
Outstanding, end of quarter	87,530	$34.36	6.1	$—
Number of options outstanding and exercisable	87,530	$34.36	6.1	$—

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

	As of June 30, 2020
	Level 1	Level 2	Level 3
Derivative assets	$—	$43,933	$—
Derivative liabilities	$—	$4,125	$—

	As of December 31, 2019
	Level 1	Level 2	Level 3
Derivative assets	$—	$3,005	$—
Derivative liabilities	$—	$7,311	$—

Proved Oil and Gas Properties
Proved oil and gas property costs are evaluated for impairment on a nonrecurring basis and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. Depending on the availability of data, the Company uses Level 3 inputs and either the income valuation technique, which converts future amounts to a single present value amount to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management, or the market valuation approach. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the Company's internal budgeting model derived from the NYMEX strip pricing, adjusted for management estimates and basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved oil and gas property impairments during the three and six months ended June 30, 2020 and 2019.
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
A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Beginning balance as of December 31, 2019	$27,908
Liabilities settled	(1,595)
Additions	80
Accretion expense	594
Ending balance as of June 30, 2020	$26,987

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
As of June 30, 2020, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu
3Q20
Cashless Collar	6,000	$52.67/$58.40	10,000	$2.25/$2.67	—	—
Swap	3,500	$54.12	—	—	30,000	$0.54
Put	4,000	$32.50	—	—	—	—
4Q20
Cashless Collar	6,000	$52.67/$58.40	10,000	$2.25/$2.67	—	—
Swap	3,500	$54.12	10,000	$2.30	30,000	$0.54
Put	3,000	$32.50
1Q21
Cashless Collar	2,500	$46.40/$54.20	30,000	$2.25/$2.57	—	—
Swap	5,000	$54.48	—	—	20,000	$0.43
2Q21
Cashless Collar	2,000	$35.50/$49.65	20,000	$2.25/$2.52	—	—
Swap	4,000	$54.13	—	—	20,000	$0.43
3Q21
Cashless Collar	1,500	$30.00/$47.87	20,000	$2.25/$2.52	—	—
Swap	2,500	$54.45	—	—	20,000	$0.43
4Q21
Cashless Collar	2,000	$30.00/$46.96	20,000	$2.25/$2.52	—	—
Swap	1,000	$55.20	—	—	20,000	$0.43
1Q22
Cashless Collar	1,500	$30.00/$45.87	—	—	—	—

As of the filing date of this report, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu
3Q20
Cashless Collar	6,000	$52.67/$58.40	10,000	$2.25/$2.67	—	—
Swap	3,500	$54.12	—	—	30,000	$0.54
Put	4,000	$32.50	—	—	—	—
4Q20
Cashless Collar	6,000	$52.67/$58.40	10,000	$2.25/$2.67	—	—
Swap	3,500	$54.12	10,000	$2.30	30,000	$0.54
Put	3,000	$32.50	—	—	—	—
1Q21
Cashless Collar	3,000	$43.67/$53.58	30,000	$2.25/$2.57	—	—
Swap	5,000	$54.48	—	—	20,000	$0.43
2Q21
Cashless Collar	2,500	$34.40/$49.82	20,000	$2.25/$2.52	—	—
Swap	4,000	$54.13	—	—	20,000	$0.43
3Q21
Cashless Collar	2,500	$30.00/$49.42	20,000	$2.25/$2.52	—	—
Swap	2,500	$54.45	—	—	20,000	$0.43
4Q21
Cashless Collar	3,000	$30.00/$48.56	20,000	$2.25/$2.52	—	—
Swap	1,000	$55.20	—	—	20,000	$0.43
1Q22
Cashless Collar	2,000	$30.00/$47.65	—	—	—	—
2Q22
Cashless Collar	500	$30.00/$53.00	—	—	—	—

Derivative Assets and Liabilities Fair Value
 The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of the dates indicated in the table below (in thousands):

	June 30, 2020	December 31, 2019
Derivative Assets:
Commodity contracts - current	$39,459	$2,884
Commodity contracts - noncurrent	4,474	121
Derivative Liabilities:
Commodity contracts - current	(2,757)	(6,390)
Commodity contracts - noncurrent	(1,368)	(921)
Total derivative assets (liabilities), net	$39,808	$(4,306)
The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Derivative cash settlement gain (loss):
Oil contracts	$22,485	$(984)	$32,923	$1,094
Gas contracts	128	441	944	(701)
Total derivative cash settlement gain (loss)(1)	22,613	(543)	33,867	393
Change in fair value gain (loss)	(47,759)	8,716	41,406	(28,764)
Total derivative gain (loss)(1)	$(25,146)	$8,173	$75,273	$(28,371)
_______________________________
(1)Total derivative gain (loss) and total derivative cash settlement gain for the six months ended June 30, 2020 and 2019 are reported in the derivative (gain) loss line item and derivative cash settlements line item in the accompanying statements of cash flows, within the cash flows from operating activities.
NOTE 11 - EARNINGS PER SHARE
The Company issues RSUs, which represent the right to receive, upon vesting, one share of the Company's common stock. The number of potentially dilutive shares related to RSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the vesting period. The Company issues PSUs, which represent the right to receive, upon settlement of the PSUs, a number of shares of the Company's common stock that ranges from zero to two times the number of PSUs granted on the award date. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the performance period applicable to such PSUs. The Company issued stock options and warrants, which both represent the right to purchase the Company's common stock at a specified price. The number of potentially dilutive shares related to the stock options and warrants is based on the number of shares, if any, that would be exercisable at the end of the respective reporting period, assuming that date was the end of such stock options' or warrants' term.
Please refer to Note 7 - Stock-Based Compensation for additional discussion.

The Company uses the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(38,902)	$41,022	$39,649	$34,029

Basic net income (loss) per common share	$(1.87)	$1.99	$1.91	$1.65
Diluted net income (loss) per common share	$(1.87)	$1.99	$1.91	$1.65

Weighted-average shares outstanding - basic	20,776	20,618	20,713	20,588
Add: dilutive effect of contingent stock awards	—	46	46	42
Weighted-average shares outstanding - diluted	20,776	20,664	20,759	20,630
There were 715,639 and 329,755 shares that were anti-dilutive for the three months ended June 30, 2020 and 2019, respectively, and 407,996 and 160,770 shares that were anti-dilutive for the six months ended June 30, 2020 and 2019, respectively. The Company was in a net loss position for the three months ended June 30, 2020, which made all potentially dilutive shares anti-dilutive.
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
The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of the Company's analysis, it was concluded that as of June 30, 2020 and December 31, 2019, a full valuation allowance should be established against the Company's deferred tax asset. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, changes in valuation allowances, and other permanent differences.
As of June 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits. The Company's management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2020.

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
Financial and Operating Results
Our financial and operational results include:
•General and administrative expense per Boe decreased by 20% during the six months ended June 30, 2020 when compared to the same period in 2019;
•Lease operating expense per Boe decreased by 12% for the six months ended June 30, 2020 when compared to the same period in 2019;
•Crude oil equivalent sales volumes increased 11% for the six months ended June 30, 2020 when compared to the same period in 2019 despite the significant curtailment of our drilling and completion program in response to the drop in commodity prices;
•Borrowings under our Credit Facility were reduced by $22.0 million to $58.0 million during the six months ended June 30, 2020 from the $80.0 million outstanding at December 31, 2019;
•Total liquidity of $206.1 million at June 30, 2020, consisting of cash on hand plus funds available under our Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash flows provided by operating activities for the six months ended June 30, 2020 were $68.2 million, as compared to cash flows provided by operating activities of $104.4 million during the six months ended June 30, 2019. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Incurred capital expenditures, inclusive of accruals, of $62.8 million during the six months ended June 30, 2020.
Rocky Mountain Infrastructure
The Company's gathering, treating, and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company and provide cost economies of a centralized system. The RMI facilities reduce gathering system pressures at the wellhead, thereby improving hydrocarbon recovery. Additionally, with eleven interconnects to four different natural gas processors, RMI helps ensure that the Company's production is not constrained by any single midstream service provider. Furthermore, in 2019, the Company installed a new oil gathering line to Riverside Terminal, which resulted in a corresponding $1.25 to $1.50 per barrel reduction to our oil differentials for barrels transported on such gathering line. Finally, the system reduces facility site footprints, leading to more cost-efficient operations and reduced surface disturbance. The net book value of the Company's RMI assets was $155.1 million as of June 30, 2020.

Outlook for 2020
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19, and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production further increased the excess supply of oil and natural gas. Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment as a result of these events, we have suspended all drilling and significantly reduced completion and infrastructure activities.
The COVID-19 outbreak and its development into a pandemic in March 2020 have also required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers, and the communities in which we operate. Our operational employees are currently still able to work on site. However, we have taken various precautionary measures with respect to our operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, quarantining any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected), and imposing social distancing requirements on work sites, all in accordance with the guidelines released by the Centers for Disease Control and Prevention. We have not yet experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak, nor had any confirmed cases of COVID-19 on any of our work sites.
The Company's initial 2020 capital budget of $215.0 million to $235.0 million assumed the continuation of a one-rig operated program in the Company’s legacy acreage and the startup of a one-rig non-operated program in the Company’s French Lake area in late 2020. However, due to the unprecedented drop in commodity prices that commenced in early March 2020, the Company updated its 2020 operating plan to reflect an anticipated 2020 capital budget of $80.0 million to $100.0 million. The Company’s reduced planned development activity included limited drilling and completion activity that concluded in March 2020, with a small amount of additional completion work done in July 2020. We now estimate our capital budget will be between $60.0 million and $70.0 million as our non-operated capital estimate has been reduced, and we continue to receive cost concessions from capital service providers.
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
In further response to the recent drop in commodity prices, our named executive officers and independent directors have voluntarily reduced their compensation. Effective in early April 2020, our Chief Executive Officer’s salary was reduced by 12.5%, the other named executive officers’ salaries were each reduced by 10%, and our independent directors’ base annual cash retainers were reduced by 15%. In addition, the Company completed a 12% reduction in its workforce during the second quarter, which helped allow the Company to lower its 2020 recurring cash G&A guidance to a range of $27 million to $29 million, down 13% from $32 million in 2019. The Company has also identified, and is implementing, approximately $8 million in LOE and RMI operating expense savings compared to the Company’s original 2020 plan.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended June 30,
	2020	2019	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$28,559	$74,319	$(45,760)	(62)%
Natural gas sales(2)	3,931	5,629	(1,698)	(30)%
Natural gas liquids sales	2,545	4,260	(1,715)	(40)%
Product revenue	$35,035	$84,208	$(49,173)	(58)%

Sales Volumes:
Crude oil (MBbls)	1,274.1	1,373.8	(99.7)	(7)%
Natural gas (MMcf)	3,298.7	2,903.0	395.7	14%
Natural gas liquids (MBbls)	438.1	365.4	72.7	20%
Crude oil equivalent (MBoe)(3)	2,262.0	2,223.0	39.0	2%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$22.42	$54.10	$(31.68)	(59)%
Natural gas (per Mcf)	$1.19	$1.94	$(0.75)	(39)%
Natural gas liquids (per Bbl)	$5.81	$11.66	$(5.85)	(50)%
Crude oil equivalent (per Boe)(3)	$15.49	$37.88	$(22.39)	(59)%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$40.06	$53.38	$(13.32)	(25)%
Natural gas (per Mcf)	$1.23	$2.09	$(0.86)	(41)%
Natural gas liquids (per Bbl)	$5.81	$11.66	$(5.85)	(50)%
Crude oil equivalent (per Boe)(3)	$25.49	$37.64	$(12.15)	(32)%
_____________________________
(1)Crude oil sales excludes $0.4 million and $0.7 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2020 and 2019, respectively.
(2)Natural gas sales excludes $0.8 million and $0.9 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2020 and 2019, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended June 30, 2020, the derivative cash settlement gain for oil contracts was approximately $22.5 million, and the derivative cash settlement gain for natural gas contracts was approximately $0.1 million. For the three months ended June 30, 2019, the derivative cash settlement loss for oil contracts was $1.0 million, and the derivative cash settlement gain for natural gas contracts was $0.4 million. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.
Product revenues decreased by 58% to $35.0 million for the three months ended June 30, 2020 compared to $84.2 million for the three months ended June 30, 2019. The primary driver of the decrease in revenue is the $22.39 per Boe or 59% decrease in oil equivalent pricing offset by a 2% increase in sales volumes. The increase in sales volumes is due to turning 47 gross wells to sales during the twelve-month period ending June 30, 2020.

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2020	2019	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$5,795	$6,390	$(595)	(9)%
Midstream operating expense	3,354	2,709	645	24%
Gathering, transportation, and processing	3,711	4,331	(620)	(14)%
Severance and ad valorem taxes	3,478	7,711	(4,233)	(55)%
Exploration	112	408	(296)	(73)%
Depreciation, depletion, and amortization	22,283	18,898	3,385	18%
Abandonment and impairment of unproved properties	309	878	(569)	(65)%
General and administrative expense	8,406	9,803	(1,397)	(14)%
Operating Expenses	$47,448	$51,128	$(3,680)	(7)%

Selected Costs ($ per Boe):
Lease operating expense	$2.56	$2.87	$(0.31)	(11)%
Midstream operating expense	1.48	1.22	0.26	21%
Gathering, transportation, and processing	1.64	1.95	(0.31)	(16)%
Severance and ad valorem taxes	1.54	3.47	(1.93)	(56)%
Exploration	0.05	0.18	(0.13)	(72)%
Depreciation, depletion, and amortization	9.85	8.50	1.35	16%
Abandonment and impairment of unproved properties	0.14	0.39	(0.25)	(64)%
General and administrative expense	3.72	4.41	(0.69)	(16)%
Operating Expenses	$20.98	$22.99	$(2.01)	(9)%
Lease operating expense.  Our lease operating expense decreased $0.6 million, or 9%, to $5.8 million for the three months ended June 30, 2020, from $6.4 million for the three months ended June 30, 2019, and decreased on a per Boe basis by 11%. The overall decrease was primarily due to reductions in workover costs, equipment rentals, and several other areas in a concerted effort to reduce costs in response to the decline in commodity pricing, partially offset by an increase in salt water disposal costs. Lease operating expense per unit decreased on a higher percentage basis due to oil equivalent sales volumes being 2% higher in the later period.
Midstream operating expense.  Our midstream operating expense increased $0.7 million to $3.4 million for the three months ended June 30, 2020, from $2.7 million for the three months ended June 30, 2019, and increased 21% on a per Boe basis during the comparable periods. The increase was primarily due to costs associated with the Company's new and expanded oil gathering line connected to the Riverside Terminal that came online in July 2019.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense decreased by $0.6 million to $3.7 million for the three months ended June 30, 2020, from $4.3 million for the three months ended June 30, 2019. Sales volumes have a direct correlation to gathering, transportation, and processing expense. Although sales volumes increased 2% during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, a decline in fees on sales contracts contributed to the overall decrease in gathering, transportation, and processing expense.
Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased 55% to $3.5 million for the three months ended June 30, 2020, from $7.7 million for the three months ended June 30, 2019. Severance and ad valorem taxes primarily correlate to revenues. Revenues decreased by 58% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 18% to $22.3 million for the three months ended June 30, 2020, from $18.9 million for the three months ended June 30, 2019, and increased 16% on a per Boe basis during the comparable periods. The increase in depreciation, depletion, and amortization expense during the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 is the result of (i) a $238.8 million increase in the depletable property base and (ii) an increase in the depletion rate driven by the increase in production between the comparable periods.

Abandonment and impairment of unproved properties.  During the three months ended June 30, 2020, the Company incurred $0.3 million in abandonment and impairment of unproved properties costs due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability. In addition, during the three months ended June 30, 2019, the Company incurred $0.9 million in abandonment and impairment of unproved properties costs due to the expiration of non-core leases.
General and administrative. Our general and administrative expense decreased by $1.4 million or 14% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, and decreased by 16% on a per Boe basis between the comparable periods. The decrease in general and administrative expense between the comparable periods is primarily due to a decrease in salaries, benefits, and stock compensation expense due to the reduced workforce, partially offset by increased severance costs. General and administrative expense per Boe decreased on a higher percentage basis due to oil equivalent sales volumes being 2% higher during the three months ended June 30, 2020 as compared to the same period in 2019.
Derivative gain (loss).  Our derivative loss for the three months ended June 30, 2020 was $25.1 million, as compared to a derivative gain of $8.2 million for the three months ended June 30, 2019. Our derivative loss is due to fair market value adjustments caused by market prices recovering from prior period levels, partially offset by settlement gains caused by market prices being lower than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended June 30, 2020 and 2019 was $1.0 million and $0.4 million, respectively. Average debt outstanding for the three months ended June 30, 2020 and 2019 was $63.7 million and $65.0 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Credit Facility	$557	$754
Commitment fees on available borrowing base under the Credit Facility	270	270
Amortization of deferred financing costs	557	123
Capitalized interest	(400)	(762)
Total interest expense, net	$984	$385

The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Six Months Ended June 30,
	2020	2019	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$79,148	$134,530	$(55,382)	(41)%
Natural gas sales(2)	8,893	12,402	(3,509)	(28)%
Natural gas liquids sales	5,786	8,607	(2,821)	(33)%
Product revenue	$93,827	$155,539	$(61,712)	(40)%

Sales Volumes:
Crude oil (MBbls)	2,503.6	2,582.0	(78.4)	(3)%
Natural gas (MMcf)	6,861.3	5,101.4	1,759.9	34%
Natural gas liquids (MBbls)	875.0	657.0	218.0	33%
Crude oil equivalent (MBoe)(3)	4,522.1	4,089.2	432.9	11%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$31.61	$52.10	$(20.49)	(39)%
Natural gas (per Mcf)	$1.30	$2.43	$(1.13)	(47)%
Natural gas liquids (per Bbl)	$6.61	$13.10	$(6.49)	(50)%
Crude oil equivalent (per Boe)(3)	$20.75	$38.04	$(17.29)	(45)%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$44.76	$52.53	$(7.77)	(15)%
Natural gas (per Mcf)	$1.43	$2.29	$(0.86)	(38)%
Natural gas liquids (per Bbl)	$6.61	$13.10	$(6.49)	(50)%
Crude oil equivalent (per Boe)(3)	$28.24	$38.13	$(9.89)	(26)%
_____________________________
(1)Crude oil sales excludes $1.0 million and $1.3 million of oil transportation revenues from third parties, which do not have associated sales volumes, for each of the six months ended June 30, 2020 and 2019.
(2)Natural gas sales excludes $1.8 million and $1.5 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the six months ended June 30, 2020 and 2019, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for crude oil and natural gas. For the six months ended June 30, 2020, the derivative cash settlement gain for oil contracts was approximately $32.9 million, and the derivative cash settlement gain for natural gas contracts was approximately $0.9 million. For the six months ended June 30, 2019, the derivative cash settlement gain for oil contracts was $1.1 million, and the derivative cash settlement loss for natural gas contracts was $0.7 million. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.
Product revenues decreased by 40% to $93.8 million for the six months ended June 30, 2020 compared to $155.5 million for the six months ended June 30, 2019. The primary driver of the decrease in revenue is the 45% or $17.29 per Boe decrease in oil equivalent pricing offset by an 11% increase in sales volumes. The increase in sales volumes is due to turning 47 gross wells to sales during the twelve-month period ending June 30, 2020.

The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2020	2019	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$11,494	$11,816	$(322)	(3)%
Midstream operating expense	7,368	5,030	2,338	46%
Gathering, transportation, and processing	7,192	8,353	(1,161)	(14)%
Severance and ad valorem taxes	8,651	11,959	(3,308)	(28)%
Exploration	485	505	(20)	(4)%
Depreciation, depletion, and amortization	43,867	34,657	9,210	27%
Abandonment and impairment of unproved properties	30,366	1,757	28,609	1,628%
Bad debt expense	576	—	576	100%
General and administrative expense	17,835	20,081	(2,246)	(11)%
Operating Expenses	$127,834	$94,158	$33,676	36%

Selected Costs ($ per Boe):
Lease operating expense	$2.54	$2.89	$(0.35)	(12)%
Midstream operating expense	1.63	1.23	0.40	33%
Gathering, transportation, and processing	1.59	2.04	(0.45)	(22)%
Severance and ad valorem taxes	1.91	2.92	(1.01)	(35)%
Exploration	0.11	0.12	(0.01)	(8)%
Depreciation, depletion, and amortization	9.70	8.48	1.22	14%
Abandonment and impairment of unproved properties	6.72	0.43	6.29	1,463%
Bad debt expense	0.13	—	0.13	100%
General and administrative expense	3.94	4.91	(0.97)	(20)%
Operating Expenses	$28.27	$23.02	$5.25	23%
Lease operating expense.  Our lease operating expense decreased $0.3 million, or 3%, to $11.5 million for the six months ended June 30, 2020, from $11.8 million for the six months ended June 30, 2019, and 12% on a per Boe basis. The overall decrease was primarily due to lower pumping and gauging, workover costs, and several other areas in a concerted effort to reduce costs in response to the decline in commodity pricing, partially offset by an increase in salt water disposal costs. Lease operating expense per unit decreased on a higher percentage basis due to oil equivalent sales volumes being 11% higher in the later period.
Midstream operating expense.  Our midstream operating expense increased $2.4 million to $7.4 million for the six months ended June 30, 2020, from $5.0 million for the six months ended June 30, 2019, and increased 33% on a per Boe basis during the comparable periods. The increase was primarily due to costs associated with the Company's new and expanded oil gathering line connected to the Riverside Terminal that came online in July 2019.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense decreased by $1.2 million to $7.2 million for the six months ended June 30, 2020, from $8.4 million for the six months ended June 30, 2019. Sales volumes have a direct correlation to gathering, transportation, and processing expense. Although sales volumes increased 11% during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, a decline in fees on sales contracts contributed to the overall decrease in gathering, transportation, and processing expense.
Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased 28% to $8.7 million for the six months ended June 30, 2020, from $12.0 million for the six months ended June 30, 2019. Severance and ad valorem taxes primarily correlate to revenues. Revenues decreased by 40% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Partially offsetting the decrease in severance and ad valorem taxes is an increase primarily due to additional property value associated with ad valorem taxes between the comparable periods.

Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 27% to $43.9 million for the six months ended June 30, 2020, from $34.7 million for the six months ended June 30, 2019, and increased 14% on a per Boe basis during the comparable periods. The increase in depreciation, depletion, and amortization expense during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 is the result of (i) a $238.8 million increase in the depletable property base and (ii) an increase in the depletion rate driven by an 11% increase in production between the comparable periods.
Abandonment and impairment of unproved properties.  During the six months ended June 30, 2020, the Company incurred $30.4 million in abandonment and impairment of unproved properties costs due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability. In addition, during the six months ended June 30, 2019, the Company incurred $1.8 million in abandonment and impairment of unproved properties costs due to the expiration of non-core leases.
Bad debt expense. Our bad debt expense increased 100% to $0.6 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase is due to the establishment of an allowance against our joint interest receivable, which have greater recoverability risk due to the deterioration of commodity prices.
General and administrative. Our general and administrative expense decreased by $2.2 million or 11% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, and decreased by 20% on a per Boe basis. The decrease in general and administrative expense between the comparable periods is primarily due to a decrease in salaries, benefits, and stock compensation expense due to the reduced workforce, partially offset by increased severance costs. General and administrative expense per Boe decreased on a higher percentage basis due to oil equivalent sales volumes being 11% higher during the six months ended June 30, 2020 as compared to the same period in 2019.
Derivative gain (loss).  Our derivative gain for the six months ended June 30, 2020 was $75.3 million, as compared to a derivative loss of $28.4 million for the six months ended June 30, 2019. Our derivative gain is due to settlements and fair market value adjustments caused by market prices being lower than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the six months ended June 30, 2020 and 2019 was $1.2 million and $1.5 million, respectively. Average debt outstanding for the six months ended June 30, 2020 and 2019 was $74.3 million and $64.8 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Credit Facility	$1,367	$1,512
Commitment fees on available borrowing base under the Credit Facility	521	538
Amortization of deferred financing costs	680	248
Capitalized interest	(1,367)	(762)
Total interest expense, net	$1,201	$1,536

Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Credit Facility, proceeds from sales of assets, and potential proceeds from capital and/or debt markets. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors. To mitigate pricing risk, we have approximately 100% of our average 2020 guided oil production hedged as of June 30, 2020 and as of the filing date of this report. Consequently, the value of our commodity contracts as of June 30, 2020 was a net asset of $39.8 million. Additionally, in light of the recent suspension of drilling activities, we intend to pay down our Credit Facility to an undrawn balance by December 31, 2020 using net cash provided by operating activities.
As of June 30, 2020, our liquidity was $206.1 million, consisting of $4.1 million of cash on hand and $202.0 million of available borrowing capacity on the Credit Facility.

We anticipate a capital program of approximately $60.0 million to $70.0 million during 2020, which will allow us to preserve our reserve value while maintaining almost flat production.
Our weighted-average interest rate on borrowings from the Credit Facility was 3.34% for the three months ended June 30, 2020. As of June 30, 2020 and the date of this filing, we had $58.0 million and $53.0 million, respectively, outstanding on our Credit Facility.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$68,229	$104,448
Net cash used in investing activities	(52,019)	(122,131)
Net cash provided by (used in) financing activities	(23,067)	13,917
Cash, cash equivalents, and restricted cash	4,238	9,236
Acquisition of oil and gas properties	(549)	(11,738)
Exploration and development of oil and gas properties	(51,054)	(111,398)
Cash flows provided by operating activities
Our cash flows for the six months ended June 30, 2020 and 2019 include cash receipts and disbursements attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. The Company spent $51.1 million and $111.4 million on the exploration and development of oil and gas properties during the six months ended June 30, 2020 and 2019, respectively. The decrease in capital expenditures among the periods is primarily due to the reduced drilling and completion activity in response to the unprecedented drop in commodity prices between the comparable periods. The Company also spent $11.2 million less on acquisitions of oil and gas properties during the six months ended June 30, 2020 when compared to the same period in 2019.
Cash flows provided by financing activities
Net cash used in financing activities for the six months ended June 30, 2020 was $23.1 million, compared to cash provided by financing activities for the six months ended June 30, 2019 of $13.9 million. The change was primarily due to net payments on our Credit Facility during the six months ended June 30, 2020.
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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(38,902)	$41,022	$39,649	$34,029
Exploration	112	408	485	505
Depreciation, depletion, and amortization	22,283	18,898	43,867	34,657
Amortization of deferred financing costs	—	123	—	248
Abandonment and impairment of unproved properties	309	878	30,366	1,757
Stock-based compensation (1)	1,474	1,768	2,713	3,148
Severance costs (1)	784	—	1,197	418
Loss on property transactions, net	1,398	1,432	1,398	306
Interest expense, net	984	385	1,201	1,536
Derivative (gain) loss	25,146	(8,173)	(75,273)	28,371
Derivative cash settlements	22,613	(543)	33,867	393
Adjusted EBITDAX	$36,201	$56,198	$79,470	$105,368
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
•the scope, duration and severity of the COVID-19 pandemic, including any recurrence, as well as the timing of the economic recovery following the pandemic;
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
Interest Rates
As of June 30, 2020 and the filing date of this report, we had $58.0 million and $53.0 million, respectively, outstanding under our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or LIBOR, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of June 30, 2020, and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants in the Credit Facility.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
The outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas. Any pandemic or other public health epidemic, including COVID-19, poses the risk that we or our employees, vendors, suppliers, customers, and other business partners may be prevented from conducting business activities for an indefinite period of time due to the potential spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel, and other restrictions that prohibit employees from going to work. To date, the COVID-19 outbreak has surfaced in all regions around the world and has severely impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, all of which are expected to continue.
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
The excess supply of oil and natural gas resulting from the reduced demand caused by the COVID-19 pandemic and the effects of actions by, or disputes among or between, oil and natural gas producing countries has resulted, and may continue to result, in transportation and storage constraints, and reductions of our planned production, and may cause shut-in of our wells, which could adversely affect our business, financial condition, and results of operations.
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19, and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production, followed by curtailment agreements among OPEC and other countries, including Russia, has increased uncertainty and volatility around global oil supply-demand dynamics and further increased the excess supply of oil and natural gas. To the extent that the outbreak of COVID-19 continues to negatively impact demand, and OPEC members and other oil exporting nations fail to implement production cuts or other actions that are sufficient to support and stabilize commodity prices, we expect there to be excess supply of oil and natural gas for a sustained period. This excess supply has, in turn, resulted, and may continue to result, in transportation and storage capacity constraints in the United States, including in the DJ Basin where we operate, which may continue for a sustained period. For example, the substantial number of outstanding futures contracts, in conjunction with the market’s perception that crude oil storage in Cushing, Oklahoma was inadequate for May 2020 deliveries, caused NYMEX WTI prices to settle at negative $37.63 per Bbl on April 20, 2020, a dynamic that has not previously occurred.

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
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas, and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas, and NGL prices. As of the filing date of this report, we have approximately 100% of our average 2020 guided oil production hedged and 45% of our average 2021 anticipated oil production hedged. We intend to continue to hedge our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility and may be subject to significant reduction in prices, which would have a material negative impact on our results of operations.
We cannot assure you that in connection with the fall 2020 semi-annual borrowing base redetermination, our borrowing base will not be reduced to a lesser amount than what we expect.
The borrowing base under our Credit Facility is redetermined on a semi-annual basis, as described in Note 5 – Credit Facility in Part I, Item 1 above. The most recent redetermination was concluded on June 18, 2020, resulting in a reduction of the borrowing base from $375.0 million to $260.0 million. The next scheduled redetermination is set to occur in November 2020. Approval of the borrowing base is subject to receiving consent from the lenders, and we cannot provide any assurance as to whether the borrowing base will be redetermined at an amount equal to or below its current level. If our borrowing base is redetermined to a substantially lower amount, we may be unable to obtain adequate funding under our Credit Facility, which could adversely affect our development plans as currently anticipated and could have a material adverse effect on our production, revenues, and results of operations.
If commodity prices continue to decrease or remain at current levels such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to take additional write-downs of the carrying values of our properties.
Accounting guidance requires that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics, and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. Due to the recent depressed commodity prices, this year we recorded a $30.4 million abandonment and impairment of unproved properties. Further impairments, which could have an adverse effect on our results of operations, will be required if oil and natural gas prices further decline, unproved property values decrease, estimated proved reserve volumes are revised downward, or the net capitalized cost of proved oil and gas properties otherwise exceeds the present value of estimated future net cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended June 30, 2020.
 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended June 30, 2020:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased(1)	Paid per Share	Plans or Programs	or Programs
April 1, 2020 - April 30, 2020	32,287	$13.30	—	—
May 1, 2020 - May 31, 2020	24,518	$16.60	—	—
June 1, 2020 - June 30, 2020	99	$17.86	—	—
Total	56,904	$14.18	—	—
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

10.1
First Amendment to Credit Agreement dated June 18, 2020, to the Credit Agreement dated as of December 7, 2018, among Bonanza Creek Energy, Inc., as borrower, the guarantors party thereto, JPMorgan Chase Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.'s Current Report on Form 8-K filed on June 22, 2020).

10.2†*	Form of Officer Performance Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of the Principal Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL)
*              Filed with this report
**            Furnished with this report
†              Management Contract or Compensatory Plan or Agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	August 6, 2020	By:	/s/ Eric T. Greager
Eric T. Greager
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Brant DeMuth
Brant DeMuth
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Vice President and Chief Accounting Officer
(chief accounting officer)