Form 10-K
period 2020-12-31
Bonanza Creek Energy, Inc.
filed 2021-02-17
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-35371
Bonanza Creek Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware		61-1630631
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification number)
410 17th Street,	Suite 1400
Denver,	Colorado	80202
(Address of principal executive offices)		(Zip Code)

	(720)	440-6100
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
(Title of Class)	(Trading Symbol)		(Name of Exchange)
Common Stock, par value $0.01 per share	BCEI		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2020, based upon the closing price of $14.82 of the registrant’s common stock as reported on the New York Stock Exchange, was approximately $271.4 million. Excludes approximately 2.5 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded, solely for the purpose of the foregoing calculation, were affiliates of the registrant.
Number of shares of registrant’s common stock outstanding as of February 15, 2021: 20,839,227
Documents Incorporated By Reference:
Portions of the registrant’s definitive proxy statement, will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, as incorporated by reference into Part III of this report for the year ended December 31, 2020.

BONANZA CREEK ENERGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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
•our financial position;
•our cash flow and liquidity;
•the adequacy of our insurance;
•the expected timetable for completing the announced merger of the Company with HighPoint Resources Corporation (the “Transaction”), the results, effects, benefits and synergies of the Transaction, future opportunities for the combined company, other plans and expectations with respect to the Transaction, and the anticipated impact of the Transaction on the combined company’s results of operations, financial position, growth opportunities and competitive position; and
•other statements concerning our operations, economic performance, and financial condition.
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
“Differential.” The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.
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
Overview
Bonanza Creek is an independent Denver-based exploration and production company focused on the acquisition, development, and extraction of oil and associated liquids-rich natural gas in the United States. The Company's oil and liquids-weighted assets and operations are concentrated in the rural portions of the Wattenberg Field in Colorado. Our development and extraction activities are primarily directed at the horizontal development of the Niobrara and Codell formations in the Denver-Julesburg (“DJ”) Basin. The majority of our revenues are generated through the sale of oil, natural gas, and natural gas liquids production.
We operate approximately 84% of all our productive wells, allowing us to control the pace, costs, and completion techniques used in the development of our reserves. The Wattenberg Field has a low cost structure, mature infrastructure, strong production efficiencies, multiple producing horizons, multiple service providers, established reserves, and prospective drilling opportunities, which helps facilitate predictable production and reserve growth.
Although commodity prices have improved slightly over the last few months, the challenging commodity price environment continues to be volatile. Nevertheless, we believe we remain well-positioned in this environment due to our debt-free balance sheet, ample liquidity, inventory of economic drilling locations, low operating costs, and our operational flexibility, which allows us to respond to commodity price fluctuations.
During 2020, we demonstrated our operational focus on achieving best-in-class execution by lowering our cost of operations on a per unit basis. We increased drilling efficiencies and improved well performance via enhanced completion designs, which contributed to the growth of our reserves and production. Additionally, we maintained our conservative balance sheet and paid our reserve-based credit facility to a zero balance, thereby providing substantial available liquidity. We intend to continue our operational focus in 2021, emphasizing responsible growth and development, cost control, and full-cycle returns, with the intent to achieve positive cash flow. We will continue to monitor the ongoing commodity price and regulatory environment and expect to retain the operational flexibility to adjust our drilling and completion plans in response to such conditions.
Our Business Strategies
The Company’s primary objective is to maximize shareholder returns by responsibly developing our oil and gas resources. We seek to accomplish this through development of existing inventory and value-accretive acquisition and divestiture activity. We seek to balance our production base while achieving positive cash flow. Key aspects of our strategy include:
•Multi-well pad development across our leasehold. We believe horizontal development is the most efficient, environmentally responsible, and safest way to recover the hydrocarbons located within our leasehold.
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

•Disciplined approach to acquisitions and divestitures. Opportunities are evaluated in the context of maintaining development flexibility, positive cash flows, and a healthy balance sheet. We pursue value-accretive acquisitions and strive to maximize scale and minimize financial and operational risk.
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
The Company is also committed to continuously improving its environment, social, and governance (“ESG”) performance. We work to identify and implement opportunities to minimize our environmental impact. In addition to employing best practices to reduce emissions, generally, our efforts include monitoring and reducing greenhouse gas emissions, and evaluating the risks and opportunities that climate change may present to our business and incorporating them into our business strategy. We invest in our employees by providing regular annual safety training for all employees, hands-on safety training for field employees, and opportunities for professional development across the organization. The Company also plans to conduct regular shareholder outreach efforts focused on a variety of topics, including executive compensation and other ESG issues.
As a further step in these efforts, our Board of Directors recently approved the restructuring of its EHS&RC and Reserves Committee to become its new “ESG Committee.” The ESG Committee will be responsible for overseeing and supporting the Company’s commitment to environmental, health, and safety, social responsibility, sustainability, and other public policy matters relevant to the Company. (Responsibility for oversight of the Company’s processes for estimating and reporting its proved reserves will shift to the Board’s Audit Committee.) The ESG Committee will assist senior management in setting the Company’s general strategy relating to ESG matters and in developing, implementing, and monitoring initiatives and policies based on that strategy.
Significant Developments in 2020
On November 9, 2020, the Company and HighPoint Resources Corporation (“HighPoint”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for our acquisition of HighPoint (the “HighPoint Acquisition”). The strategic combination will result in the Company being the leading unconventional oil producer in rural Weld County, significantly increase free cash flow, and maintain economic resilience. The preliminary merger consideration is expected to be $337.4 million, consisting of a combination of the issuance of shares of our common stock and senior notes. The transaction is expected to close in the first half of 2021, contingent upon a number of factors disclosed in the Merger Agreement.
The Company continued its development in the DJ Basin while testing enhanced completion designs on large, efficient multi-well pads throughout the Company’s acreage position. Enhanced completion designs varied to ensure that thorough knowledge could be applied to future development programs. Fluid volumes and types, fluid rates, proppant volumes and types, stage spacing, perforation architecture, lateral spacing, and flowback techniques were the primary variables that were tested throughout the 2020 program. Along with extensive internal evaluation, the Company will also continue to monitor industry trends, public data, and information from non-operated wells to further define optimum completion techniques. We deployed one rig in the beginning of 2020 and temporarily discontinued our use of the rig in response to the weakening commodity price environment starting in March 2020. Nevertheless, sales volumes increased by approximately 3% when comparing the fourth quarters of 2020 and 2019.
The Company's 2020 capital program and production came in within guidance at $67.7 million and 25.2 MBoe per day, respectively. During 2020, the Company drilled 14 gross operated wells, completed 9 gross operated wells, turned to sales 26 gross operated wells, and participated in the drilling of 11 gross non-operated wells.
The Company's gathering, treating, and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company and cost economies of a centralized system. Additionally, in 2019, the Company installed a new oil gathering line to Riverside Terminal (on the Grand Mesa Pipeline), which resulted in a corresponding $1.25 to $1.50 per barrel reduction to our oil differentials for barrels transported on such gathering line. The total value of reduced oil differentials during the year ended December 31, 2020 was approximately $6.2 million.

The following table summarizes our estimated proved reserves as of December 31, 2020:

	Crude Oil	Natural Gas	Natural Gas Liquids	Total Proved
Estimated Proved Reserves	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Developed	24,320	123,220	14,315	59,172
Undeveloped	28,473	112,508	11,796	59,020
Total Proved	52,793	235,728	26,111	118,192
Total proved reserves as of December 31, 2020 decreased by approximately 3% over the comparable period in 2019.
The following table summarizes our PV-10 reserve value, sales volumes, projected capital spend, and proved undeveloped drilling locations as of December 31, 2020:

			Average Net Daily		Gross Proved
Estimated Proved Reserves at			Sales Volumes	Projected	Undeveloped
December 31, 2020(1)			for the Year Ended	Q1 2021 Capital	Drilling Locations
Total Proved	% Proved	PV-10	December 31, 2020	Expenditures(4)	as of
(MBoe)	Developed	($ in MM)(2)	(Boe/d)	($ in millions)	December 31, 2020(3)
118,192	50%	$437.1	25,242	$35.0 - 40.0	216
_____________________
(1)Proved reserves and related future net revenue and PV-10 were calculated using prices equal to the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding twelve months, which were $39.57 per Bbl WTI and $1.99 per MMBtu HH. Adjustments were then made for location, grade, transportation, gravity, and Btu content, which resulted in a decrease of $4.61 per Bbl for crude oil and a decrease of $1.04 per MMBtu for natural gas.
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
(3)The Company has 297.5 standard reach lateral equivalent gross proved undeveloped drilling locations as of December 31, 2020.
(4)The Company is providing guidance for the first quarter of 2021 for Bonanza Creek as a stand-alone company. Additional guidance for 2021 on a combined basis will be provided after the closing of the HighPoint Acquisition.
Our Operations
During 2020, our operations were solely focused in the rural portions of the Wattenberg Field in the Rocky Mountain region in Weld County, Colorado, targeting the Niobrara and Codell formations. As of December 31, 2020, our Wattenberg position consisted of approximately 87,000 gross (65,000 net) acres, and our estimated proved reserves were 118,192 MBoe and contributed 25,242 Boe per day of sales volumes during 2020.
The Niobrara and Codell formations are now primarily developed using horizontal drilling and multi-stage fracture stimulation techniques. We believe the Niobrara B and C benches have been fully delineated on our legacy acreage, while the Codell formation has been delineated on our western legacy acreage. Our northern and southern acreage positions are still being delineated.
As of December 31, 2020, we had a total of 758 gross producing wells, of which 575 were horizontal wells. Our sales volumes for the fourth quarter of 2020 were 25,029 Boe per day. As of December 31, 2020, our working interest for all productive wells averaged approximately 80%, and our net revenue interest was approximately 66%.
We drilled and participated in drilling 25 gross (13.9 net) standard reach lateral (“SRL”) equivalent wells in 2020 in the Wattenberg Field. As of December 31, 2020, we have an identified drilling inventory of approximately 216 gross (141.0 net) proved undeveloped (“PUD”) drilling locations (297.5 gross SRL equivalents) on our acreage.

The following table summarizes our drilling and completion activity for SRL wells, medium reach lateral wells (“MRL”), and extended reach laterals wells (“XRL”) on a gross basis for the year ended December 31, 2020.

	SRL		MRL		XRL
	Drilled	Completed	Drilled	Completed	Drilled	Completed
Niobrara – Operated	14	4	—	—	—	5
Codell – Operated	—	—	—	—	—	—
Niobrara – Non-operated	10	—	—	—	—	—
Codell – Non-operated	1	—	—	—	—	—
Reserves
Estimated Proved Reserves
The summary data with respect to our estimated proved reserves presented below has been prepared in accordance with rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to companies involved in oil and natural gas producing activities. Our reserve estimates do not include probable or possible reserves. Our estimated proved reserves for the years ended December 31, 2020, 2019, and 2018 were determined using the preceding twelve month unweighted arithmetic average of the first-day-of-the-month prices. For a definition of proved reserves under the SEC rules, please see the Glossary of Oil and Natural Gas Terms included in the beginning of this report.
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

The table below sets forth information regarding our estimated proved reserves, all of which is located in the Wattenberg Field in the Rocky Mountain region, as of December 31, 2020, 2019, and 2018. The proved reserve estimates were prepared by third-party independent reserve engineers Ryder Scott Company, LP. (“Ryder Scott”) as of as of December 31, 2020 and by Netherland, Sewell & Associates, Inc. (“NSAI”) as of December 31, 2019 and 2018. For more information regarding our independent reserve engineers, please see Independent Reserve Engineers below. The information in the following table is not intended to represent the current market value of our proved reserves nor does it give any effect to or reflect our commodity derivatives or current commodity prices.

	As of December 31,
	2020	2019	2018
Reserve Data(1):
Estimated proved reserves:
Oil (MMBbls)	52.8	64.4	64.4
Natural gas (Bcf)	235.7	212.2	165.0
Natural gas liquids (MMBbls)	26.1	22.2	24.9
Total estimated proved reserves (MMBoe)(2)	118.2	121.9	116.8
Percent oil and liquids	67%	71%	76%
Estimated proved developed reserves:
Oil (MMBbls)	24.3	25.4	23.7
Natural gas (Bcf)	123.2	105.8	79.6
Natural gas liquids (MMBbls)	14.3	11.6	11.7
Total estimated proved developed reserves (MMBoe)(2)	59.2	54.6	48.7
Percent oil and liquids	65%	68%	73%
Estimated proved undeveloped reserves:
Oil (MMBbls)	28.5	39.0	40.6
Natural gas (Bcf)	112.5	106.4	85.4
Natural gas liquids (MMBbls)	11.8	10.6	13.2
Total estimated proved undeveloped reserves (MMBoe)(2)	59.0	67.3	68.1
Percent oil and liquids	68%	74%	79%
____________________
(1)Proved reserves were calculated using the preceding twelve month unweighted arithmetic average of the first-day-of-the-month prices, which were $39.57 per Bbl WTI and $1.99 per MMBtu HH, $55.85 per Bbl WTI and $2.58 per MMBtu HH, and $65.56 per Bbl WTI and $3.10 per MMBtu HH for the years ended December 31, 2020, 2019, and 2018, respectively. Adjustments were made for location and grade.
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
Proved undeveloped locations in our December 31, 2020 reserve report are included in our development plan and are scheduled to be drilled within five years from the year they were initially recorded. The Company’s management evaluated the proved undeveloped drilling plan using the most recently supported type curves, NYMEX strip prices, the liquidation model for general and administrative costs, updated capital expenditures and lease operating costs to match revised bids and actuals from year-end. The reserve report factored in a completion rig working through our DUC inventory starting in 2021 and increasing to a one-and-a-half rig full drilling program starting in 2022, which results in all PUDs being on production within the allotted five-year window. Generally, the Company books proved undeveloped locations within one development spacing area from developed producing locations. For the instances where a proved undeveloped location is beyond one spacing area from a developed producing location, the Company utilized reliable geologic and engineering technology inclusive of, but not limited to, pressure performance, geologic mapping, offset productivity, electric logs, seismic, and production data.

As of December 31, 2020, we had 216 gross (297.5 SRL equivalents) proved undeveloped locations compared to 274 gross (402.0 SRL equivalents) for the comparable period in 2019. Of the total gross proved undeveloped locations at December 31, 2020, approximately 85% and 15% are scheduled to be drilled at 8-12 wells per section and 14+ wells per section, respectively. Wells per section are estimated based on equivalent spacing between wells for a 640-acre section.
Total estimated proved reserves at December 31, 2020 decreased 3.7 MMBoe, or 3%, to 118.2 MMBoe when compared to December 31, 2019. A summary of the Company's changes in quantities of proved reserves for the year ended December 31, 2020 is as follows:

Net Reserves (MBoe)
Beginning of year	121,941
Extensions and discoveries	18,007
Production	(9,239)
Sales of minerals in place	—
Removed from capital program	(22,908)
Purchases of minerals in place	2,910
Revisions to previous estimates	7,481
End of year	118,192
The 18.0 MMBoe in PUD promotions was the result of converting 76 horizontal locations in the Niobrara formation in the Wattenberg Field to proved reserves during 2020 due to the 2021-2025 drilling program. The 22.9 MMBoe of PUD demotions is due to those locations being removed from the five-year drilling program. The positive revision to previous estimates of 7.5 MMBoe is the result of adding 12.3 MMBoe of engineering revisions offset by a pricing revision of 4.8 MMBoe resulting from a decrease in average commodity price from $55.85 per Bbl WTI and $2.58 per MMBtu HH for the year ended December 31, 2019 to $39.57 per Bbl WTI and $1.99 per MMBtu HH for the year ended December 31, 2020.
Reconciliation of Proved Reserves PV-10 to Standardized Measure
PV-10 is derived from the Standardized Measure, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10%. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV-10, however, is not a substitute for the Standardized Measure. Neither our PV-10 measure nor the Standardized Measure purports to present the fair value of our oil and natural gas reserves.
The following table provides a reconciliation of PV-10 to Standardized Measure at December 31, 2020, 2019, and 2018 (in millions):

	December 31,
	2020	2019	2018
PV-10	$437.1	$858.1	$955.0
Present value of future income taxes discounted at 10%(1)	—	—	—
Standardized Measure	$437.1	$858.1	$955.0
____________________________
(1) The tax basis of our oil and gas properties as of December 31, 2020, 2019, and 2018 provides more tax deduction than income generated from our oil and gas properties when the reserve estimates were prepared using $39.57 per Bbl WTI and $1.99 per MMBtu HH, $55.85 per Bbl WTI and $2.58 per MMBtu HH, and $65.56 per Bbl WTI and $3.10 per MMBtu HH, respectively.

Proved Undeveloped Reserves

Net Reserves (MBoe)
As of December 31, 2020
Beginning of year	67,338
Converted to proved developed	(8,023)
Additions from capital program	18,007
Removed from capital program	(22,908)
Acquisitions, net	1,834
Revisions	2,772
End of year	59,020
As of December 31, 2020, our proved undeveloped reserves were 59,020 MBoe, all of which are scheduled to be drilled within five years from the year they were initially recorded. During 2020, the Company converted 12% of its proved undeveloped reserves, which is comprised of 26 gross wells representing net reserves of 8,023 MBoe, at a cost of $42.3 million. The net increase of 18,007 MBoe in PUD additions is the result of adding 48 SRL and 28 XRL PUD locations in the areas that are captured in our five-year drilling program. The net decrease of 22,908 MBoe in PUD demotions is the result of removing 117 PUD locations as they were no longer part of our five-year drilling program. The acquisition of 1,834 MBoe in net PUD volumes is the result of adding 9 SRL PUD locations to be captured in our five-year drilling program.
Internal controls over reserves estimation process
Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with SEC definitions and guidance and prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. The Company’s Reserves Committee reviews significant reserve changes on an annual basis, and our third-party independent reserve engineers are engaged by and have direct access to the Reserves Committee. The reserves estimates shown herein have been independently prepared by Ryder Scott for the year ended December 31, 2020 and by NSAI for the years ended December 31, 2019 and 2018. These reserve estimates are reviewed by our in-house petroleum engineer who oversees and controls preparation of the reserve report data by working with our third-party independent reserve engineers to ensure the integrity, accuracy, and timeliness of data furnished for their evaluation process. The Company's technical person who was primarily responsible for overseeing the preparation of our reserve estimates was our Manager, Reserves Engineering, who has 16 years of experience in the oil and gas industry, including 4 years in her role at the Company. Her professional qualifications include a bachelor's degree in Chemical Engineering from the Colorado School of Mines.
Independent Reserve Engineers
The reserves estimates shown herein for December 31, 2020 have been independently evaluated by Ryder Scott, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. Ryder Scott was founded in 1937 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-1580. Within Ryder Scott, the technical person primarily responsible for preparing the estimates set forth in the Ryder Scott reserves report incorporated herein is Scott Wilson. Scott Wilson, a Licensed Professional Engineer in the State of Colorado (No. 36112), has been practicing consulting petroleum engineering at Ryder Scott since 2000 and has over 35 years of industry experience. He graduated from Colorado School of Mines in 1983 with a Bachelor of Science in Petroleum Engineering and from the University of Colorado in 1985 with a Master's of Business Administration. The responsible party meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
The reserves estimates shown herein for December 31, 2019 and 2018 were independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein were Mr. Benjamin W. Johnson and Mr. John G. Hattner. Mr. Johnson, a Licensed Professional Engineer in the State of Texas (No. 124738), has been practicing consulting petroleum engineering at NSAI since 2007 and has over 2 years of prior industry experience. He graduated from Texas Tech University in 2005 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geophysics (No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991, and has over 11 years of prior industry experience. He graduated from the University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from

Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
Production, Revenues and Price History
Oil and gas prices fluctuated significantly during 2020. Oil prices are impacted by production levels, crude oil inventories, real or perceived geopolitical risks in oil producing regions, the relative strength of the U.S. dollar, weather, and global demand. During periods of favorable pricing, we expect increased industry activity, which could moderate the magnitude of price increases throughout the year.
Sensitivity Analysis
If oil and natural gas SEC prices declined by 10%, our proved reserve volumes would decrease by 2% and our PV-10 value as of December 31, 2020 would decrease by approximately 27% or $117.6 million. If oil and natural gas SEC prices increased by 10%, our proved reserve volumes would increase by 1% and our PV-10 value as of December 31, 2020 would increase by approximately 27% or $119.3 million.

Production
The following table sets forth information regarding oil, natural gas, and natural gas liquids production, sales prices, and production costs for the periods indicated. For additional information on price calculations, please see information set forth in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2020	2019	2018
Oil:
Total Production (MBbls)	5,019.4	5,135.9	3,840.8
Wattenberg Field	5,019.4	5,135.9	3,500.2
Dorcheat Macedonia Field	—	—	340.6
Average sales price (per Bbl), including derivatives(3)	$44.41	$52.12	$54.77
Average sales price (per Bbl), excluding derivatives(3)	$34.42	$51.89	$59.38
Natural Gas:
Total Production (MMcf)	14,165.7	11,966.8	8,591.2
Wattenberg Field	14,165.7	11,966.8	7,408.3
Dorcheat Macedonia Field	—	—	1,182.8
Average sales price (per Mcf), including derivatives(4)	$1.40	$2.10	$2.39
Average sales price (per Mcf), excluding derivatives(4)	$1.45	$2.06	$2.45
Natural Gas Liquids:
Total Production (MBbls)	1,858.2	1,431.1	1,141.2
Wattenberg Field	1,858.2	1,431.1	1,048.3
Dorcheat Macedonia Field	—	—	92.8
Average sales price (per Bbl), including derivatives	$10.39	$11.22	$22.46
Average sales price (per Bbl), excluding derivatives	$10.39	$11.22	$22.46
Oil Equivalents:
Total Production (MBoe)	9,238.6	8,561.5	6,413.8
Wattenberg Field	9,238.6	8,561.5	5,783.2
Dorcheat Macedonia Field	—	—	630.6
Average Daily Production (Boe/d)	25,242	23,456	17,572
Wattenberg Field	25,242	23,456	15,844
Dorcheat Macedonia Field	—	—	1,728
Average Production Costs (per Boe)(1)(2)	$4.00	$4.35	$7.11
_________________________
(1)Excludes ad valorem and severance taxes.
(2)Represents lease operating expense and gas plant and midstream operating expense per Boe using total production volumes. Total production volumes exclude volumes from our percentage-of-proceeds contracts in our Mid-Continent region of 65.0 MBoe for the year ended December 31, 2018. The Mid-Continent region assets were sold August 6, 2018, and therefore, no sales volumes were associated with the Mid-Continent region during the years ended December 31, 2020 and 2019.
(3)Crude oil sales excludes $1.7 million, $2.4 million, and $0.6 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the years ended December 31, 2020, 2019, and 2018, respectively.
(4)Natural gas sales excludes $3.7 million, $3.7 million, and $1.3 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the years ended December 31, 2020, 2019, and 2018, respectively.

Customers
We believe the loss of any one customer would not have a material effect on our financial position or results of operations because there are numerous potential customers for our product.
Delivery Commitments
The Company is party to a purchase agreement to deliver fixed determinable quantities of crude oil to NGL Crude. The NGL Crude agreement includes defined volume commitments over a term ending in 2023. Under the terms of the NGL Crude agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods. The minimum gross volume commitment will increase approximately 3% each year for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term is $49.7 million as of December 31, 2020. Please refer to Part II, Item 8, Note 7 - Commitments and Contingencies for additional discussion.
Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which we owned a working interest at December 31, 2020.

	Oil		Natural Gas(1)		Total		Operated
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Rocky Mountain	758	608.0	—	—	758	608.0	633	579.3
__________________________
(1)All gas production is associated gas from producing oil wells.
Acreage
The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2020, along with the PV-10 value. Acreage related to royalty, overriding royalty, and other similar interests is excluded from this summary.

	Developed Acres		Undeveloped Acres		Total Acres		PV-10
	Gross	Net	Gross	Net	Gross	Net	(in millions)
Rocky Mountain	81,460	61,223	5,632	3,705	87,092	64,928	$437.1
Undeveloped acreage
We critically review and consider at-risk leasehold with attention to our ability either to convert term leasehold to held-by-production status or obtain term extensions. Decisions to let leasehold expire generally relate to areas outside of our core area of development or when the expirations do not pose material impacts to development plans or reserves.
The following table sets forth the number of net undeveloped acres as of December 31, 2020 that will expire over the next three years unless production is established within the spacing units covering the acreage or the applicable leases are extended prior to the expiration dates:

	Expiring 2021		Expiring 2022		Expiring 2023
	Gross	Net	Gross	Net	Gross	Net
Rocky Mountain	3,843	1,859	1,347	1,356	162	297

Drilling Activity
The following table sets forth the exploratory and development wells completed (operated and non-operated) during the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive Wells	—	—	—	—	—	—
Dry Wells	—	—	—	—	—	—
Total Exploratory	—	—	—	—	—	—
Development
Productive Wells	9	8.5	45	34.1	56	43.8
Dry Wells	—	—	—	—	—	—
Total Development	9	8.5	45	34.1	56	43.8
Total	9	8.5	45	34.1	56	43.8
The following table describes the present operated drilling activities as of December 31, 2020.

	As of December 31, 2020
	Gross	Net
Exploratory	—	—
Development	47	37.0
Total	47	37.0

Derivative Activity
In addition to supply and demand, oil and gas prices are affected by seasonal, economic, local, and geo-political factors that we can neither control nor predict. We attempt to mitigate a portion of our exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows through the use of derivative contracts. As of December 31, 2020, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
1Q21
Cashless Collar	3,000	$43.67/$53.58	30,000	$2.25/$2.57	—	—	—	—
Swap	5,000	$54.48	—	—	20,000	$0.43	—	—
2Q21
Cashless Collar	2,500	$34.40/$49.82	20,000	$2.25/$2.52	—	—	—	—
Swap	4,000	$54.13	—	—	20,000	$0.43	—	—
3Q21
Cashless Collar	3,000	$30.00/$50.62	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	2,500	$54.45	—	—	20,000	$0.43	—	—
4Q21
Cashless Collar	4,000	$30.63/$50.34	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	1,000	$55.20	—	—	20,000	$0.43	—	—
1Q22
Cashless Collar	3,500	$31.43/$51.00	—	—	—	—	20,000	$2.15/$2.75
2Q22
Cashless Collar	2,000	$32.50/$54.85	—	—	—	—	20,000	$2.15/$2.75
3Q22
Cashless Collar	1,000	$35.00/$54.88	—	—	—	—	—	—
4Q22
Cashless Collar	500	$35.00/$55.00	—	—	—	—	—	—
As of the filing date of this report, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
1Q21
Cashless Collar	3,000	$43.67/$53.58	30,000	$2.25/$2.57	—	—	—	—
Swap	5,000	$54.48	—	—	20,000	$0.43	—	—
2Q21
Cashless Collar	2,500	$34.40/$49.82	20,000	$2.25/$2.52	—	—	—	—
Swap	4,000	$54.13	—	—	20,000	$0.43	—	—
3Q21
Cashless Collar	3,000	$30.00/$50.62	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	2,500	$54.45	—	—	20,000	$0.43	—	—
4Q21
Cashless Collar	4,000	$30.63/$50.34	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	1,000	$55.20	—	—	20,000	$0.43	—	—
1Q22
Cashless Collar	4,000	$31.88/$51.83	—	—	—	—	20,000	$2.15/$2.75
2Q22
Cashless Collar	2,500	$33.00/$55.41	—	—	—	—	20,000	$2.15/$2.75
3Q22
Cashless Collar	1,000	$35.00/$54.88	—	—	—	—	—	—
4Q22
Cashless Collar	500	$35.00/$55.00	—	—	—	—	—	—

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
Further, oil prices and natural gas prices do not necessarily fluctuate in direct relationship to each other. Because approximately 67% of our estimated proved reserves as of December 31, 2020 were oil and natural gas liquids reserves, our financial results are more sensitive to movements in oil prices. During the year ended December 31, 2020, the daily NYMEX WTI oil spot price ranged from a high of $63.27 per Bbl to a low of negative $36.98 per Bbl, and the NYMEX natural gas HH spot price ranged from a high of $3.14 per MMBtu to a low of $1.33 per MMBtu.
Insurance Matters
As is common in the oil and gas industry, we will not insure fully against all risks associated with our business, either because such insurance is not available or customary, or because premium costs are considered cost-prohibitive. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations, or cash flows.
Regulation of the Oil and Natural Gas Industry
Our operations are substantially affected by federal, state, and local laws and regulations. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes, and numerous other laws and regulations. The jurisdiction in which we own and operate properties or assets for oil and natural gas production has statutory provisions regulating the exploration for and production of oil and natural gas, including, among other things, provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the production and operation of wells and other facilities, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the proper abandonment of wells and pipelines. Our operations are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil and natural gas wells, and regulations that generally prohibit the venting or flaring of natural gas and that impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.
Failure to comply with applicable laws and regulations can result in substantial penalties and the suspension or cessation of operations. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations. The regulatory burden on the industry can increase the cost of doing business and negatively affect profitability. Because such laws and regulations are frequently revised and amended through various legislative actions and rulemakings, it is difficult to predict the future costs or impact of compliance. Additional rulemakings that affect the oil and natural gas industry are regularly considered at the federal, state, and various local government levels, including statutorily and through powers granted to various agencies that regulate our industry, and various court actions. We cannot predict when or whether any such rulemakings may become effective or if the outcomes will negatively affect our operations.

We believe that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows, or results of operations. However, it is difficult to estimate the potential impact on our business from regulations adopted by the Colorado Oil and Gas Conservation Commission (“COGCC”) in November 2020, which impose a number of new and amended environmental requirements on our operations. These requirements could make it more difficult and costly to develop new oil and natural gas wells and to continue to produce existing wells, increase our costs of compliance and doing business, and delay or prevent development in certain areas or under certain conditions. The COGCC is still in the process of issuing guidance and direction regarding the new requirements, and we cannot assure that these requirements as implemented will not have a material and adverse impact on our financial position, cashflows, or results of operations. In addition, the current regulatory requirements may change, currently unforeseen incidents may occur, or past noncompliance with laws or regulations may be discovered, any of which could likewise have a material adverse effect on our financial position, cashflows, or results of operations.
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
We own interests in properties located onshore in one U.S. state, Colorado. This state regulates drilling and operating activities by requiring, among other things, permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandonment of wells. Colorado laws also govern a number of environmental matters, including setbacks from buildings and schools, consideration of alternative locations for new wells, the handling and disposal of waste materials, prevention of venting and flaring, mitigation of noise, lighting, visual, odor, and dust impacts, air pollutant emissions permitting, protection of certain wildlife habitat, and evaluation of cumulative impacts.
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
Environmental, Health and Safety Regulation
Our natural gas and oil exploration and production operations are subject to numerous stringent federal, state, and local laws and regulations governing safety and health, the discharge of hazardous materials into the environment, or otherwise relating to protection of the environment or natural resources, noncompliance with which can result in substantial administrative, civil, and criminal penalties and other sanctions, including suspension or cessation of operations. These laws and regulations may, among other things, require the acquisition of permits and other approvals before drilling or other regulated activity commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment; require the assessment and mitigation of potential surface impacts; govern the sourcing and disposal of water used in the drilling and completion process; limit or prohibit drilling activities that have certain impacts or that occur in certain areas; require some form of investigation or remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; establish specific safety and health criteria addressing worker, public health, and natural resource protection and impose substantial liabilities or curtail operations for unpermitted pollutant emissions or failure to comply with regulatory filing obligations. Cumulatively, these laws and regulations may impact our rate of production.
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
In May 2016, the U.S. Environmental Protection Agency (the “EPA”) issued additional New Source Performance Standards (“NSPS”) rules, known as Subpart OOOOa, focused on achieving additional methane and volatile organic compound reductions from oil and natural gas operations. Among other things, these revisions imposed new requirements for leak detection and repair, control requirements for oil well completions, and additional control requirements for gathering, boosting, and compressor stations. On September 14, 2020, EPA finalized the Review Rule rescinding prior source category determinations and parts of the 2016 rules regulating methane emissions from the oil and gas industry. Separately, on September 14, 2020, EPA finalized the Reconsideration Rule that made policy and technical amendments to the NSPS rules that were raised in administrative petitions that include proposed changes to, among other things, the frequency for monitoring fugitive emissions at well sites and compressor stations. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the Reconsideration Rule by September 2021. Both Rules are subject to ongoing litigation, and therefore, future obligations continue to remain uncertain under the Clean Air Act.
In February 2014, the Colorado Department of Public Health and Environment’s Air Quality Control Commission (“AQCC”) adopted new and revised air quality regulations that impose stringent new requirements to control emissions from both existing and new or modified oil and gas facilities in Colorado. The regulations include new emissions control, monitoring, recordkeeping, and reporting requirements on oil and gas operators in Colorado. For example, the regulations impose Storage Tank Emission Management (“STEM”) requirements for certain new and existing storage tanks. The STEM requirements require us to install costly emission control technologies as well as monitoring and recordkeeping programs at most of our new and existing well production facilities. The new Colorado regulations also impose a Leak Detection and Repair (“LDAR”) program for well production facilities and compressor stations. The LDAR program primarily targets hydrocarbon (i.e., methane) emissions from the oil and gas sector in Colorado and represents a significant new use of state authority regarding these emissions. In December 2019, the AQCC adopted new and revised air quality regulations that extend the controls adopted in 2014 to many lower producing and emitting facilities statewide, and add storage tank loadout controls to those requirements, among other changes. The new rules also increase the frequency of LDAR monitoring to semi-annual for lower producing facilities previously subject to a one-time monitoring requirement, as well as require monthly LDAR monitoring for facilities within 1,000 ft. of occupied areas, and impose a new emission inventory and reporting of greenhouse gases (“GHGs”), among other requirements. Some of these new requirements became effective as early as January 30, 2020, with others requiring compliance by May 1, 2020, or May 1, 2021. Colorado’s Air Quality Control Commission also revised rules specific to the oil and gas sector in September 2020, and again in December 2020. The September 2020 rules revisions included emission control requirements for natural gas fired engines typically in compression service, for pre-production tanks used in flowback, and also established a preproduction air monitoring plan requirement for operators for the first time. The December 2020 regulatory changes included revisions to leak detection requirements within 1,000 ft. of occupied areas, and proposed certain requirements for the pneumatic devices used in oil and gas production at new and modified facilities, but the latter revisions were not acted upon and were made the subject of a separate hearing which will be held in February 2021.
In October 2015, EPA finalized its rule lowering the existing 75 part per billion (“ppb”) national ambient air quality standard (“ 2008 NAAQS”) for ozone under the CAA to 70 ppb (“2015 NAAQS”). Also in 2019, the state of Colorado’s Denver Metro and North Front Range (“DM/NFR”) air quality control region received a bump-up in its existing non-attainment status for the 2008 NAAQS from “moderate” to “serious.” Oil and natural gas operations in “serious” ozone non-attainment areas, including in the DM/NFR area, are subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements for new and modified facilities, and increased permitting delays and costs. Additionally, The DM/NFR’s non-attainment boundary for the 2015 NAAQS was successfully challenged by environmental groups and local governments seeking to expand the boundary to include all of northern Weld County in the case of Clean Wisconsin v. EPA, No. 18-1203, in which the D.C. Circuit remanded the boundary determination to EPA for further support or re-designation. A response to the court’s remand by EPA is expected later in 2021. Finally, a “severe” non-attainment status designation for the DM/NFR by EPA appears likely in early 2022 due to violations at area monitors during the 2020 ozone season. A “severe” classification would trigger significant additional obligations under the CAA and state statute and will result in new and more stringent air quality control requirements applicable to our operations and significant operating costs and delays in obtaining necessary permits for new and modified production facilities.
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
In November 2020, the COGCC adopted new regulations that generally prohibit the venting or flaring of natural gas during drilling, completion, and production operations, with limited exceptions. Among other things, these regulations require that operators proposing new oil and gas wells either commit to connecting to a gathering system when production commences or submit a gas capture plan.
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
Federal agencies have periodically considered additional regulation of hydraulic fracturing. The EPA has published guidance for issuing underground injection permits that would regulate hydraulic fracturing using diesel fuel. This guidance eventually could encourage other regulatory authorities to adopt permitting and other restrictions on the use of hydraulic fracturing. As noted above, in June 2016, EPA finalized regulations that address discharges of wastewater pollutants from onshore unconventional extraction facilities to publicly-owned treatment works, and after a legal challenge by environmental groups, in July 2019, the EPA declined to revise the rules. The EPA also published a study of the impact of hydraulic fracturing on drinking water resources in December 2016, which concluded that drinking water resources can be affected by hydraulic fracturing under specific circumstances. The results of this study could result in additional regulations, which could lead to operational burdens similar to those described above. The United States Department of the Interior also finalized a rule regulating hydraulic fracturing activities on federal lands, including requirements for disclosure, wellbore integrity, and handling of flowback water; however, on December 29, 2017, the Bureau of Land Management (“BLM”) issued a rescission of the hydraulic fracturing rule. This rescission and the rule as promulgated are subject to ongoing litigation. Additionally, in early 2016, the BLM proposed rules related to further controlling the venting and flaring of natural gas on BLM land. Following the adoption of these rules in late 2016, a group led by the states of Wyoming and Montana, later joined by North Dakota and Texas, challenged the rules in the United States District Court for the District of Wyoming. On September 28, 2018, the BLM published a final rule that revised the 2016 rules. The new rule, among other things, rescinded the 2016 rule requirements related to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels, and leak detection and repair. The new rule also revised provisions related to venting and flaring. Environmental groups and the states of California and New Mexico filed challenges to the 2018 rule in the United States District Court for the Northern District of California. In July of 2020, the California court vacated the 2018 revisions but stayed its vacatur of the rules for 90 days. On October 8, 2020, before the 90-day stay of the California court’s vacatur expired, the Wyoming court struck down the 2016 rules on the grounds that the BLM exceeded its statutory authority by adopting rules to protect air quality, a role delegated to the EPA. The federal government appealed the decision from California and the citizen groups, New Mexico, and California appealed the decision from Wyoming. Future litigation therefore creates some uncertainty as to how BLM’s regulation of venting and flaring will impact our business.
Apart from these ongoing federal and state initiatives, some state and local governments have adopted their own new requirements on hydraulic fracturing and other oil and gas operations. Voters in Colorado have proposed or advanced initiatives restricting or banning oil and gas development in Colorado, but these initiatives have failed to date. Any successful bans or moratoriums where we operate could increase the costs of our operations, impact our profitability, and even prevent us from drilling in certain locations. In addition, in light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators have adopted or are considering additional requirements related to seismic safety for hydraulic fracturing activities or the underground injection of fluid wastes. For example, the regulations that the COGCC adopted in November 2020 impose various new requirements on the underground injection of fluid wastes to further seismic safety and protect the environment. Any regulation that restricts our ability to dispose of produced waters or increases the cost of doing business could have a material adverse effect on our business.
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
Other State Laws
Our properties located in Colorado are subject to the authority of the COGCC, as well as other state agencies. The COGCC finalized new flowline rules in February 2018. The new rules include: increased registration requirements, flowline design requirements, integrity management requirements, and leak detection programs, and requirements for abandoned flowlines. In November 2019, the COGCC further amended its flowline rules to impose additional requirements regarding flowline mapping, operational status, certification, and abandonment, among other things. Over the past several years, the COGCC has also approved new rules regarding various other matters, including wellbore integrity, hydraulic fracturing, well control, waste management, spill reporting, spacing of wells and pooling of mineral interests, and an increase in potential sanctions for COGCC rule violations. In June 2020, the COGCC adopted new regulations to further enhance wellbore integrity and improve safety and environmental protection during hydraulic fracturing and in November 2020 also took action to revise its 800 Series Rules for Class II underground injection control (UIC) wells as part of its historic “Mission Change” rulemaking. Depending on how these and any other new rules are applied, they could add substantial increases in well costs for our Colorado operations. The rules could also impact our ability to operate and extend the time necessary to obtain drilling permits, which would create substantial uncertainty about our ability to meet future drilling plans and thus production and capital expenditure targets.
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
In April 2019, new legislation became effective in Colorado, which substantially changes the state’s regulation of oil and gas exploration and production activities. The new law changes the COGCC's mission from “fostering” responsible and balanced development to “regulating” development to protect public health and the environment. The required composition of the COGCC was changed to remove two seats for industry experts and add experts on wildlife/environmental protection and public health, and the Commissioners changed from volunteer to full-time positions. The state’s statutory pooling provisions were also changed by the new law to require that an applicant own, or obtain the consent of, more than 45% of the applicable working or mineral interest, whereas previously the consent of only one mineral interest owner was required.

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
The legislation mandates COGCC rulemaking on environmental protection, facility siting, cumulative impacts, flowlines, wells that are inactive, temporarily abandoned, or shut-in, financial assurance, wellbore integrity, and application fees. The COGCC completed rulemaking on flowlines and wells that are inactive, temporarily abandoned, or shut-in in November 2019, completed rulemaking on wellbore integrity in June 2020, and completed a major rulemaking on the COGCC’s “mission change” in November 2020. The mission change rulemaking was intended to align the regulations to the COGCC’s new mission. It addressed a wide range of topics including facility siting, cumulative impacts, development approvals, asset transfers, pollution standards, hearings and variances, groundwater monitoring, underground injection control and enhanced recovery wells, venting and flaring restrictions, spill reporting, cleanup responsibility, and wildlife protection. The mission change rules took effect on January 15, 2021, and they apply to permit applications pending on or submitted after that date and generally to operations occurring on or after that date. The agency is currently in the process of issuing written guidance on many of the issues addressed to provide direction on regulatory interpretation and compliance. The COGCC is expected to undertake rulemaking on financial assurance and application fees during 2021.
Additionally, the new legislation requires the state’s AQCC to undertake rulemaking efforts to minimize methane emissions and emissions of other hydrocarbons, volatile organic compounds and nitrogen oxides associated with certain oil and gas facilities. The AQCC adopted more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, and expanded storage tank control requirements and loadout control requirements statewide in December 2019. The AQCC may also adopt requirements for installation of continuous emission monitoring equipment at certain oil and gas facilities, and reduced emissions from pneumatic devices in future rulemaking scheduled for 2021. The legislation also grants the AQCC regulatory authority over a broad range of oil and gas facilities during pre-production activities, drilling and completion.
Hazardous substances and waste handling
The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these potentially responsible parties may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We are able to control directly the operation of only those wells with respect to which we act as operator. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We generate materials in the course of our operations that may be regulated as or contain CERCLA hazardous substances but we are not aware of any liabilities for which we may be held responsible that would materially or adversely affect us.
The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous wastes, and distinguishes between hazardous and non-hazardous or solid wastes. With the approval of the EPA, the individual states can administer some or all of the provisions of RCRA, and some states have adopted their own, more stringent hazardous waste requirements, while all states regulate solid waste. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development, and production of natural gas and oil are currently regulated under RCRA’s non-hazardous waste provisions and state solid waste laws. However, legislation has been proposed from time to time and various environmental groups have filed lawsuits that, if successful, could result in the reclassification of certain oil and natural gas exploration and production wastes as “hazardous wastes,” which would make such wastes subject to much more stringent and costly handling, disposal, and clean-up requirements. For example, in May 2016, several environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia that seeks to compel the EPA to review and, if necessary, revise its regulations regarding existing exemptions for exploration and production related wastes. On December 28, 2016, the EPA entered into a consent decree with those environmental groups to settle the lawsuit, which required the EPA by March 15, 2019 to either propose new regulations regarding exploration and production related wastes or sign a determination that revision of such regulations is not necessary. Pursuant to the consent decree, EPA determined in April 2019 that revision of the regulations is unnecessary. EPA indicated that it will continue to work with states and other organizations to identify areas for continued improvement and to address emerging issues to ensure that exploration, development, and production wastes continue to be managed in a manner that protects human health and the environment. Environmental groups, however, expressed dissatisfaction with EPA’s decision and will likely continue to press the issue at the federal and state levels, especially under the new Biden Administration.
In 2018, the Colorado State legislature passed Senate Bill 245 that gave the Colorado Department of Public Health & Environment (“CDPHE”) the authority to promulgate rules for the safe management of Technologically Enhanced Naturally Occurring Radioactive Material (“TENORM”). TENORM is naturally occurring radioactive material whose radionuclide concentrations are increased through human activity, such as through generation of water treatment residuals, scales and sediments from oil and gas production, and other processes. The bill requires the Department to review TENORM residual management and regulatory limits from other states as well as prepare a report that considers background radiation levels in the state, waste stream identification and quantification, use and disposal practices, current engineering practices, appropriate test methods, economic impacts, and data gaps. This work was completed by CDPHE in 2019. During 2020, CDPHE promulgated new rules governing TENORM waste, which were adopted in November 2020 and became effective January 14, 2021, but are not enforceable until July 14, 2022, to provide operators time to come into compliance. During drilling, completion, and production, numerous waste streams that may contain TENORM are created that are hauled for disposal at permitted disposal facilities. Depending on the final waste streams chosen for characterization and regulatory levels set for disposal, costs for characterization, storage, and disposal of waste could significantly increase.
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
In addition, other laws require the reporting on use of hazardous and toxic chemicals. For example, in October 2015, EPA granted, in part, a petition filed by several national environmental advocacy groups to add the oil and gas extraction industry to the list of industries required to report releases of certain “toxic chemicals” under the Toxic Release Inventory (“TRI”) program under the Emergency Planning and Community Right-to-Know Act. EPA determined that natural gas processing facilities may be appropriate for addition to TRI applicable facilities and in January 2017, EPA issued a proposed rule to include natural gas processing facilities in the TRI program. EPA review of comments on this proposed rule is ongoing, but no further regulatory action has been taken by EPA to date.
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
In Colorado, the Public Utilities Commission (“PUC”) adopted amended Rules Regulating Pipeline Operators and Gas Pipeline Safety for intrastate pipelines on December 16, 2020. Following public and stakeholder comment, an Administrative Law Judge for the PUC issued a Recommended Decision on November 4, 2020, recommending that the PUC formally adopt proposed revisions. The scope of the rules includes all gas public utilities, all municipal or quasi-municipal corporations transporting natural gas or providing natural gas services, all operators of master meter systems, and all operators of pipelines transporting gas in intrastate commerce including gas gathering system operators (certain provisions are tailored to the location and size of the gathering systems involved). The rules require all filed reports to be publicly available and all Notices of Proposed Violation, Notices of Action, pleadings and decisions to be filed publicly. The rules also provide a revised methodology for calculating civil penalties in an effort to provide clarity to both operators and the public.
Climate change
Based on EPA findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment, the EPA adopted regulations under the CAA that, among other things, established Prevention of Significant Deterioration (“PSD”), construction, and Title V operating permit reviews for GHG emissions from certain large stationary sources that are already major sources of emissions of regulated air pollutants. In a subsequent ruling, the U.S. Supreme Court upheld a portion of EPA’s GHG stationary source program, but also invalidated a portion of it, holding that stationary sources already subject to the PSD or Title V program for non-GHG criteria pollutants remained subject to GHG BACT requirements, but that sources subject to the PSD or Title V program only for GHGs could not be forced to comply with EPA’s GHG Best Available Control Technology (“BACT”) requirements. Upon remand, the D.C. Circuit issued an amended judgment, which, among other things, vacated the PSD and Title V regulations under review in that case to the extent they require a stationary source to obtain a PSD or Title V permit solely because the source emits or has the potential to emit GHGs above the applicable major source thresholds. In October 2016, EPA issued a proposed rule to further revise its PSD and Title V regulations applicable to GHGs in accordance with these court rulings, including a proposed de minimis level of GHG emissions below which BACT is not required. This rulemaking process was not finalized. If EPA promulgates new rules under the Biden Administration, it is possible that any regulatory or permitting obligation that limits emissions of GHGs could extend to smaller stationary sources and require us to incur costs to reduce and monitor emissions of GHGs associated with our operations, and may also adversely affect demand for the oil and natural gas that we produce.
In addition, the EPA has adopted rules requiring the monitoring and reporting of GHGs from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule.
In August of 2015, the EPA finalized rules to further reduce GHG emissions, primarily from coal-fired power plants, under its Clean Power Plan (“CPP”). On March 28, 2017, President Trump signed an Executive Order directing the EPA to review the CPP regulations. Following the Executive Order, on April 4, 2017, the EPA announced that it was formally reviewing the CPP. On October 9, 2017, the EPA published a proposed rule to repeal the Clean Power Plan. On July 8, 2019, EPA finalized the Affordable Clean Energy (“ACE”) rule, which established emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE replaced the CPP and provided states with new emission guidelines that informed their development of standards of performance to reduce carbon dioxide (CO2) emissions from existing coal-fired power plants. Long-pending legal challenges to the CPP rule filed by states, industry and environmental groups were dismissed as moot by the D.C. Circuit Court of Appeals on September 17, 2019, given the issuance of a final replacement ACE rule. On January 19, 2021, the D.C. Circuit struck down the ACE Rule and remanded it to the EPA; therefore, the regulation of GHG emissions is uncertain at this time.
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
Additional GHG regulation may also result from the December 2015 agreement that the United States reached during the December 2015 United Nations climate change conference in Paris, France (the “Paris Agreement”). Within the Paris Agreement, the United States agreed to reduce its GHG emissions by 26-28% by the year 2025 as compared with 2005 levels, and provide periodic updates on its progress. On June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. Although former President Trump's announced withdrawal finally took effect on November 4, 2020, among President Biden's first actions was the issuance of an executive order and the provision of 30-day advance notice to the United Nations of the United States' return to the Paris Agreement.

On May 30, 2019, Colorado also passed GHG inventory legislation and climate action legislation. House Bill 19-1261 concerns the reduction of greenhouse gas pollution and established statewide greenhouse gas pollution reduction goals. Senate Bill 19-096 concerns the collection of greenhouse gas emissions data to facilitate measures to cost-effectively meet the states GHG emissions reduction goals established in HB 19-1261. Regulations implementing the GHG inventory requirements of these statutes were promulgated by the Colorado Air Quality Control Commission in May of 2020 and became effective on July 15, 2020. Additionally, on September 30, 2020, the Colorado Energy Office and Colorado Department of Public Health and Environment released a draft Greenhouse Gas Pollution Reduction Roadmap for public comment, and finalized the document on January 14, 2021. The GHG Roadmap lays out a pathway to meet the state's climate action targets established in HB 19-1261.
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
Water discharges
The Federal Water Pollution Control Act or the Clean Water Act (“CWA”) and analogous state laws impose restrictions and controls regarding the discharge of pollutants into certain surface waters of the U.S., including spills and leaks of hydrocarbons and produced water. Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control, and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil. As properties are acquired, we determine the need for new or updated SPCC plans and, where necessary, will develop or update such plans to implement physical and operation controls, the costs of which are not expected to be material. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) adopted a new regulatory definition of “waters of the U.S.” (“WOTUS”), which was repealed by the EPA on October 22, 2019, restoring the 1986 regulatory definition of “Waters of the United States,” – step 1 of a two-step process. Then in January 2020, EPA and the Corps released the Navigable Waters Protection Rule (“NWPR”) which updates the federal definition for a WOTUS – the second step in the two-step process to repeal and replace the 2015 rule – and published the final rule on April 21, 2020. The NWPR went into effect on June 22, 2020. Numerous environmental, agricultural and business groups and state governments have challenged the NWPR in various courts, and one such challenge in Colorado resulted in the grant of a stay of the rule in that state, where the 2015 rule remains in effect. At President Biden’s direction, the EPA and the U.S. Army Corps of Engineers requested the litigation be stayed while the agencies review the NWPR.
Endangered Species Act and Migratory Bird Treaty Act
The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered and threatened species or their habitats. In August 2019, the U.S. Fish and Wildlife Service (the “FWS”) and National Marine Fisheries Service issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat. A coalition of states and environmental groups have challenged the three rules and the litigation remains pending. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations. We anticipate the rule will be subject to litigation. A final rule amending how critical habitat and suitable habitat areas are designated was finalized by the U.S. Fish and Wildlife Service in 2016. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. On January 7, 2021, the Department of the Interior finalized a rule limiting application of the MBTA, however the Department of the Interior under President Biden delayed the effective date of the rule and opened a public comment period for further review. Future implementation of the rules implementing the ESA and the MBTA are uncertain. Some of our facilities may be located in areas that are designated as habitat for endangered or threatened species. The designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.
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
National Environmental Policy Act
Natural gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Departments of Interior and Agriculture, to evaluate major federal actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect, and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a detailed environmental impact statement that is made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. The vast majority of our exploration and production activities are not on federal lands. This environmental review process has the potential to delay or limit, or increase the cost of, the development of natural gas and oil projects on federal lands. Authorizations under NEPA also are subject to protest, appeal, or litigation, which can delay or halt projects. On July 16, 2020, the Council on Environmental Quality (“CEQ”) revised NEPA’s implementing regulations to make the NEPA process more efficient, effective, and timely. The final rule requires federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date. The new regulations are subject to ongoing litigation in several federal district courts and future implementation of the regulations is unclear.
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
Human Capital
As of December 31, 2020, the Company had 109 employees, of which 29 full-time employee equivalents were dedicated to our Rocky Mountain Infrastructure, LLC operations. The Company's diverse team of talented employees possess a vast array of skills including engineering, geology, research and development, midstream operations, production, logistics and administrative support, such as accounting, information technology, legal, human resources and finance. Certain of the Company's employees have highly specialized skills and subject-matter expertise in their respective fields, which helps enable the Company to deliver industry leading innovation and results.

The Company attracts and maintains talent by offering market rate competitive salaries for the locations in which it operates, and by engaging employees with rewarding opportunities to contribute to the success of the Company. The Company is committed to supporting and developing its employees through learning and development programs. These programs are designed to build and strengthen employees’ skills, including leadership and professional competencies. Such efforts also include routine and consistent compliance training, covering a wide-range of relevant subjects. The Company has consistently re-invested in necessary resources to effectively staff and efficiently support its business.
Employee health and safety in the workplace is one of the Company’s core values. Safety efforts are led by the Environmental, Health, and Safety & Regulatory Compliance (“EHS&RC”) team and supported by individuals at the local site level. Hazards in the workplace are timely identified, and management actively tracks incidents so remedial actions may be implemented to improve workplace safety. The Company also provides an injury case management program that provides medical management services tailored to any injured employee to best meet their recovery needs. Additionally, all field employees attend training provided by the COGCC or by the EHS&RC department to proactively ensure compliance and adherence related to recently issued rules and regulations. In response to the COVID-19 pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work. In so doing, the Company has prioritized the initiation of comprehensive health and safety protocols, further ensuring strict adherence to responsive measures for mitigating the spread of COVID-19.
The Nominating and Corporate Governance Committee of the Board (the “Governance Committee”) considers diversity as a criteria evaluated as part of the attributes and qualifications that a Board candidate possesses. The Governance Committee construes the notion of diversity broadly, considering differences in viewpoint, professional experience, education, skills and other individual qualities, in addition to race, gender, age, ethnicity and cultural backgrounds as elements that contribute to a diverse Board. In keeping with this diversity commitment, the most recent director appointed to the Board, who brings substantial experience in the form of executive leadership in the petroleum industry, furthered the Board’s goal of enhancing diversity. The Company is committed to efforts to increase diversity and foster an inclusive work environment that supports the Company’s workforce.
We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages.
Offices
As of December 31, 2020, we leased 63,783 square feet of office space in Denver, Colorado at 410 17th Street where our principal offices are located, and we leased 7,780 square feet near our operations in Weld County, Colorado, where we have a field office and storage facilities. We also own a field office in Evans, Colorado.
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
Summary of the Risk Factors We Face:
•Further declines in oil and natural gas prices will adversely affect our business, financial condition or results of operations, and our ability to meet our capital expenditure obligations or targets and financial commitments.
•Excess supply of oil and natural gas resulting from reduced demand caused by COVID-19 pandemic and effects of actions by oil and natural gas producing countries have resulted, and may continue to result, in transportation and storage constraints, and reductions of our planned production, and may cause shut-in of our wells.
•Terrorist attacks could have a material adverse effect on our business, financial condition, or results of operations.
•Our production is not fully hedged, and we are exposed to fluctuations in price of oil, natural gas, and NGLs and will be affected by continuing and prolonged declines in such prices. At the same time, our derivative activities could result in financial losses or could reduce our income.
•Extent to which COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.
•Our Credit Facility has restrictive covenants that could limit our growth and our ability to finance operations, fund capital needs, respond to changing conditions, and engage in other business activities. Further, borrowings under our Credit Facility are limited by our borrowing base, which is subject to periodic redetermination.
•Our exploration, development, exploitation, and production projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or decline in our oil and natural gas reserves or anticipated production volumes.
•Drilling for and producing oil and natural gas are high-risk activities with many uncertainties.
•Our estimated proved reserves and ultimate number of prospective well development locations are based on many assumptions that may turn out to be inaccurate.
•Present value of future net revenues from our proved reserves will not necessarily be same as current market value of our estimated oil and natural gas reserves.
•We have taken write-downs of the carrying value of our properties and may be required to take further write-downs if oil and natural gas prices remain depressed or decline further or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs, or deterioration in our drilling results.
•We intend to pursue further development through horizontal drilling and completion. Horizontal development operations can be more operationally challenging and costly relative to our historic vertical drilling operations.
•We may be unable to make attractive acquisitions, and any inability to do so may disrupt our business and hinder our ability to grow.
•The HighPoint Acquisition is subject to number of regulatory approvals and conditions, which may delay the Acquisition, result in additional expenditures of money and resources or reduce anticipated benefits or result in termination of the Merger Agreement.
•The Merger Agreement subjects us to restrictions on our business activities prior to closing.
•We may not realize anticipated benefits from acquisitions, including HighPoint Acquisition.
•Concentration of our operations in one core area may increase our risk of production loss.
•As a Colorado-only oil and gas operator, we face disproportionate risk associated with the long-term trend toward increased activism against oil and gas exploration and development activities.
•State law requiring that we own or control more than 45% of working or mineral interest in order to statutorily pool our applicable interest may make it much more difficult for us to develop such interests.

•We have limited control over activities on properties in which we own interest but we do not operate, which could reduce our production and revenues.
•Concentrated nature of RMI system may increase risk that we suffer lengthy interruptions in production.
•Development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Our undeveloped reserves may not be ultimately developed or produced.
•Drilling locations that we decide to drill may not yield oil or natural gas in commercially viable quantities.
•Certain of our undeveloped leasehold acreage is subject to leases that will expire over next several years unless production is established.
•Unless we replace our oil and natural gas reserves, our reserves and production will decline.
•We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations. We may not be insured for, or our insurance may be inadequate to protect us against, these risks.
•We are subject to health, safety, and environmental laws and regulations that may expose us to significant costs and liabilities.
•Evolving environmental legislation or regulatory initiatives, including those related to hydraulic fracturing, could result in increased costs and additional operating restrictions or delays.
•Climate change laws and regulations restricting emissions could result in increased operating costs and reduced demand for oil and natural gas, while physical effects of climate change could disrupt our production and cause us to incur significant costs.
•Negative shift in investor sentiment of oil and gas industry could have adverse effects on our ability to raise debt and equity capital and on our operations.
•We are exposed to credit risks of our hedging counterparties, third parties participating in our wells, and our customers.
•Current or proposed financial legislation and rulemaking could adversely affect on our ability to use derivative instruments.
•We may be involved in legal cases that may result in substantial liabilities.
•We may become subject to new taxes, and certain tax deductions and exemptions currently available with respect to oil and gas exploration and development may be eliminated or reduced.
•Transactions in connection with the HighPoint Acquisition could trigger limitation on utilization of our historic net operating loss carryforwards and will trigger limitation on utilization of HighPoint’s historic net operating loss carryforwards.
•We are at risk of cyber security incidents that could result in information theft, data corruption, operational disruption, or financial loss.
•Market price for our common stock following the HighPoint Acquisition may be affected by factors different from those that historically have affected or currently affect our common stock.
•We do currently not intend to pay, and are subject to certain restrictions on our ability to pay, dividends on our common stock.
•We have experienced recent volatility in market price and trading volume of our common stock and may continue to do so in the future.
•Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals.
•Our certificate of incorporation designates Delaware Court of Chancery as sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain favorable judicial forum.

Risks Related to Our Business
Further declines, in oil and, to a lesser extent, natural gas prices, will adversely affect our business, financial condition or results of operations, and our ability to meet our capital expenditure obligations or targets and financial commitments.
The price we receive for our oil and, to a lesser extent, natural gas and natural gas liquids (“NGLs”), heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 67% of our estimated proved reserves as of December 31, 2020 were oil and NGLs, our financial results are more sensitive to movements in oil prices. Since mid-2014, the price of crude oil has significantly declined and has not regained previous highs. As a result, we experienced significant decreases in crude oil revenues and recorded unproved property asset impairment charges. A prolonged period of low market prices for oil, natural gas, and NGLs or further declines in the market prices for oil and natural gas, could result in capital expenditures being further reduced and will adversely affect our business, financial condition, and liquidity and our ability to meet obligations, targets, or financial commitments. During the year ended December 31, 2020, the daily NYMEX WTI oil spot price ranged from a high of $63.27 per Bbl to a low of negative $36.98 per Bbl, and the NYMEX natural gas HH spot price ranged from a high of $3.14 per MMBtu to a low of $1.33 per MMBtu. As of February 10, 2021, the daily NYMEX WTI oil spot price and NYMEX natural gas HH spot price was $58.68 per Bbl and $3.73 per MMBtu, respectively.
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
The worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19, and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production, followed by curtailment agreements among OPEC and other countries, including Russia, has increased uncertainty and volatility around global oil supply-demand dynamics and further increased the excess supply of oil and natural gas. To the extent that the outbreak of COVID-19 continues to negatively impact demand, and OPEC members and other oil exporting nations fail to implement production cuts or other actions that are sufficient to support and stabilize commodity prices, we expect there to be excess supply of oil and natural gas for a sustained period. This excess supply has, in turn, resulted, and may continue to result, in transportation and storage capacity constraints in the United States, including in the DJ Basin where we operate, which may continue for a sustained period. For example, the substantial number of outstanding futures contracts, in conjunction with the market’s perception that crude oil storage in Cushing, Oklahoma was inadequate for May 2020 deliveries, caused NYMEX WTI futures prices to settle at negative $37.63 per Bbl on April 20, 2020, a dynamic that has not previously occurred.
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
Our production is not fully hedged, and we are exposed to fluctuations in the price of oil, natural gas, and NGLs and will be affected by continuing and prolonged declines in such prices.
Oil, natural gas, and NGL prices are volatile. We hedge a portion of our oil and natural gas production to reduce our exposure to adverse fluctuations in these prices. We have stated limitations as prescribed in our reserve-based revolving credit facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions as lenders (the “Credit Facility”) as to the percentage of our production that can be hedged. The limitations range from 85% to 100% of our projected production from our proved developed properties and 65% to 85% of our projected production from our total proved properties, dependent on the duration of the hedge. Due to the Credit Facility's restrictions and/or management's decision to hedge less than 100% of our projected production, some of our future production will be sold at market prices, exposing us to fluctuations in the price of crude oil and natural gas. Currently, we have hedged approximately 6,200 Bbls per day in 2021, representing approximately 50% of our oil sales volume during the three months ended December 31, 2020, and our hedging for 2022 oil production is even more limited. We intend to continue to hedge our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility and may be subject to significant reduction in prices, which would have a material negative impact on our results of operations. See the Derivative Activity section in Part I, Item I of this Annual Report on Form 10-K for a summary of our hedging activity.
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
The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.
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
Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness. We may not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness. As of the date of this Annual Report on Form 10-K, we are in compliance with all financial and non-financial covenants.
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

In our June 2020 redetermination, the borrowing base under the Credit Facility was reduced from $375.0 million to $260.0 million. In our December 2020 redetermination, our most recent one, the borrowing base was reaffirmed at $260.0 million.
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
Our exploration, development, exploitation, and production projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or a decline in our oil and natural gas reserves or anticipated production volumes.
Our exploration, development, exploitation, and production activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production, and acquisition of oil and natural gas reserves. At this time, we intend to finance future capital expenditures primarily through cash flows provided by operating activities and borrowings under the Credit Facility. Declines in commodity prices coupled with our financing needs may require us to alter or increase our capitalization substantially through the issuance of additional equity securities or debt securities or the strategic sale of assets. The issuance of additional debt may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures, and acquisitions. In addition, upon the issuance of certain debt securities (other than on a borrowing base redetermination date), our borrowing base under the Credit Facility would be reduced. The issuance of additional equity securities could have a dilutive effect on the value of our common stock.
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
The process of estimating oil and natural gas reserves and the production possible from our oil and gas wells is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. See Estimated Proved Reserves under Part I, Item 1 of this Annual Report on Form 10-K for information about our estimated oil and natural gas reserves and the PV-10 (a non-GAAP financial measure) as of December 31, 2020, 2019, and 2018.
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
Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas reserves will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K and cause potential impairment charges. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices, and other factors, many of which are beyond our control.

The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.
You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements for the years ended December 31, 2020, 2019, and 2018, we based the estimated discounted future net revenues from our proved reserves on the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding twelve months (after adjustment for location and quality differentials), without giving effect to derivative transactions. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:
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
•successful design and execution of the fracture stimulation process;
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
We may be unable to make attractive acquisitions, and any inability to do so may disrupt our business and hinder our ability to grow.
In the future we may make acquisitions of producing properties or businesses that complement or expand our current business. The successful acquisition of producing properties requires an assessment of several factors, including:
•recoverable reserves;
•future oil, natural gas and NGL prices and their applicable differentials;
•operating costs; and
•potential environmental and other liabilities.
The accuracy of these assessments is inherently uncertain, and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not always be performed on every well and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms.
Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. In addition, our Credit Facility imposes certain limitations on our ability to enter into mergers or combination transactions. The Credit Facility also limits our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions.
The HighPoint Acquisition is subject to a number of regulatory approvals and conditions to the obligations of the parties, which may delay the HighPoint Acquisition, result in additional expenditures of money and resources or reduce the anticipated benefits or result in termination of the Merger Agreement.
The completion of the HighPoint Acquisition Resources Corporation may be subject to antitrust review in the United States. While no filing or waiting period requirements under the HSR Act apply, the DOJ or the FTC, or any state, could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the HighPoint Acquisition. Private parties may also seek to take legal action under the antitrust laws under certain circumstances. Our obligations and the obligations of HighPoint to consummate the HighPoint Acquisition are subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable laws) of a number of conditions described in the Merger Agreement. Many of the conditions to completion of the HighPoint Acquisition are not within our control and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date, it is possible that the Merger Agreement may be terminated.
Although the parties have agreed to use reasonable best efforts, subject to certain limitations, to complete the HighPoint Acquisition as promptly as practicable, these and other conditions may fail to be satisfied. In addition, completion of the merger may take longer, and could cost more, than we expect. The requirements for obtaining the required clearances and approvals could delay the completion of the HighPoint Acquisition for a significant period of time or prevent them from occurring. Any delay in completing the HighPoint Acquisition may adversely affect the cost savings and other benefits that we expect to achieve if the HighPoint Acquisition and the integration of businesses are completed within the expected timeframe.
The Merger Agreement subjects us to restrictions on our business activities prior to closing the HighPoint Acquisition.
The Merger Agreement subjects us to restrictions on our business activities prior to closing the HighPoint Acquisition. The Merger Agreement obligates us to generally conduct our businesses in the ordinary course until the closing and to use our reasonable best efforts to (i) preserve substantially intact our present business organization, goodwill and assets, (ii) keep available the services of our current officers and employees and (iii) preserve our existing relationships with governmental entities and significant customers, suppliers, licensors, licensees, distributors, lessors and others having significant business dealings with us. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.
We may not realize anticipated benefits from acquisitions, including the HighPoint Acquisition.
We seek to complete acquisitions in order to strengthen our position and to create the opportunity to realize certain benefits, including, among other things, potential cost savings. Achieving the benefits of acquisitions depends in part on successfully consolidating functions and integrating operations and procedures in a timely and efficient manner, as well as being able to realize the anticipated growth opportunities and synergies from combining the acquired businesses and operations. Acquisitions could also result in difficulties in being able to hire, train or retain qualified personnel to manage and operate such properties.
With respect to the HighPoint Acquisition, we believe that the addition of HighPoint will complement our strategy by providing operational and financial scale, increasing free cash flow, and enhancing our corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the merger, and there can be no assurance that we will be able to successfully integrate HighPoint's assets or otherwise realize the expected benefits of the transaction. This growth and the anticipated benefits of the HighPoint Acquisition may not be realized fully or at all, or may take longer to realize than expected. Difficulties in integrating HighPoint may result in the combined company performing differently than expected, or in operational challenges or failures to realize anticipated efficiencies. Potential difficulties in realizing the anticipated benefits of the HighPoint Acquisition include:
•disruptions of relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners as a result of uncertainty associated with the HighPoint Acquisition;
•difficulties integrating our business with the business of HighPoint in a manner that permits us to achieve the full revenue and cost savings anticipated from the transaction;

•complexities associated with managing a larger and more complex business, including difficulty addressing possible inconsistencies in, standards, controls or operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•difficulties realizing anticipated operating synergies;
•difficulties integrating personnel, vendors and business partners;
•loss of key employees of HighPoint who are critical to our future operations due to uncertainty about their roles within our company following the HighPoint Acquisition or other concerns regarding the HighPoint Acquisition;
•potential unknown liabilities and unforeseen expenses;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to integration efforts; and
•disruption of, or the loss of momentum in, each company’s ongoing business.
We have also incurred, and expect to continue to incur, a number of costs associated with completing the HighPoint Acquisition and combining the businesses of HighPoint and Bonanza Creek. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all.
Our future success will depend, in part, on our ability to manage our expanded business by, among other things, integrating the assets, operations and personnel of HighPoint and Bonanza Creek in an efficient and timely manner; consolidating systems and management controls; and successfully integrating relationships with customers, vendors and business partners. Failure to successfully manage the combined company may have an adverse effect on our business, reputation, financial condition and results of operations.
Concentration of our operations in one core area may increase our risk of production loss.
Our assets and operations are currently concentrated in one core area: the Wattenberg Field in Colorado. The core area currently provides 100% of our current sales volumes and development projects.
Because our operations are not as diversified geographically as some of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including: fluctuations in prices of crude oil, natural gas, and NGLs produced from wells in the area, accidents or natural disasters, restrictive governmental regulations, including ozone non-attainment and climate action regulations in Colorado, curtailment of production, interruption in the availability of gathering, processing, or transportation infrastructure and services, and any resulting delays or interruptions of production from existing or planned new wells. Similarly, the concentration of our assets within a single producing formation exposes us to risks, such as changes in field-wide rules or local regulations, which could adversely affect development activities or production relating to the formation. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Wattenberg Field, we are subject to increasing competition for drilling rigs, pressure pumping fleets, oilfield equipment, services, supplies, and qualified personnel, which may lead to periodic shortages or delays. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs.
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
Specifically in Colorado, anti-development activity has both increased and become more effective in recent years. In April 2019, new legislation became effective in Colorado, which substantially changed the state’s regulation of oil and gas exploration and production activities. The new law changed the mission of the COGCC from “fostering” responsible and balanced development to “regulating” oil and natural gas development to protect public health and the environment. The required composition of the COGCC was also changed to remove two seats for oil and gas industry experts and add experts on wildlife/environmental protection and public health, and the Commissioners changed from volunteer to full-time positions. The state’s statutory pooling provisions were changed by the new law to require that an applicant own, or obtain the consent of, more than 45% of the applicable working or mineral interest, whereas previously the consent of only one mineral interest owner was required.
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
The legislation mandates the COGCC conduct rulemaking on environmental protection, facility siting, cumulative impacts, flowlines, wells that are inactive, temporarily abandoned, or shut-in, financial assurance, wellbore integrity, and application fees. The COGCC completed rulemaking on flowlines and wells that are inactive, temporarily abandoned, or shut-in in November 2019, completed rulemaking on wellbore integrity in June 2020, and completed rulemaking on the agency’s “mission change” in November 2020. The mission change rulemaking addressed a wide range of topics including facility siting, cumulative impacts, development approvals, asset transfers, pollution standards, hearings and variances, groundwater monitoring, underground injection control and enhanced recovery wells, venting and flaring restrictions, spill reporting, cleanup responsibility, and wildlife protection.
The mission change rules took effect on January 15, 2021, and the agency is currently in the process of issuing written guidance on many of the issues addressed to provide direction on regulatory interpretation and compliance. Among other things, the amended rules adopt an increased required setback of 2,000 feet between an oil and gas location and a residential or high occupancy building unit unless one or more conditions are satisfied to allow for a lesser setback that the COGCC determines is sufficiently protective of public health, safety and welfare, the environment, and wildlife resources. In addition, as part of wildlife protections, the COGCC adopted a setback of 500 feet between oil and gas locations and/or certain operations thereon and the ordinary high water mark for certain high priority aquatic habitats, though the Colorado Parks and Wildlife Division may waive this setback beyond 300 feet.
Permitting delays that result from the new COGCC rules and regulations, could substantially curtail the Company’s near-term pace of new oil and gas development. We have previously observed a marked decline in the pace at which permit applications are being granted, and if this trend continues, it could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, the new legislation requires the state’s AQCC to undertake rulemaking efforts to minimize methane emissions and emissions of other hydrocarbons, volatile organic compounds, and nitrogen oxides associated with oil and gas facilities. The AQCC has more recently adopted more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, the development of pre-production air monitoring plans at certain oil and gas facilities, and will soon take action on proposed measures for reducing emissions from pneumatic devices. The legislation also granted the AQCC regulatory authority over a broad range of oil and gas facilities during pre-production activities, drilling, and completion.
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
We do not operate all of the properties in which we have an interest. For example, we will not operate the majority of our assets in the French Lake area. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures, or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision-making with respect to day-to-day operations over which we have little control. The failure of an operator of wells in which we have an interest to adequately perform operations, or an operator’s breach of applicable agreements, could reduce production and revenues we receive from that well. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the timing and amount of capital expenditures, the available expertise and financial resources, the inclusion of other participants, and the use of technology. Our lack of control over non-operated properties also makes it more difficult for us to forecast capital expenditures, revenues, production, and related matters.
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
Approximately 50% of our total proved reserves were classified as proved undeveloped as of December 31, 2020. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate or that may be available to us. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
The terms of our oil and gas leases often stipulate that the lease will terminate if not held by production, rentals, or some form of an extension payment to extend the term of the lease. As of December 31, 2020, approximately 3,705 net acres of our properties were not held by production. For these properties, if production in paying quantities is not established on units containing leases during the next year, then approximately 1,859 net acres will expire in 2021, approximately 1,356 net acres will expire in 2022, and approximately 490 net acres will expire in 2023 and thereafter. While some expiring leases may contain predetermined extension payments, other expiring leases will require us to negotiate new leases at the time of lease expiration. It is possible that market conditions at the time of negotiation could require us to agree to new leases on less favorable terms to us than the terms of the expired leases or cause us to lose the leases entirely. If our leases expire, we will lose our right to develop the related properties.
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
•hazards resulting from the presence of hydrogen sulfide (H2S) or other contaminants in natural gas and oil we produce;
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
•pollution and other environmental and natural resource damage;
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
There is an inherent risk of incurring significant environmental costs and liabilities in our operations, some of which may be material, due to our handling of petroleum hydrocarbons and wastes, our emissions into air, water and the environment, the underground injection or other disposal of our wastes, the use and disposition of hydraulic fracturing fluids, and historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we may be liable for the full cost of removing or remediating contamination, regardless of whether we were at fault, and even when multiple parties contributed to the release and the contaminants were released in compliance with all applicable laws then in effect. In addition, accidental spills or releases on or off our properties may expose us to significant liabilities that could have a material adverse effect on our financial condition or results of operations. Aside from government agencies, the owners of properties where our wells are located, the owners or operators of facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal or otherwise come to be located, and other private parties may be able to sue us to enforce compliance with environmental laws and regulations, collect penalties for violations, or obtain damages for any related personal injury, or damage and property damage, and certain trustees may seek natural resource damages. Some sites we operate are located near current or former third-party oil and natural gas operations or facilities, and there is a risk that historic contamination has migrated from those sites to ours. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements could require us to make significant expenditures to attain and maintain compliance or may otherwise have a material adverse effect on our own results of operations, competitive position, or financial condition. We may not be able to recover some or any of these costs from insurance.

Evolving environmental legislation or regulatory initiatives, including those related to hydraulic fracturing, could result in increased costs and additional operating restrictions or delays.
We are subject to extensive federal, state, and local laws and regulations concerning health, safety, and environmental protection. Governmental authorities frequently add to those requirements, and both oil and gas development generally, and hydraulic fracturing specifically, are receiving increasing regulatory attention. For example, during 2020, the COGCC revised its regulations on a range of topics including facility siting, development approvals, cumulative impacts, asset transfers, pollution standards, hearings and variances, groundwater monitoring, underground injection control and enhanced recovery wells, venting and flaring restrictions, spill reporting, cleanup responsibility, and wildlife protection. And legislation passed in 2019 requires the COGCC to assess and potentially revise its financial assurance requirements for oil and gas development. Our operations utilize hydraulic fracturing, an important and commonly used process in the completion of oil and natural gas wells in low-permeability formations. Hydraulic fracturing involves the injection of water, proppant, and chemicals under pressure into rock formations to stimulate hydrocarbon production.
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
In some instances certain state and local governments are adopting new requirements on hydraulic fracturing and other oil and gas operations. Some counties in Colorado, for instance, have amended their land use regulations to impose new requirements on oil and gas development, while other local governments have entered memoranda of agreement with oil and gas producers to accomplish the same objective. Under current Colorado law, local governments can regulate both facility siting and the surface impacts associated with oil and gas development, and local government regulations may be more protective or stricter than State requirements. In addition, voters in Colorado have proposed or advanced ballot initiatives restricting or banning oil and gas development in Colorado. Because our operations and reserves are solely located in Colorado, the risks we face with respect to such ballot initiatives are greater than other companies with more geographically diverse operations.
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
There is a broad consensus of scientific opinion that human-caused (anthropogenic) emissions of greenhouse gases GHGs are linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and the demand for and consumption of our products (due to potential changes in both costs and weather patterns).
The EPA also adopted regulations requiring the reporting of GHG emissions from specific categories of higher GHG emitting sources in the United States, including certain oil and natural gas production facilities, which include certain of our operations. Information in such reporting may form the basis for further GHG regulation. Further, the EPA has continued with its comprehensive strategy for further reducing methane emissions from oil and gas operations, with a final rule being issued in May 2016 as part of the Subpart OOOOa NSPS rules discussed above. The EPA’s GHG rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities.
In the meantime, many states already have taken such measures, which have included renewable energy standards, development of GHG emission inventories or cap and trade programs, and the adoption of ambitious climate action targets in Colorado under HB 19-1261. Cap and trade programs typically work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of available allowances reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. Such a program has been proposed by an environmental group to the Colorado AQCC in a petition filed on December 23, 2020. The AQCC will consider action on that petition later in 2021.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions and vapor control systems, to acquire emissions allowances, or to comply with new regulatory or reporting requirements. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, and results of operations. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for the oil and natural gas we produce. In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds, and other sources of capital restricting or eliminating their investment in oil and natural gas activities.
The negative shift in investor sentiment of the oil and gas industry could have adverse effects on our ability to raise debt and equity capital and on our operations.
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
Our principal exposures to credit risk are through receivables resulting from commodity derivatives instruments, joint interest billings, and other components of $14.7 million at December 31, 2020, and the sale of our oil, natural gas, and NGLs production of $32.7 million in receivables at December 31, 2020, which we market to energy marketing companies, refineries, and affiliates.
Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We can do very little to choose who participates in our wells.
We are also subject to credit risk due to concentration of our oil, natural gas, and NGLs receivables with significant customers. This concentration of customers may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. For the year ended December 31, 2020, sales to NGL Crude Logistics, LLC comprised 77% of our total sales. Through 2023, we have contracted to sell up to 16,000 barrels per day of our crude oil produced in the Wattenberg Field to NGL Crude Logistics, LLC.

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
The transactions in connection with the HighPoint Acquisition could trigger a limitation on the utilization of our historic U.S. net operating loss carryforwards and will trigger a limitation on the utilization of HighPoint’s historic U.S. net operating loss carryforwards.
Our ability to utilize U.S. net operating loss carryforwards (including any historic loss carryforwards of HighPoint) to reduce future taxable income following the HighPoint Acquisition will be subject to various limitations under the Code. Section 382 of the Code imposes such a limitation upon the occurrence of an ownership change resulting from issuances of a company’s stock or the sale or exchange of such company’s stock by certain stockholders if, as a result, there is an aggregate change of more than 50% in the beneficial ownership of such company’s stock by such stockholders within a rolling three-year period. The limitation with respect to such loss carryforwards generally would be equal to (i) the fair market value of the company’s equity multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. In addition, any limitation would be increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold, and further, if there is a net unrealized built-in loss at the time of an ownership change, then the limitation may apply to tax attributes other than just loss carryforwards, such as depreciable basis. Based on the information currently available, we believe that the transactions in connection with the HighPoint Acquisition, if consummated, likely will not result in an ownership change with respect to us but will result in an ownership change with respect to HighPoint, which would trigger a limitation on our ability to utilize any historic loss carryforwards and built-in losses of HighPoint following the HighPoint Acquisition.
However, issuances, sales and/or exchanges of our common stock (including, potentially, relatively small transactions and transactions beyond our control), taken together with prior transactions with respect to our common stock and the HighPoint Acquisition, could trigger an ownership change and therefore a limitation on our ability to utilize its U.S. loss carryforwards. We adopted the tax plan to reduce the likelihood that we would experience an ownership change under Section 382 of the Code. However, if we experience an ownership change, any resulting limitation under Section 382 of the Code could cause some of such loss carryforwards to expire before we would be able to utilize them to reduce taxable income in future periods, possibly resulting in a substantial income tax expense or write down of our tax assets or both.
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

Risks Relating to our Common Stock
The market price for our common stock following the HighPoint Acquisition may be affected by factors different from those that historically have affected or currently affect our common stock, including that Franklin will be a significant holder of our common stock.
Our financial position following the HighPoint Acquisition may differ from our financial position before the HighPoint Acquisition, and the results of operations of the combined company may be affected by factors that are different from those currently affecting the results of our operations. Accordingly, the market price and performance of our common stock is likely to be different from the performance of our common stock in the absence of the HighPoint Acquisition.
Upon the closing of the HighPoint Acquisition, holders of HighPoint senior notes will receive shares of our common stock as consideration. Assuming there is no decrease in the holdings of Franklin Advisors, Inc. (“Franklin”) of HighPoint senior notes, Franklin is expected to own approximately 22.7% of our common stock following the HighPoint Acquisition. As a result, although Franklin has indicated to us that it intends to be a passive investor, we believe that Franklin may have some ability to influence our management and affairs. Further, the existence of a new significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may view as being in their or our best interests. In any matters requiring approval or our stockholders, the interests of Franklin and of our other stockholders may differ or conflict, and Franklin and its affiliates may, from time to time, acquire interests in businesses that directly or indirectly compete with us or our existing or potential customers. Moreover, if Franklin becomes and continues to be the owner of a significant concentration of our common stock, such an ownership stake may adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.
We do not currently intend to pay, and are subject to certain restrictions on our ability to pay, dividends on our common stock, and consequently, our stockholders’ likely only opportunity to achieve a return on their investment is if the price of our stock appreciates.
Currently, we do not plan to declare dividends on shares of our common stock. Additionally, our Credit Facility places certain restrictions on our ability to pay dividends. Consequently, our stockholders’ opportunity to achieve a return on their investment in us will rely upon the appreciation of the market price of our common stock, which may not occur, and the stockholders selling their shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that the stockholders paid.
We have experienced recent volatility in the market price and trading volume of our common stock and may continue to do so in the future.
The trading price of shares of our common stock has fluctuated widely and in the future may be subject to similar fluctuations. As an example, during the 2020 calendar year, the sales price of our common stock ranged from a low of $8.25 per share to a high of $25.80 per share. The trading price of our common stock may be affected by a number of factors, including the volatility of oil, natural gas, and NGL prices, our operating results, changes in our earnings estimates, additions or departures of key personnel, our financial condition and liquidity, drilling activities, legislative and regulatory changes, general conditions in the oil and natural gas exploration and development industry, general economic conditions, and general conditions in the securities markets. In particular, a significant or extended decline in oil, natural gas, and NGL prices could have a material adverse effect our sales price of our common stock. Other risks described in this annual report could also materially and adversely affect our share price.
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
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum shall be the Court of Chancery of the State of Delaware for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of ours to us or to our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws (or any action to interpret, apply or enforce any provision thereof), or (iv) any action asserting a claim against us governed by the internal affairs doctrine, in each such case subject to said court of chancery having personal jurisdiction over the indispensable parties named as defendants therein.
Our exclusive forum provision is not intended to apply to claims arising under the Securities Act or the Exchange Act. To the extent the provision could be construed to apply to such claims, there is uncertainty as to whether a court would enforce the forum selection provision with respect to such claims, and in any event, our stockholders would not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing forum selection provision. This provision may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, prospects, or results of operations.
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
Holders. As of February 15, 2021, there were approximately 30 registered holders of our common stock.
Dividends. We have not paid any cash dividends since our inception. Covenants contained in our Credit Facility restrict the payment of cash dividends on our common stock, as discussed further in Part II, Item 7, Liquidity and Capital Resources. We currently intend to retain all future earnings for the development and growth of our business, and we do not currently anticipate declaring or paying any cash dividends to holders of our common stock.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended December 31, 2020.

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased(1)	Paid per Share	Plans or Programs	or Programs
October 1, 2020 - October 31, 2020	163	$20.53	—	—
November 1, 2020 - November 30, 2020	1,353	$22.19	—	—
December 1, 2020 - December 31, 2020	608	$21.81	—	—
Total	2,124	$21.59	—	—
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
Sale of Unregistered Securities. We had no sales of unregistered securities during the year ended December 31, 2020.
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

The following graph compares the cumulative total stockholder return for the Company’s common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (“S&P O&G E&P Index”). The measurement points in the graph below are May 1, 2017 (the first trading day of our common stock on the NYSE upon emergence) and each fiscal quarter thereafter through December 31, 2020. The graph assumes that $100 was invested on May 1, 2017 in each of the common stock of the Company, the S&P 500 Index, and the S&P O&G E&P Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Among BCEI, the S&P 500, and the S&P O&G E&P Select Energy Index
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
05/01/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
BCEI
S&P 500
SPSIOP

Item 6. [Reserved].

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
This section of this Form 10-K generally discusses 2020 and 2019 results and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Bonanza Creek’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Financial and Operating Results
Our 2020 financial and operational results include:
•General and administrative expense per Boe decreased by 18% for the year ended December 31, 2020 when compared to the same period during 2019;
•Lease operating expense decreased by $3.3 million or $0.57 per Boe for the year ended December 31, 2020 when compared to the same period during 2019;
•Crude oil equivalent sales volumes increased 8% for the year ended December 31, 2020 when compared to the same period during 2019, despite the significant curtailment of our drilling and completion program in response to the drop in commodity prices;
•Borrowings under our Credit Facility were reduced by $80.0 million to zero during the year ended December 31, 2020;
•Total liquidity was $284.7 million at December 31, 2020, consisting of cash on hand plus funds available under our Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash flows provided by operating activities for the year ended December 31, 2020 was $158.8 million, as compared to cash flows provided by operating activities of $224.6 million during the year ended December 31, 2019. Please refer to Liquidity and Capital Resources below for additional discussion;
•Proved reserves of 118.2 MMBoe as of December 31, 2020 decreased by 3% when compared to proved reserves as of December 31, 2019; and
•Capital expenditures, inclusive of accruals, were $67.7 million during the year ended December 31, 2020, which was within guidance.

Rocky Mountain Infrastructure
The Company's gathering, treating, and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company and provide cost economies of a centralized system. The RMI facilities reduce gathering system pressures at the wellhead, thereby improving hydrocarbon recovery. Additionally, with eleven interconnects to four different natural gas processors, RMI helps ensure that the Company's production is not constrained by any single midstream service provider. Furthermore, in 2019, the Company installed a new oil gathering line to Riverside Terminal (on the Grand Mesa Pipeline), which resulted in a corresponding $1.25 to $1.50 per barrel reduction to our oil differentials for barrels transported on such gathering line. The total value of reduced oil differentials during the year ended December 31, 2020 was approximately $6.2 million. Finally, the RMI system reduces facility site footprints, leading to more cost-efficient operations, reduced emissions, and reduced surface disturbance. The net book value of the Company's RMI assets was $153.0 million as of December 31, 2020.
Current Events and Outlook
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
Due to the unprecedented drop in commodity prices that commenced in early March 2020, the Company updated its 2020 operating plan and reduced planned development activity including limited drilling and completion activity that concluded in March 2020, with a small amount of additional completion work done in July 2020.
In further response to the drop in commodity prices, our named executive officers and independent directors voluntarily reduced their compensation. Effective in early April 2020, our Chief Executive Officer’s salary was reduced by 12.5%, the other named executive officers’ salaries were each reduced by 10%, and our independent directors’ base annual cash retainers were reduced by 15%. In addition, the Company completed a 12% reduction in its workforce during the second quarter. Finally, the Company implemented approximately $8 million in LOE and RMI operating expense savings compared to the Company’s original 2020 plan.
The Company's first quarter 2021 capital budget of $35 million to $40 million assumes the beginning of completion activities on 30 gross (25.8 net) drilled, uncompleted wells. The Company is providing guidance for the first quarter of 2021 for Bonanza Creek as a stand-alone company. Additional guidance for 2021 on a combined basis will be provided after the closing of the HighPoint Acquisition. Actual capital expenditures could vary significantly based on, among other things, market conditions, commodity prices, drilling and completion costs, and well results.

Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. Comparative results of operations for the period indicated are discussed below.
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Year Ended December 31,
	2020	2019	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$172,787	$266,480	$(93,693)	(35)%
Natural gas sales(2)	20,562	24,624	(4,062)	(16)%
Natural gas liquids sales	19,311	16,060	3,251	20%
Product revenue	$212,660	$307,164	$(94,504)	(31)%

Sales Volumes:
Crude oil (MBbls)	5,019.4	5,135.9	(116.5)	(2)%
Natural gas (MMcf)	14,165.7	11,966.8	2,198.9	18%
Natural gas liquids (MBbls)	1,858.2	1,431.1	427.1	30%
Crude oil equivalent (MBoe)(3)	9,238.6	8,561.5	677.1	8%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$34.42	$51.89	$(17.47)	(34)%
Natural gas (per Mcf)	$1.45	$2.06	$(0.61)	(30)%
Natural gas liquids (per Bbl)	$10.39	$11.22	$(0.83)	(7)%
Crude oil equivalent (per Boe)(3)	$23.02	$35.88	$(12.86)	(36)%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$44.41	$52.12	$(7.71)	(15)%
Natural gas (per Mcf)	$1.40	$2.10	$(0.70)	(33)%
Natural gas liquids (per Bbl)	$10.39	$11.22	$(0.83)	(7)%
Crude oil equivalent (per Boe)(3)	$28.37	$36.07	$(7.70)	(21)%
_____________________________
(1)Crude oil sales excludes $1.7 million and $2.4 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the years ended December 31, 2020 and 2019, respectively.
(2)Natural gas sales excludes $3.7 million and $3.7 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the years ended December 31, 2020 and 2019, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for crude oil and natural gas. For the year ended December 31, 2020, the derivative cash settlement gain for oil was $50.1 million, and the derivative cash settlement loss for natural gas contracts was $0.7 million. For the year ended December 31, 2019, the derivative cash settlement gain for oil and natural gas was $1.2 million and $0.5 million, respectively. Please refer to Part II, Item 8, Note 12 - Derivatives for additional disclosures.
Product revenues decreased by 31% to $212.7 million for the year ended December 31, 2020 compared to $307.2 million for the year ended December 31, 2019. The decrease was largely due to a $12.86 or 36% decrease in oil equivalent pricing excluding the impact of derivatives, partially offset by an 8% increase in sales volumes. The increase in sales volumes is due to turning 26 gross wells to sales during the year ending December 31, 2020.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Year Ended December 31,
	2020	2019	Change	Percent Change
Operating Expenses:
Lease operating expense	$21,957	$25,249	$(3,292)	(13)%
Midstream operating expense	14,948	12,014	2,934	24%
Gathering, transportation, and processing	16,932	16,682	250	1%
Severance and ad valorem taxes	3,787	25,598	(21,811)	(85)%
Exploration	596	797	(201)	(25)%
Depreciation, depletion, and amortization	91,242	76,453	14,789	19%
Abandonment and impairment of unproved properties	37,343	11,201	26,142	233%
Bad debt expense	818	—	818	100%
Merger transaction costs	6,676	—	6,676	100%
General and administrative expense	34,936	39,668	(4,732)	(12)%
Operating expenses	$229,235	$207,662	$21,573	10%

Selected Costs ($ per Boe):
Lease operating expense	$2.38	$2.95	$(0.57)	(19)%
Midstream operating expense	1.62	1.40	0.22	16%
Gathering, transportation, and processing	1.83	1.95	(0.12)	(6)%
Severance and ad valorem taxes	0.41	2.99	(2.58)	(86)%
Exploration	0.06	0.09	(0.03)	(33)%
Depreciation, depletion, and amortization	9.88	8.93	0.95	11%
Abandonment and impairment of unproved properties	4.04	1.31	2.73	208%
Bad debt expense	0.09	—	0.09	100%
Merger transaction costs	0.72	—	0.72	100%
General and administrative expense	3.78	4.63	(0.85)	(18)%
Operating expenses	$24.81	$24.25	$0.56	2%

Operating expenses, excluding impairments and abandonments and unused commitments	$20.77	$22.94	$(2.17)	(9)%
Lease operating expense.  Our lease operating expense decreased $3.3 million, or 13%, to $22.0 million for the year ended December 31, 2020 from the year ended December 31, 2019, and decreased on an equivalent basis per Boe by 19%. The overall decrease was primarily due to reductions in pumping and gauging costs, compression costs, and several other areas implemented by the Company in a concerted effort to reduce costs in response to the decline in commodity pricing. Lease operating expense per unit decreased on a higher percentage basis due to oil equivalent sales volumes being 8% higher during the year ended December 31, 2020 as compared to the same period in 2019.
Midstream operating expense. Our midstream operating expense increased $2.9 million to $14.9 million for the year ended December 31, 2020 from $12.0 million for the year ended December 31, 2019, and increased on an equivalent basis per Boe by 16%. The increase was primarily due to a full year of costs associated with the Company's new and expanded oil gathering line connected to the Riverside Terminal that came online in July 2019.
Gathering, transportation, and processing. Gathering, transportation, and processing expense increased by $0.2 million to $16.9 million for the year ended December 31, 2020 from $16.7 million for the year ended December 31, 2019. Natural gas and NGLs sales volumes have a direct correlation to gathering, transportation, and processing expense. Although natural gas and NGLs sales volumes increased 23% between the comparable periods, a decline in fees on sales contracts partially offset the increase in gathering, transportation, and processing expense.

Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased by 85% to $3.8 million for the year ended December 31, 2020 from $25.6 million for the year ended December 31, 2019. Severance and ad valorem taxes primarily correlate to revenue. Revenues decreased by 31% for the year ended December 31, 2020 when compared to the same period in 2019. Additionally, during 2020, we refined our tax estimate based on current mill levies, taxing districts, and company results based on commodity prices, which resulted in a total non-recurring adjustment of $16.3 million. Excluding this adjustment, our severance and ad valorem taxes were $20.1 million for the year ended December 31, 2020, which is aligned with the reduction in revenues.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 19% to $91.2 million for the year ended December 31, 2020 from $76.5 million for the year ended December 31, 2019, and increased 11% on a per Boe basis during the comparable period. The increase in depreciation, depletion, and amortization expense is the result of (i) a $121.7 million increase in the depletable property base and (ii) an increase in the depletion rate driven by an 8% increase in production between the comparable periods.
Abandonment and impairment of unproved properties. During the years ended December 31, 2020 and 2019, we incurred $37.3 million and $11.2 million in abandonment and impairment of unproved properties primarily due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases. Please refer to Part II, Item 8, Note 1 - Summary of Significant Accounting Policies for additional discussion on our impairment policy and practices.
Merger transaction costs. During the year ended December 31, 2020, we incurred $6.7 million in legal, advisor, and other costs associated with the anticipated HighPoint Acquisition compared to no such costs during the comparable 2019 period.
General and administrative expense. Our general and administrative expense decreased by $4.8 million to $34.9 million for the year ended December 31, 2020, compared to $39.7 million for the year ended December 31, 2019, and decreased by 18% on a per Boe basis between the comparable periods. The decrease in general and administrative expense between the comparable periods is primarily due to a decrease in salaries, benefits, and stock compensation expense due to our reduced workforce, partially offset by an increase in severance costs. General and administrative expense per Boe decreased on a higher percentage basis due to oil equivalent sales volumes being 8% higher during the year ended December 31, 2020 as compared to the same period in 2019.
Derivative gain (loss).  Our derivative gain for the year ended December 31, 2020 was $53.5 million as compared to a loss of $37.1 million for year ended December 31, 2019. Our derivative gain is due to settlements and fair market value adjustments caused by market prices being lower than our contracted hedge prices. Please refer to Part II, Item 8, Note 12 - Derivatives for additional discussion.
Interest expense.  Our interest expense for the years ended December 31, 2020 and 2019 was $2.0 million and $2.7 million, respectively. Average debt outstanding for the years ended December 31, 2020 and 2019 was $53.2 million and $77.2 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Credit Facility	$1,760	$3,450
Commitment fees on available borrowing base under the Credit Facility	1,181	1,112
Amortization of deferred financing costs	864	494
Capitalized interest	(1,760)	(2,406)
Total interest expense, net	$2,045	$2,650

Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Credit Facility, proceeds from sales of assets, and potential proceeds from equity and/or debt capital markets. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors. To mitigate some of the pricing risk, we have hedged approximately 6,200 Bbls per day in 2021, representing approximately 50% of our oil sales volume during the three months ended December 31, 2020.
As of December 31, 2020, our liquidity was $284.7 million, consisting of cash on hand of $24.7 million and $260.0 million of available borrowing capacity on our Credit Facility. Please refer to Part II, Item 8, Note 6 - Long-term Debt for additional discussion.
We anticipate investing approximately $35 million to $40 million, which will support the beginning of completion activities on 30 gross (25.8 net) wells in the first quarter of 2021 as a stand-alone company. Additional guidance for 2021 on a combined basis will be provided after the closing of the HighPoint Acquisition.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$158,796	$224,647
Net cash used in investing activities	(63,799)	(255,158)
Net cash provided by (used in) financing activities	(81,247)	28,604
Cash, cash equivalents, and restricted cash	24,845	11,095
Acquisition of oil and gas properties	(3,210)	(14,087)
Exploration and development of oil and gas properties	(60,149)	(242,487)
Cash flows provided by operating activities
For the years ended December 31, 2020 and 2019, the cash receipts and disbursements were attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
 Expenditures for development of oil and natural gas properties are the primary use of our capital resources. The Company spent $60.1 million and $242.5 million on the exploration and development of oil and gas properties during the years ended December 31, 2020 and 2019, respectively. The decrease in capital expenditures between the periods is primarily due to reduced drilling and completion activity in response to the unprecedented drop in commodity prices between the comparable periods. The Company also spent $10.9 million less on acquisitions of oil and gas properties during the year ended December 31, 2020 when compared to the same period in 2019.
Cash flows provided by financing activities
Net cash used in financing activities for the year ended December 31, 2020 was $81.2 million, compared to cash provided by financing activities for the year ended December 31, 2019 of $28.6 million. The change was primarily due to a $110.0 million increase in net payments on our Credit Facility between the comparable periods.

Material Commitments
We had the following material commitments as of December 31, 2020 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Delivery commitments(1)	$49,701	$22,403	$27,298	$—	$—
Operating leases(2)	31,542	12,836	16,159	2,547	—
Asset retirement obligations(3)	28,699	—	14,774	396	13,529
Total	$109,942	$35,239	$58,231	$2,943	$13,529
(1)The calculation on the delivery commitments is based on the minimum gross volume commitment schedule (as defined in the NGL Crude agreement) and applicable differential fees. Please refer to Note 7 - Commitments and Contingencies for additional discussion on this agreement.
(2)The Company has included the minimum future commitments for its long-term operating leases. Such leases are reflected at undiscounted values. Please refer to Part II, Item 8, Note 2 - Leases, for additional discussion.
(3)Amounts represent our estimated future retirement obligations on a discounted basis. The discounted obligations are recorded as liabilities on our accompanying balance sheets as of December 31, 2020 and 2019. Because these costs typically extend many years into the future, management prepares estimates and makes judgments that are subject to future revisions based upon numerous factors. Please refer to Part II, Item 8, Note 10 - Asset Retirement Obligation, for additional discussion.
Credit Facility
In December 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders. The $750.0 million Credit Facility has a maturity date of December 7, 2023 and was governed by an initial borrowing base of $350.0 million. The Credit Facility borrowing base is redetermined on a semi-annual basis. In June 2020, the borrowing base and aggregate elected commitments were reduced to $260.0 million. The most recent redetermination was concluded on December 18, 2020, resulting in a reaffirmation of the borrowing base at $260.0 million. The next scheduled redetermination is set to occur in May 2021.
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

On June 18, 2020, in conjunction with the borrowing base redetermination, the Company, together with certain of its subsidiaries, entered into the First Amendment (the “First Amendment”) to the Credit Facility (as amended, restated, supplemented or otherwise modified) to, among other things: (i) implement certain anti-cash hoarding provisions, including a weekly mandatory prepayment requirement with respect to the excess of the Company's consolidated cash balance over $35.0 million; (ii) require that, in order to borrow or issue a letter of credit under the Credit Agreement, the consolidated cash balance not exceed the greater of $35.0 million (both before and after giving effect to such borrowing or letter of credit issuance), or expenditures in respect of oil and gas properties in the ordinary course of business (as agreed to by the administrative agent); (iii) decrease the maximum permitted net leverage ratio from 4.00 to 3.50 and the maximum permitted leverage ratio for purposes of making a restricted payment, restricted investment or optional or voluntary redemption from 3.25 to 2.75; (iv) increase the Eurodollar Rate margin to 2.00% to 3.00%; (v) increase the Reference Rate margin to 1.00% to 2.00%; and (vi) amend certain other covenants and provisions.
The Company was in compliance with all covenants as of December 31, 2020 and through the filing date of this report.
Our weighted-average interest rates on borrowings from the Credit Facility were 3.1% and 4.4% for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and as of the date of filing, we had a zero balance on our Credit Facility.
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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Year Ended December 31,
	2020	2019
Net income	$103,528	$67,067
Exploration	596	797
Depreciation, depletion, and amortization	91,242	76,453
Amortization of deferred financing costs	—	248
Abandonment and impairment of unproved properties	37,343	11,201
Stock-based Compensation(1)	6,156	6,886
Severance costs(1)	1,337	751
Merger transaction costs	6,676	—
(Gain) loss on property transactions, net	1,398	(1,177)
Interest expense, net	2,045	2,650
Severance and ad valorem taxes adjustment(2)	(16,291)	—
Derivative (gain) loss	(53,462)	37,145
Derivative cash settlements	49,406	1,691
Income tax benefit	(60,547)	—
Adjusted EBITDAX	$169,427	$203,712
_______________________________
(1) Included as a portion of general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (“statements of operations”).
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
Expenditures for maintenance, repairs, and minor renewals necessary to maintain properties in operating condition are expensed as incurred. Major betterments, replacements, and renewals are capitalized to the appropriate property and equipment accounts. Estimated dismantlement and abandonment costs for oil and natural gas properties are capitalized at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.
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
We record revenue in the month production is delivered to the purchaser. Payment is generally received within 30 to 60 days after the date of production. However, settlement statements for certain natural gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the period from January 1, 2020 through December 31, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company has interests with other producers in certain properties, in which case the Company uses the entitlement method to account for gas imbalances. The Company had no material gas imbalances as of December 31, 2020 and 2019.

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
We also account for uncertainty in income taxes recognized in the financial statements in accordance with GAAP by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Authoritative guidance for accounting for uncertainty in income taxes requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. We did not have any uncertain tax positions as of the year ended December 31, 2020.
Recent accounting pronouncements
Please refer to Part II, Item 8, Note 1 - Summary of Significant Accounting Policies for additional details.
Effects of Inflation and Pricing
Inflation in the United States was 1.6% in 2020, 2.3% in 2019, and 2.2% in 2018. These changes did not have a material impact on our results of operations for the periods ended December 31, 2020, 2019, and 2018. Although the impact of inflation has been relatively insignificant in recent years, it is still a factor in the United States economy, and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations, depletion expense, impairment assessments of oil and gas properties, ARO, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money, and retain personnel.
Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks.
Oil and Natural Gas Price Risk
Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil and natural gas, the global supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels, local and global politics, and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations, and capital resources. If oil and natural gas SEC prices declined by 10%, our proved reserve volumes would decrease by 2% and our PV-10 value as of December 31, 2020 would decrease by approximately 27% or $117.6 million. If oil and natural gas SEC prices increased by 10%, our proved reserve volumes would increase by 1% and our PV-10 value as of December 31, 2020 would increase by approximately 27% or $119.3 million.
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
For the oil and natural gas derivatives outstanding at December 31, 2020, a hypothetical upward or downward shift of 10% per Bbl or MMBtu in the NYMEX forward curve as of December 31, 2020 would decrease our derivative gain by $14.2 million or increase it by $13.0 million, respectively.
Interest Rates
At both December 31, 2020 and on the filing date of this report, we had a zero balance on our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or LIBOR, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of December 31, 2020 and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants.
Counterparty and Customer Credit Risk
In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions. Seven lenders under our Credit Facility are counterparties on our derivative instruments currently in place and have investment grade credit ratings.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bonanza Creek Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Bonanza Creek Energy, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Proved Oil and Gas Properties and Depletion — Estimated Proved Reserves — Refer to Note 1 to the consolidated financial statements
Critical Audit Matter Description
The Company’s capitalized costs of proved oil and gas properties are depleted using the units of production method based on estimated proved reserves, and such costs are evaluated for impairment by comparison of the carrying value of the assets to the undiscounted future net cash flows of the underlying estimated proved reserves. The development of the Company’s estimated proved reserves and the related undiscounted future net cash flows requires management to make significant estimates and assumptions related to the Company’s ability to convert proved undeveloped reserves to producing properties within five years of their initial proved booking and future oil and natural gas prices. The Company engages an independent reserve engineer to estimate oil and natural gas quantities using these estimates and assumptions and engineering data. Changes in these assumptions could materially affect the estimated quantities of the Company’s reserves. The proved oil and gas properties, net balance was $845 million, as of December 31, 2020. Depletion expense was $82.6 million for the year ended December 31, 2020. No proved oil and gas property impairment was recognized during the year ended December 31, 2020.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s estimated proved reserves and the related undiscounted future net cash flows including management’s estimates and assumptions related to (1) converting proved undeveloped reserves to producing properties within five years and (2) future oil and natural gas prices required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to converting proved undeveloped reserves to producing properties within five years and future oil and natural prices included the following, among others:
•We tested the operating effectiveness of controls related to the Company’s estimation of proved reserves, including controls relating to the five-year conversion plan and future oil and natural gas prices.
•We evaluated the reasonableness of management’s five-year conversion plan by comparing the forecasts to:
–Historical conversions of proved undeveloped oil and gas reserves into proved developed oil and gas reserves.
–The Company’s drill plan and the availability of capital relative to the drill plan.
–Internal communications to management and the Board of Directors.
–Permits and approval for expenditures.
–Forecasted information for the Denver-Julesburg basin included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated management’s estimated future oil and natural gas prices by:
–Understanding the methodology used by management for development of the future prices and comparing the estimated prices to an independently determined range of estimated future prices.
–Comparing management’s estimates to published forward pricing indices and third-party industry sources.
–Comparing the price differentials incorporated in the future oil and natural gas prices to historical realized price differentials.
•We evaluated the experience, qualifications and objectivity of management’s expert, an independent reserve engineering firm.
/s/ Deloitte & Touche LLP
Denver, Colorado
February 17, 2021
We have served as the Company's auditor since 2019.

Report of Independent Registered Accounting Firm

Board of Directors and Stockholders
Bonanza Creek Energy, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of Bonanza Creek Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

Oklahoma City, Oklahoma
February 27, 2019

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$24,743	$11,008
Accounts receivable, net:
Oil and gas sales	32,673	43,714
Joint interest and other	14,748	38,136
Prepaid expenses and other	3,574	7,048
Inventory of oilfield equipment	9,185	7,726
Derivative assets (note 12)	7,482	2,884
Total current assets	92,405	110,516
Property and equipment (successful efforts method):
Proved oil and gas properties	1,056,773	935,025
Less: accumulated depreciation, depletion, and amortization	(211,432)	(126,614)
Total proved oil and gas properties, net	845,341	808,411
Unproved properties	98,122	143,020
Wells in progress	50,609	98,750
Other property and equipment, net of accumulated depreciation of $3,737 in 2020 and $3,142 in 2019	3,239	3,394
Total property and equipment, net	997,311	1,053,575
Long-term derivative assets (note 12)	—	121
Right-of-use assets (note 2)	29,705	38,562
Deferred income tax assets (note 9)	60,520	—
Other noncurrent assets (note 4)	2,871	3,544
Total assets	$1,182,812	$1,206,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 5)	$37,425	$57,638
Oil and gas revenue distribution payable	18,613	29,021
Lease liability (note 2)	12,044	11,690
Derivative liability (note 12)	6,402	6,390
Total current liabilities	74,484	104,739
Long-term liabilities:
Credit facility (note 6)	—	80,000
Lease liability (note 2)	17,978	27,540
Ad valorem taxes	15,069	28,520
Derivative liability (note 12)	1,330	921
Asset retirement obligations for oil and gas properties (note 10)	28,699	27,908
Total liabilities	137,560	269,628
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 20,839,227 and 20,643,738 issued and outstanding as of December 31, 2020 and 2019, respectively	4,282	4,284
Additional paid-in capital	707,209	702,173
Retained earnings	333,761	230,233
Total stockholders’ equity	1,045,252	936,690
Total liabilities and stockholders’ equity	$1,182,812	$1,206,318

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Operating net revenues:
Oil and gas sales	$218,090	$313,220	$276,657
Operating expenses:
Lease operating expense	21,957	25,249	34,825
Gas plant and midstream operating expense	14,948	12,014	10,788
Gathering, transportation, and processing	16,932	16,682	9,732
Severance and ad valorem taxes	3,787	25,598	18,999
Exploration	596	797	291
Depreciation, depletion, and amortization	91,242	76,453	41,883
Abandonment and impairment of unproved properties	37,343	11,201	5,271
Unused commitments	—	—	21
Bad debt expense	818	—	—
Merger transaction costs	6,676	—	—
General and administrative expense (including $6,156, $6,886, and $7,156, respectively, of stock-based compensation)	34,936	39,668	42,453
Total operating expenses	229,235	207,662	164,263
Other income (expense):
Derivative gain (loss)	53,462	(37,145)	30,271
Interest expense, net	(2,045)	(2,650)	(2,603)
Gain (loss) on property transactions, net	(1,398)	1,177	27,324
Other income	4,107	127	800
Total other income (expense)	54,126	(38,491)	55,792
Income before income taxes	42,981	67,067	168,186
Income tax benefit	60,547	—	—
Net income	$103,528	$67,067	$168,186

Comprehensive income	$103,528	$67,067	$168,186

Net income per common share:
Basic	$4.98	$3.25	$8.20
Diluted	$4.95	$3.24	$8.16
Weighted-average common shares outstanding
Basic	20,774	20,612	20,507
Diluted	20,912	20,681	20,603

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

			Additional	Accumulated
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balances, January 1, 2018	20,453,549	$4,286	$689,068	$(5,020)	$688,334
Restricted common stock issued	84,345	—	—	—	—
Restricted stock used for tax withholdings	(25,991)	—	(863)	—	(863)
Exercise of stock options	32,037	—	1,100	—	1,100
Stock-based compensation	—	—	7,156	—	7,156
Net income	—	—	—	168,186	168,186
Balances, December 31, 2018	20,543,940	4,286	696,461	163,166	863,913
Restricted common stock issued	146,359	—	—	—	—
Restricted stock used for tax withholdings	(46,561)	(2)	(1,174)	—	(1,176)
Stock-based compensation	—	—	6,886	—	6,886
Net income	—	—	—	67,067	67,067
Balances, December 31, 2019	20,643,738	4,284	702,173	230,233	936,690
Restricted common stock issued	259,995	—	—	—	—
Restricted stock used for tax withholdings	(64,506)	(2)	(1,120)	—	(1,122)
Stock-based compensation	—	—	6,156	—	6,156
Net income	—	—	—	103,528	103,528
Balances, December 31, 2020	20,839,227	$4,282	$707,209	$333,761	$1,045,252

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$103,528	$67,067	$168,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	91,242	76,453	41,883
Deferred income tax benefit	(60,520)	—	—
Abandonment and impairment of unproved properties	37,343	11,201	5,271
Well abandonment costs and dry hole expense	(8)	172	—
Stock-based compensation	6,156	6,886	7,156
Non-cash lease component	(249)	668	—
Amortization of deferred financing costs	864	487	30
Derivative (gain) loss	(53,462)	37,145	(30,271)
Derivative cash settlements	49,406	1,691	(18,160)
(Gain) loss on property transactions, net	1,398	(1,177)	(27,324)
Other	71	3,559	(3,311)
Changes in current assets and liabilities:
Accounts receivable, net	24,945	(2,688)	(46,988)
Prepaid expenses and other assets	3,352	(2,415)	2,214
Accounts payable and accrued liabilities	(41,278)	28,320	19,953
Settlement of asset retirement obligations	(3,992)	(2,722)	(2,041)
Net cash provided by operating activities	158,796	224,647	116,598
Cash flows from investing activities:
Acquisition of oil and gas properties	(3,210)	(14,087)	(2,892)
Exploration and development of oil and gas properties	(60,149)	(242,487)	(264,231)
Proceeds from sale of oil and gas properties	—	1,757	103,134
Additions to property and equipment - non oil and gas	(440)	(341)	(387)
Net cash used in investing activities	(63,799)	(255,158)	(164,376)
Cash flows from financing activities:
Proceeds from credit facility	45,000	55,000	140,000
Payments to credit facility	(125,000)	(25,000)	(90,000)
Proceeds from exercise of stock options	—	—	1,100
Payment of employee tax withholdings in exchange for the return of common stock	(1,122)	(1,176)	(863)
Deferred financing costs	(23)	(220)	(2,239)
Principal payments on finance lease obligations	(102)	—	—
Net cash provided by (used in) financing activities	(81,247)	28,604	47,998
Net change in cash, cash equivalents, and restricted cash	13,750	(1,907)	220
Cash, cash equivalents, and restricted cash:
Beginning of period	11,095	13,002	12,782
End of period	$24,845	$11,095	$13,002
Supplemental cash flow disclosure(1):
Cash paid for interest, net of capitalization	$1,546	$4,110	$2,582
Severance and ad valorem tax refund	$—	$352	$—
Receivables exchanged for additional interests in oil and gas properties	$8,299	$—	$—
Changes in working capital related to drilling expenditures	$2,795	$30,354	$11,769
(1) Refer to Note 2 - Leases in the notes to the consolidated financial statements for discussion of right-of-use assets obtained in exchange for lease liabilities.

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
Basis of Presentation
As of December 31, 2020, the consolidated balance sheets (“balance sheets”) include the accounts of the Company and its wholly owned subsidiaries, Bonanza Creek Energy Operating Company, LLC, Holmes Eastern Company, LLC, and Rocky Mountain Infrastructure, LLC. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with the preparation of the consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of December 31, 2020, through the filing date of this report.
On August 6, 2018, the Company sold its equity interests in Bonanza Creek Energy Resources, LLC, which owned all of the outstanding equity interest in Bonanza Creek Energy Upstream LLC and Bonanza Creek Energy Midstream, LLC. These subsidiaries comprised the Company's Mid-Continent region and assets. Please refer to Note 3 - Acquisitions & Divestitures for additional discussion.
Use of Estimates
The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates and other factors, including those outside of the Company's control, such as the impact of lower commodity prices, may impact the Company's business, financial condition, results of operations, and cash flows.
Going Concern Presumption
Our consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities and other commitments in the normal course of business.
Industry Segment and Geographic Information
The Company operates in one industry segment, which is the development and production of oil, natural gas, and NGLs, and all of the Company's operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.
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
Depletion of proved oil and gas properties is computed using the units-of-production method based on produced volumes and estimated proved reserves. The computation of depletion takes into consideration restoration, dismantlement, and abandonment costs and anticipated proceeds from salvaging equipment. Because all of our oil and gas properties are currently located in a single field, we apply depletion on a single field basis. During the years ended December 31, 2020, 2019, and 2018, the Company incurred $82.6 million, $69.3 million, and $34.6 million, respectively, in depletion expense.
The Company assesses its proved oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test compares undiscounted future net cash flows to the assets' net book value. If the net capitalized costs exceed future net cash flows, based on the Company’s estimate of future reserves, oil and natural gas prices, operating costs, and production levels from oil and natural gas reserves, then the cost of the property is written down to fair value. The factors used to determine fair value are subject to the Company’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows on all developed proved reserves and risk adjusted probable and possible reserves, net of estimated operating and development costs, future commodity pricing based on the Company's internal budgeting model originating from the NYMEX strip price adjusted for basis differential, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.
The process of estimating oil and gas reserves in accordance with SEC requirements is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering, and economic data. Accordingly, these estimates are imprecise. Actual future production, oil and gas prices, differentials, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, our ability to fund estimated development cost, prevailing oil and gas prices, and other factors, many of which are beyond our control.
As of December 31, 2020, the net book value of the Company's gathering assets was $153.0 million in the accompanying balance sheets. Depreciation on the Company's gathering assets is calculated using the straight-line method over the estimated useful lives of the assets and the assets it is servicing, which is approximately 30 years.

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
During the years ended December 31, 2020, 2019, and 2018, the Company incurred $37.3 million, $11.2 million, and $5.3 million, respectively, in abandonment and impairment of unproved properties due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases.
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
Assets Held for Sale
Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to identify and expense any excess of carrying value over fair value less estimated costs to sell. Any subsequent decreases to the estimated fair value less the costs to sell impact the measurement of assets held for sale. Any properties deemed held for sale as of the balance sheet date are presented separately on the accompanying balance sheets at the lower of net book value or fair value less cost to sell. Please refer to Note 3 - Acquisitions & Divestitures for more information.

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
As further described in Note 7 - Commitments and Contingencies, one contract with NGL Crude has an additional aspect of variable consideration related to the minimum volume commitments (“MVCs”) as specified in the agreement. On an on-going basis, the Company performs an analysis of expected risk adjusted production applicable to the NGL Crude agreement based on approved production plans to determine if liquidated damages to NGL Crude are probable. As of December 31, 2020, the Company believes that the volumes delivered to NGL Crude will be in excess of the MVCs required then and for the upcoming approved production plan. As a result of this analysis, to date, no variable consideration related to potential liquidated damages has been considered in the transaction price for the NGL Crude agreement.
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
Under the product sales contracts, the Company invoices customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's product sales contracts do not give rise to contract assets or liabilities under this guidance. At December 31, 2020 and 2019, the Company's receivables from contracts with customers were $32.7 million and $43.7 million, respectively. Payment is generally received within 30 to 60 days after the date of production.
The Company records revenue in the month production is delivered to the purchaser. However, as stated above, settlement statements for certain natural gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the period from January 1, 2020 through December 31, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant.
Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating revenues:
Crude oil sales	$174,536	$268,865	$228,661
Natural gas sales	24,243	28,296	22,369
Natural gas liquids sales	19,311	16,059	25,627
Oil and gas sales	$218,090	$313,220	$276,657
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
Uncertain Tax Positions
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax returns for 2019, 2018, and 2017 are still subject to audit by the Internal Revenue Service. There were no uncertain tax positions during any period presented.
Concentrations of Credit Risk
The Company maintains cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit.
The Company is exposed to credit risk in the event of nonpayment by counterparties whose creditworthiness is continuously evaluated. For the years ended December 31, 2020, 2019, and 2018, NGL Crude Logistics accounted for 77%, 82%, and 66% of sales, respectively, and Duke Energy Field Services accounted for 9%, 6%, and 8% of sales, respectively.
Oil and Gas Derivative Activities
The Company is exposed to commodity price risk related to oil and gas prices. To mitigate this risk, the Company enters into oil and gas derivative contracts. The contracts are placed with major financial institutions and take the form of swaps, collars, or puts. The oil contracts are indexed to NYMEX WTI prices, and natural gas contracts are indexed to NYMEX HH and CIG prices, which have a high degree of historical correlation with actual prices received by the Company, before differentials. The Company recognizes all derivative instruments on the balance sheet as either assets or liabilities at fair value. For additional discussion, please refer to Note 12 - Derivatives.
Earnings Per Share
Earnings per basic and diluted share are calculated under the treasury stock method. Basic net income (loss) per common share is calculated by dividing net income (loss) by the basic weighted-average common shares outstanding for the respective period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the diluted weighted-average common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of unvested restricted stock units (“RSUs”), in-the-money outstanding stock options, unvested performance stock units (“PSUs”), and exercisable warrants. When the Company recognizes a loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted earnings per share. For additional discussion, please refer to Note 13 - Earnings Per Share.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets, which sums to the total of such amounts shown in the accompanying consolidated statements of cash flows (in thousands):

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$24,743	$11,008	$12,916
Restricted cash(1)	102	87	86
Total cash, cash equivalents, and restricted cash	$24,845	$11,095	$13,002
____________________________
(1) Included in other noncurrent assets and consists of funds for road maintenance and repairs.

Recently Issued and Adopted Accounting Standards
In June 2016, the FASB issued Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. The amended standard was adopted using a modified retrospective approach on January 1, 2020. The Company considered past events (including historical experience), current economic and industry conditions, reasonable and supportable forecasts, and lives of receivable balances and loss experience. Historically and currently, the Company's credit losses on oil and natural gas sales receivables and joint interest receivables have not been significant, and the adoption of this standard did not have a material impact on its consolidated financial statements. As of December 31, 2020, the Company has an allowance of $0.4 million established against joint interest receivables.
In August 2018, the FASB issued Update No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this update is to improve the effectiveness of fair value measurement disclosures. The new standard was adopted on January 1, 2020. The standard only impacted the form of the Company's disclosures.
In March 2020, the FASB issued Update No. 2020-04, Reference Rate Reform (Topic 848), which provides temporary optional guidance to companies impacted by the transition away from the LIBOR. The amendment provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. Further, in January 2021, the FASB issued Update No. 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. These amendments are effective upon issuance and expire on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition on the Company's consolidated financial statements.
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of December 31, 2020, and through the filing date of this report.
NOTE 2 - LEASES
The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value on the balance sheet, which include leases related to the asset classes reflected as of the dates indicated in the table below (in thousands):

	December 31,
	2020	2019
Operating Leases
Field equipment(1)	$27,537	$35,057
Corporate leases	1,481	2,462
Vehicles	468	1,043
Total right-of-use asset	$29,486	$38,562

Field equipment(1)	$27,537	$35,075
Corporate leases	1,900	3,129
Vehicles	468	1,026
Total lease liability	$29,905	$39,230

Finance Leases
Right of use asset - field equipment(1)	$219	$—
Lease liability - field equipment(1)	$117	$—
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

The following table summarizes the components of the Company's gross lease costs incurred during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost(1)	$13,957	$11,330
Finance lease cost
Amortization of ROU assets	18	—
Interest on lease liabilities	5	—
Short-term lease cost	2,058	8,169
Variable lease cost(2)	(186)	259
Sublease income(3)	(358)	(348)
Total lease cost	$15,494	$19,410
___________________________
(1)Includes office rent expense of $1.1 million for each of the years ended December 31, 2020 and 2019.
(2)Variable lease cost represents differences between lease obligations and actual costs incurred for certain leases that do not have fixed payments related to both lease and non-lease components. Such incremental costs include lease payment increases or decreases driven by market price fluctuations and leased asset maintenance costs.
(3)The Company has subleased a portion of its office space for the remainder of the office lease term.

The Company does not have any leases with an implicit interest rate that can be readily determined. As a result, the Company used the incremental borrowing rate, based on the Credit Facility benchmark rate, adjusted for facility utilization and lease term, to calculate the respective discount rates. Please refer to Note 6 - Long-term Debt for additional information.
The Company has certain lease agreements that provide for the option to extend, purchase, or terminate early, which was evaluated on each lease to arrive at the proper lease term. There were some leases for which the option to extend or purchase was factored into the resulting lease term. There were no leases where early termination was factored into the resulting lease term. The Company's weighted-average remaining lease terms and discount rates as of December 31, 2020 are as follows:

	Operating Leases	Finance Leases
Weighted-average lease term (years)	2.8	0.2
Weighted-average discount rate	3.90%	3.47%
Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,768	$10,993
Operating cash flows from finance leases	5	—
Financing cash flows from finance leases	102	—

Right-of-use assets obtained in exchange for new operating lease obligations	$8,306	$16,568
Right-of-use assets obtained in exchange for new finance lease obligations	219	—

Future commitments by year for the Company's operating and finance leases with a lease term of one year or more as of December 31, 2020 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows (in thousands):

	Operating Leases	Finance Leases
2021	$12,836	$118
2022	9,788	—
2023	6,371	—
2024	2,439	—
2025	108	—
Thereafter	—	—
Total lease payments	31,542	118
Less: imputed interest	(1,637)	(1)
Total lease liability	$29,905	$117

NOTE 3 - ACQUISITIONS & DIVESTITURES
On November 9, 2020, the Company and HighPoint Resources Corporation entered into a Merger Agreement, providing for the Company's acquisition of HighPoint. The preliminary merger consideration is expected to be $337.4 million, consisting of a combination of the issuance of shares of the Company's common stock and senior notes. Upon execution of the Merger Agreement, HighPoint paid BCEI $6.0 million in consideration for, among other things, the costs and expenses to be incurred by the Company to pursue consummation of this acquisition. The transaction is expected to close in the first half of 2021, contingent upon a number of factors disclosed in the Merger Agreement.
In August 2018, the Company entered into an agreement to simultaneously close and divest of all of its assets within its Mid-Continent region. Net proceeds, including 2019 purchase price adjustments, amounted to $103.5 million resulting in a gain of approximately $28.6 million, included in the gain (loss) on property transactions, net line item in the accompanying statements of operations.
In March 2018, the Company sold its North Park Basin assets for minimal net proceeds and full release of all current and future obligations resulting in a minimal net loss.
NOTE 4 - OTHER NONCURRENT ASSETS
Other noncurrent assets contain the following (in thousands):

	As of December 31,
	2020	2019
Operating bonds	$1,641	$1,638
Deferred financing costs	725	1,443
AMT credit refund(1)	403	376
Restricted cash	102	87
Other noncurrent assets	$2,871	$3,544
___________________________
(1)Represents the alternative minimum tax credit refund due to the Company upon application of the enacted comprehensive tax legislation that took effect on December 22, 2017.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	As of December 31,
	2020	2019
Accrued drilling and completion costs	$453	$3,248
Accounts payable trade	1,931	17,117
Accrued general and administrative expense	7,529	5,620
Accrued lease operating expense	1,793	2,187
Accrued interest expense	322	692
Accrued oil and gas hedging	—	453
Accrued production and ad valorem taxes and other	25,397	28,321
Total accounts payable and accrued expenses	$37,425	$57,638

NOTE 6 - LONG-TERM DEBT
Credit Facility
In December 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders. The $750.0 million Credit Facility has a maturity date of December 7, 2023 and was governed by an initial borrowing base of $350.0 million. The Credit Facility borrowing base is redetermined on a semi-annual basis. In June 2020, the borrowing base and aggregate elected commitments were reduced to $260.0 million. The most recent redetermination was concluded on December 18, 2020, resulting in a reaffirmation of the borrowing base at $260.0 million. The next scheduled redetermination is set to occur in May 2021.
The Credit Facility is guaranteed by all wholly owned subsidiaries of the Company and is secured by first priority security interests on substantially all assets of each Credit Party, subject to customary exceptions.
Under the original terms of the Credit Facility, borrowings bore interest at a per annum rate equal to, at the option of the Company, either (i) a LIBOR, subject to a 0% LIBOR floor plus a margin of 1.75% to 2.75%, based on the utilization of the Credit Facility (the Eurodollar Rate) or (ii) a fluctuating interest rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate, (b) the rate of interest published by the Federal Reserve Bank of New York as the federal funds effective rate, (c) the rate of interest published by the Federal Reserve Bank of New York as the overnight bank funding rate, or (d) a LIBOR offered rate for a one month interest period, subject to a 0% LIBOR floor plus a margin of 0.75% to 1.75%, based on the utilization of the Credit Facility (the Reference Rate). Interest on borrowings that bear interest at the Eurodollar Rate shall be payable on the last day of the applicable interest period selected by the Company, which shall be one, two, three, or six months, and interest on borrowings that bear interest at the Reference Rate shall be payable quarterly in arrears.
The Credit Facility contains customary representations and affirmative covenants. The Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, and (xx) dividend payments. The Credit Parties are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (i) a maximum ratio of the Company’s consolidated indebtedness (subject to certain exclusions) to EBITDAX and (ii) a current ratio, as defined in the agreement, inclusive of the unused Commitments then available to be borrowed, to not be less than 1.00 to 1.00.

On June 18, 2020, in conjunction with the borrowing base redetermination, the Company, together with certain of its subsidiaries, entered into the First Amendment to the Credit Facility (as amended, restated, supplemented or otherwise modified) to, among other things: (i) implement certain anti-cash hoarding provisions, including a weekly mandatory prepayment requirement with respect to the excess of the Company's consolidated cash balance over $35.0 million; (ii) require that, in order to borrow or issue a letter of credit under the Credit Agreement, the consolidated cash balance not exceed the greater of $35.0 million (both before and after giving effect to such borrowing or letter of credit issuance), or expenditures in respect of oil and gas properties in the ordinary course of business (as agreed to by the administrative agent); (iii) decrease the maximum permitted net leverage ratio from 4.00 to 3.50 and the maximum permitted leverage ratio for purposes of making a restricted payment, restricted investment or optional or voluntary redemption from 3.25 to 2.75; (iv) increase the Eurodollar Rate margin to 2.00% to 3.00%; (v) increase the Reference Rate margin to 1.00% to 2.00%; and (vi) amend certain other covenants and provisions. The Company was in compliance with all covenants as of December 31, 2020 and through the filing date of this report.
The Company had zero and $80.0 million outstanding on the Credit Facility as of December 31, 2020 and 2019, respectively. As of the date of this filing, the outstanding balance was zero. The Company's Credit Facility approximates fair value as the applicable interest rates are floating.
In connection with the Credit Facility, the Company capitalized a total of $2.5 million in deferred financing costs. Of the total post-amortization net capitalized amounts, (i) $0.7 million and $1.4 million as of December 31, 2020 and 2019, respectively, are presented within other noncurrent assets and (ii) $0.4 million and $0.5 million as of December 31, 2020 and 2019, respectively, are presented within prepaid expenses and other line items in the accompanying balance sheets.
Prior Credit Facility
In April 2017, the Company entered into a revolving credit facility, as the borrower, with KeyBank National Association, as the administrative agent, and certain lenders party thereto (the “Prior Credit Facility”). The borrowing base was $191.7 million and had a maturity date of March 31, 2021.
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
Interest Expense
For the years ended December 31, 2020, 2019, and 2018, the Company incurred interest expense of $3.8 million, $5.1 million, and $2.6 million respectively. The Company capitalized $1.8 million and $2.4 million of interest expense during the years ended December 31, 2020 and 2019. No interest was capitalized for the year ended December 31, 2018.
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
Commitments
The Company is party to a purchase agreement to deliver fixed determinable quantities of crude oil to NGL Crude. The NGL Crude agreement includes defined volume commitments over a term ending in 2023. Under the terms of the NGL Crude agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods. The minimum gross volume commitment will increase approximately 3% each year for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term is $49.7 million as of December 31, 2020. Upon notifying NGL Crude at least twelve months prior to the expiration date of the NGL Crude agreement, the Company may elect to extend the term of the NGL Crude agreement for up to three additional years.
The annual minimum commitment payments under the NGL Crude agreement for the next five years as of December 31, 2020 are presented below (in thousands):

NGL Crude Commitments(1)
2021	$22,403
2022	23,097
2023	4,201
2024	—
2025 and thereafter	—
Total	$49,701
___________________________
(1)The above calculation is based on the minimum volume commitment schedule (as defined in the NGL Crude agreement) and applicable differential fees.

Since the commencement of the NGL Crude agreement and through the remainder of the term of the agreement, the Company has not and does not expect to incur any deficiency payments. Refer to Note 2 - Leases for lease commitments.

NOTE 8 - STOCK-BASED COMPENSATION
Long Term Incentive Plan
In 2017, the Company adopted a Long Term Incentive Plan (the “LTIP”), as established by the Board, which allows for the issuance of RSUs, PSUs, and options, and reserved 2,467,430 shares of common stock. See below for further discussion of awards granted under the LTIP.
The Company recorded compensation expense related to the awards granted under the LTIP as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Restricted stock units	$5,283	$5,518	$5,140
Performance stock units	748	764	621
Stock options	125	604	1,395
Total stock-based compensation	$6,156	$6,886	$7,156
As of December 31, 2020, unrecognized compensation expense will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted stock units	$7,789	2023
Performance stock units	1,946	2022
Total unrecognized stock-based compensation	$9,735
Inducement Awards
During the year ended December 31, 2018, the Company granted inducement awards in the form of RSUs separate and distinct from the LTIP. The total number of inducement awards granted to employees during the year ended December 31, 2018 was 170,613, representing a total fair value of $4.6 million.
Restricted Stock Units
The LTIP allows for the issuance of RSUs to members of the Board and employees of the Company at the discretion of the Board. Each RSU represents one share of the Company's common stock to be released from restriction upon completion of the vesting period. The awards typically vest in one-third increments over three years. The RSUs are valued at the grant date share price and are recognized as general and administrative expense over the vesting period of the award.
The fair value of the RSUs granted from the LTIP during the years ended December 31, 2020, 2019, and 2018 was $4.9 million, $5.9 million, and $6.2 million, respectively.
A summary of the status and activity of non-vested restricted stock units for the year ended December 31, 2020 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	557,817	$26.95
Granted	306,945	15.90
Vested	(259,995)	15.74
Forfeited	(54,711)	24.77
Non-vested, end of year	550,056	$20.30
Cash flows resulting from excess tax benefits are to be classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock in excess of the deferred tax asset attributable to stock compensation costs for such restricted stock. The Company recorded no excess tax benefits for the periods presented.

Performance Stock Units
The LTIP allows for the issuance of PSUs to employees at the sole discretion of the Board. The number of shares of the Company’s common stock that may be issued to settle PSUs ranges from zero to two times the number of PSUs awarded. The PSUs vest in their entirety at the end of the three-year performance period. The total number of PSUs granted is split between two performance criteria. The first criterion is based on a comparison of the Company’s absolute and relative total shareholder return (“TSR”) for the performance period compared with the TSRs of a group of peer companies for the same performance period. The TSR for the Company and each of the peer companies is determined by dividing (A) (i) the volume-weighted average share price for the last 30 trading days of the performance period, minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The second criterion is based on the Company's annual return on average capital employed (“ROCE”) for each year during the three-year performance period. The split between the two performance criteria was even for the PSUs granted in 2018 and 2019, whereas the split was two-thirds weighted to the TSR criterion and one-third weighted to the ROCE criterion for the PSUs granted in 2020. Compensation expense associated with PSUs is recognized as general and administrative expense over the performance period. Because these awards depend on a combination of performance-based and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company’s expected ROCE performance. As of December 31, 2020, the Company knew and does not expect any of the ROCE portion of the PSUs granted in 2018 and 2019 to vest, respectively, and has accordingly adjusted the related compensation expense.
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
The following table presents the assumptions used to determine the fair value of the TSR portion of the PSUs:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	3	3	3
Risk-free interest rate	0.22%	2.26%	2.76%
Expected daily volatility	3.5%	2.6%	2.6%
The fair value of the PSUs granted during 2020, 2019, and 2018 was $1.9 million, $2.3 million, and $1.8 million, respectively. The PSUs granted in 2018 expired as of December 31, 2020, with zero distribution of shares to the recipients, as neither the TSR nor the ROCE performance criteria were met.

A summary of the status and activity of performance stock units for the year ended December 31, 2020 is presented below:

	Performance Stock Units(1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	153,470	$24.74
Granted	83,209	23.22
Vested	—	—
Forfeited	—	—
Expired	(51,091)	29.92
Non-vested, end of year	185,588	$22.63
___________________________
(1)The number of awards assumes that the associated performance condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.
Stock Options
The LTIP allows for the issuance of stock options to the Company's employees at the sole discretion of the Board. Options expire ten years from the grant date unless otherwise determined by the Board. Compensation expense on the stock options is recognized as general and administrative expense over the vesting period of the award. There were no stock options granted during 2020, 2019, and 2018.
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
A summary of the status and activity of non-vested stock options for the year ended December 31, 2020 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	100,714	$34.36
Granted	—	—
Exercised	—	—
Forfeited	(28,346)	34.36
Outstanding, end of year	72,368	$34.36	6.3	$—
Options outstanding and exercisable	72,368	$34.36	6.3	$—

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
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense
Federal	$(27)	$—	$—
State	—	—	—
Total current tax expense	(27)	—	—
Deferred tax benefit
Federal	(53,784)	—	—
State	(6,736)	—	—
Total deferred tax benefit	(60,520)	—	—
Total income tax benefit	$(60,547)	$—	$—
Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to the net deferred tax asset result from the following components (in thousands):

	As of December 31,
	2020	2019
Deferred tax liabilities:
Oil and gas properties	$89,867	$79,187
Right-of-use assets	7,306	9,508
Total deferred tax liabilities	97,173	88,695
Deferred tax assets:
Federal and state tax net operating loss carryforward	138,372	139,546
Derivative instruments	61	1,062
Reclamation costs	7,058	6,881
Stock compensation	1,653	2,209
Inventory	1,598	1,577
Lease liability	7,384	9,673
Pending acquisition costs	1,478	—
Other long-term assets	89	300
Total deferred tax assets	157,693	161,248
Less: Valuation allowance	—	72,553
Total deferred tax assets after valuation allowance	157,693	88,695
Total non-current net deferred tax asset	$60,520	$—

The Company has $579.4 million and $582.8 million of net operating loss carryovers for federal income tax purposes as of December 31, 2020 and 2019, respectively. Federal net operating loss carryforwards incurred prior to January 1, 2018 of $465.7 million will begin to expire in 2036. Federal net operating loss carryforwards incurred after December 31, 2017 of $113.7 million have no expiration and can only be used to offset 80% of taxable income when utilized.

The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available (both positive and negative) evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. The Company has cumulative book income for the prior three years and is forecasting future book income, which resulted in the full valuation allowance of $72.6 million, that was recorded against the Company's deferred tax asset as of December 31, 2019, to be removed. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, changes in valuation allowances, rate changes, and other permanent differences, as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal statutory tax expense	$9,026	$14,084	$35,319
Increase (decrease) in tax resulting from:
State tax expense net of federal benefit	1,694	2,537	6,556
Prior year true-up	292	(579)	(458)
Stock compensation	690	197	854
Permanent differences	36	128	61
State rate change	124	—	(421)
NOL Adjustment	—	—	5,973
Section 162(m) limitation	144	156	—
Valuation allowance	(72,553)	(16,523)	(47,884)
Total income tax benefit	$(60,547)	$—	$—
During the year ended December 31, 2020, the decrease in tax rate was primarily due to fully removing the valuation allowance against net deferred tax assets and net income decreasing between the comparable periods. There was $60.5 million of deferred income tax benefit in the accompanying statements of operations. The valuation allowance decreased by $72.6 million to zero in 2020 when compared to the same period in 2019 due to both current and forecasted book income.
During the year ended December 31, 2019, there were no deferred income tax benefits or expense in the accompanying statements of operations. The valuation allowance decreased by $16.5 million to $72.6 million in 2019 when compared to the same period in 2018. The Company's net income decreased between the comparable periods causing the federal tax benefit to decrease.
During the year ended December 31, 2018, the decrease in tax rate was primarily due to placing a valuation allowance against net deferred tax assets. There was no deferred income tax benefits or expense in the accompanying statements of operations. The valuation allowance decreased to $89.1 million in 2018 due to improvement of operational results. Net operating losses are inherently subject to changes in ownership. The net operating loss adjustment was derived from the write-off of the Company's Mid-Continent tax attributes upon the sale of those assets.
The Company had no unrecognized tax benefits as of December 31, 2020, 2019, and 2018. The tax returns for 2019, 2018, and 2017 are still subject to audit by the Internal Revenue Service.
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

A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$27,908	$29,405
Additional liabilities incurred	357	228
Accretion expense	1,004	1,467
Liabilities settled	(2,464)	(2,443)
Revisions to estimate	1,894	(749)
Balance, end of year	$28,699	$27,908
Revisions to estimates for the year ended December 31, 2020 were primarily a result of increased abandonment costs and decreased estimated economic well lives. Revisions to estimates for the year ended December 31, 2019 were primarily a result of decreased abandonment costs.
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

Derivatives
Fair value of all derivative instruments are estimated with industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value of money, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. All valuations were compared against counterparty statements to verify the reasonableness of the estimate. The Company’s commodity swaps, collars, and puts were validated by observable transactions for the same or similar commodity options using the NYMEX futures index and were designated as Level 2 within the valuation hierarchy. The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 and their classification within the fair value hierarchy (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3
Derivative assets	$—	$7,482	$—
Derivative liabilities	$—	$7,732	$—

	As of December 31, 2019
	Level 1	Level 2	Level 3
Derivative assets	$—	$3,005	$—
Derivative liabilities	$—	$7,311	$—
Proved Oil and Gas Properties
Proved oil and gas property costs are evaluated for impairment on a nonrecurring basis and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows of the underlying oil and gas reserves. Depending on the availability of data, the Company uses Level 3 inputs and either the income valuation technique, which converts future amounts to a single present value amount to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management, or the market valuation approach. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the Company's internal budgeting model derived from the NYMEX strip pricing, adjusted for management estimates and basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved oil and gas property impairments during the years ended December 31, 2020 and 2019.
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

As of December 31, 2020, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
1Q21
Cashless Collar	3,000	$43.67/$53.58	30,000	$2.25/$2.57	—	—	—	—
Swap	5,000	$54.48	—	—	20,000	$0.43	—	—
2Q21
Cashless Collar	2,500	$34.40/$49.82	20,000	$2.25/$2.52	—	—	—	—
Swap	4,000	$54.13	—	—	20,000	$0.43	—	—
3Q21
Cashless Collar	3,000	$30.00/$50.62	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	2,500	$54.45	—	—	20,000	$0.43	—	—
4Q21
Cashless Collar	4,000	$30.63/$50.34	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	1,000	$55.20	—	—	20,000	$0.43	—	—
1Q22
Cashless Collar	3,500	$31.43/$51.00	—	—	—	—	20,000	$2.15/$2.75
2Q22
Cashless Collar	2,000	$32.50/$54.85	—	—	—	—	20,000	$2.15/$2.75
3Q22
Cashless Collar	1,000	$35.00/$54.88	—	—	—	—	—	—
4Q22
Cashless Collar	500	$35.00/$55.00	—	—	—	—	—	—

As of the filing date of this report, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
1Q21
Cashless Collar	3,000	$43.67/$53.58	30,000	$2.25/$2.57	—	—	—	—
Swap	5,000	$54.48	—	—	20,000	$0.43	—	—
2Q21
Cashless Collar	2,500	$34.40/$49.82	20,000	$2.25/$2.52	—	—	—	—
Swap	4,000	$54.13	—	—	20,000	$0.43	—	—
3Q21
Cashless Collar	3,000	$30.00/$50.62	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	2,500	$54.45	—	—	20,000	$0.43	—	—
4Q21
Cashless Collar	4,000	$30.63/$50.34	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	1,000	$55.20	—	—	20,000	$0.43	—	—
1Q22
Cashless Collar	4,000	$31.88/$51.83	—	—	—	—	20,000	$2.15/$2.75
2Q22
Cashless Collar	2,500	$33.00/$55.41	—	—	—	—	20,000	$2.15/$2.75
3Q22
Cashless Collar	1,000	$35.00/$54.88	—	—	—	—	—	—
4Q22
Cashless Collar	500	$35.00/$55.00	—	—	—	—	—	—

Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Derivative Assets:
Commodity contracts - current	$7,482	$2,884
Commodity contracts - noncurrent	—	121
Derivative Liabilities:
Commodity contracts - current	(6,402)	(6,390)
Commodity contracts - long-term	(1,330)	(921)
Total derivative liabilities, net	$(250)	$(4,306)

The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Derivative cash settlement gain (loss):
Oil contracts	$50,133	$1,185	$(17,700)
Gas contracts	(727)	506	(460)
Total derivative cash settlement gain (loss)(1)	49,406	1,691	(18,160)
Change in fair value gain (loss)	4,056	(38,836)	48,431
Total derivative gain (loss)(1)	$53,462	$(37,145)	$30,271
___________________________
(1)Total derivative gain (loss) and total derivative cash settlement gain (loss) for each of the periods presented above is reported in the derivative (gain) loss line item and derivative cash settlements line item in the accompanying statements of cash flows, within the cash flows from operating activities.
NOTE 13  - EARNINGS PER SHARE
The Company issues RSUs, which represent the right to receive, upon vesting, one share of the Company's common stock. The number of potentially dilutive shares related to RSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the vesting period. The Company issues PSUs, which represent the right to receive, upon settlement of the PSUs, a number of shares of the Company's common stock that ranges from zero to two times the number of PSUs granted on the award date. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the performance period applicable to such PSUs. The Company issued stock options and warrants, which both represent the right to purchase the Company's common stock at a specified price. The number of potentially dilutive shares related to the stock options and warrants is based on the number of shares, if any, that would be exercisable at the end of the respective reporting period, assuming the date was the end of such stock options' or warrants' term.
Please refer to Note 8 - Stock-Based Compensation for additional discussion.

The Company uses the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income	$103,528	$67,067	$168,186

Basic net income per common share	$4.98	$3.25	$8.20
Diluted net income per common share	$4.95	$3.24	$8.16

Weighted-average shares outstanding - basic	20,774	20,612	20,507
Add: dilutive effect of contingent stock awards	138	69	96
Weighted-average shares outstanding - diluted	20,912	20,681	20,603
There were 248,744, 269,208, and 170,755 shares that were anti-dilutive for the years ended December 31, 2020, 2019, and 2018 respectively. The exercise price of the Company's warrants was in excess of the Company's stock price; therefore, they were excluded from the earnings per share calculation. The Company's warrants expired on April 30, 2020.
NOTE 14 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
The Company’s oil and natural gas activities are located entirely within the United States. Costs incurred in oil and natural gas producing activities are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Acquisition(1)	$11,296	$12,901	$2,861
Development(2)(3)	55,934	209,535	304,197
Exploration	595	796	294
Total	$67,825	$223,232	$307,352
_________________________
(1)Acquisition costs for unproved properties for the years ended December 31, 2020, 2019, and 2018 were $2.3 million, $4.2 million, and $2.5 million, respectively. There were $9.0 million, $8.7 million, and $0.4 million in acquisition costs for proved properties for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)Development costs include workover costs of $1.2 million, $1.4 million, and $5.6 million charged to lease operating expense for the years ended December 31, 2020, 2019, and 2018, respectively.
(3)Includes amounts relating to asset retirement obligations of $(1.0) million, $(0.9) million, and $(9.0) million, for the years ended December 31, 2020, 2019, and 2018, respectively.
Suspended Well Costs
The Company did not incur any exploratory well costs during the years ended December 31, 2020, 2019, and 2018.
Reserves
The proved reserve estimates were prepared by our third party independent reserve engineers, which were Ryder Scott at December 31, 2020 and NSAI for the estimates at December 31, 2019 and 2018. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.

All of the Company’s oil, natural gas liquids, and natural gas reserves are attributable to properties within the United States. A summary of the Company's changes in quantities of proved oil, natural gas liquids, and natural gas reserves for the years ended December 31, 2020, 2019, and 2018 are as follows:

		Natural	Natural
	Oil	Gas	Gas Liquids
	(MBbl)	(MMcf)	(MBbl)
Balance-December 31, 2017	52,928	157,669	22,815
Extensions, discoveries and infills(1)	18,390	31,471	5,197
Production	(3,841)	(8,567)	(1,140)
Sales of minerals in place	(6,236)	(20,534)	(1,499)
Removed from capital program(2)	(1,442)	(3,246)	(544)
Revisions to previous estimates(3)	4,555	8,219	101
Balance-December 31, 2018	64,354	165,012	24,930
Extensions, discoveries and infills(1)	8,825	20,604	3,123
Production	(5,136)	(11,967)	(1,431)
Sales of minerals in place	(52)	(110)	(18)
Removed from capital program(2)	(4,926)	(11,508)	(1,862)
Purchases of minerals in place	303	627	102
Revisions to previous estimates(3)	1,045	49,542	(2,683)
Balance-December 31, 2019	64,413	212,200	22,161
Extensions, discoveries and infills(1)	9,376	32,172	3,269
Production	(5,019)	(14,166)	(1,858)
Sales of minerals in place	—	—	—
Removed from capital program(2)	(14,120)	(33,886)	(3,141)
Purchases of minerals in place	1,430	5,457	570
Revisions to previous estimates(3)	(3,287)	33,951	5,110
Balance-December 31, 2020	52,793	235,728	26,111

Proved developed reserves:
December 31, 2018	23,725	79,630	11,703
December 31, 2019	25,397	105,840	11,566
December 31, 2020	24,320	123,220	14,315
Proved undeveloped reserves:
December 31, 2018	40,629	85,382	13,227
December 31, 2019	39,016	106,360	10,595
December 31, 2020	28,473	112,508	11,796
________________________
(1)During the years ended December 31, 2020, 2019, and 2018, horizontal development in the Wattenberg Field resulted in additions in extensions, discoveries, and infills of 18.0 MMBoe, 15.4 MMBoe, and 28.8 MMBoe, respectively.
(2)   During the years ended December 31, 2020, 2019, and 2018, proved undeveloped reserves were reduced by 22.9 MMBoe, 8.7 MMBoe, and 2.5 MMBoe respectively, primarily due to the removal of proved undeveloped locations from our five-year drilling program.
(3)   As of December 31, 2020, the Company revised its proved reserves upward by 7.5 MMBoe primarily driven by 12.3 MMBoe in positive engineering revisions. The commodity prices at December 31, 2020 decreased to $39.57 per Bbl WTI and $1.99 per MMBtu HH from $55.85 per Bbl WTI and $2.58 per MMBtu HH at December 31, 2019, resulting in a partially offsetting negative revision of 4.8 MMBoe.

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
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Future cash flows	$2,230,012	$3,827,009	$4,742,180
Future production costs	(675,755)	(1,029,140)	(1,585,032)
Future development costs	(530,970)	(850,327)	(925,640)
Future income tax expense	—	—	—
Future net cash flows	1,023,287	1,947,542	2,231,508
10% annual discount for estimated timing of cash flows	(586,233)	(1,089,395)	(1,276,528)
Standardized measure of discounted future net cash flows	$437,054	$858,147	$954,980
Future cash flows as shown above were reported without consideration for the effects of derivative transactions outstanding at period end.

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning of period	$858,147	$954,980	$598,498
Sale of oil and gas produced, net of production costs	(160,466)	(233,677)	(204,566)
Net changes in prices and production costs	(641,137)	(372,233)	365,952
Net changes in extensions, discoveries and improved recoveries	(54,269)	45,728	153,691
Development costs incurred	42,325	185,086	127,788
Changes in estimated development cost	220,964	81,358	(52,260)
Purchases of minerals in place	12,372	10,135	—
Sales of minerals in place	—	(309)	(115,742)
Revisions of previous quantity estimates	60,754	79,637	12,341
Net change in income taxes	—	—	—
Accretion of discount	85,815	95,498	59,850
Changes in production rates and other	12,549	11,944	9,428
End of period	$437,054	$858,147	$954,980
The average wellhead prices used in determining future net revenues related to the standardized measure calculation as of December 31, 2020, 2019, and 2018 were calculated using the twelve-month arithmetic average of first-day-of-the-month prices inclusive of adjustments for quality and location.

	Year Ended December 31,
	2020	2019	2018
Oil (per Bbl)	$34.96	$51.22	$59.29
Gas (per Mcf)	$0.95	$1.44	$2.28
Natural gas liquids (per Bbl)	$6.12	$10.07	$22.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As disclosed in our Current Report on Form 8-K, filed on June 19, 2019, we engaged Deloitte & Touche LLP (“Deloitte”) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements starting with the fiscal year ending December 31, 2019, and dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered accounting firm. The decision to change the Company’s independent registered accounting firm from Grant Thornton to Deloitte was approved by the Audit Committee of the Board.
During the fiscal year ended December 31, 2018 and through June 19, 2019, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, that if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference thereto in its reports on the Company’s financial statements for such years.
During the fiscal year ended December 31, 2018 and the subsequent interim period through June 19, 2019, there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020. Management included in its assessment of internal control over financial reporting all consolidated entities.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2020, which is included in the consolidated financial statements in Item 8, Part II of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bonanza Creek Energy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bonanza Creek Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements.
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
Denver, Colorado
February 17, 2021

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
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
Item 11. Executive Compensation.
The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transaction and Director Independence.
The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:
(1)Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2)Financial Statement Schedules:
None.
(3)Exhibits:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of November 9, 2020, by and among Bonanza Creek Energy, Inc., Boron Merger Sub, Inc. and HighPoint Resources Corporation (incorporated by reference to Exhibit 2.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on November 9, 2020)

2.2
Amendment No. 1 to the Agreement and Plan of Merger, by and among Bonanza Creek Energy, Inc., Boron Merger Sub, Inc. and HighPoint Resources Corporation, dated as of January 29, 2021 (incorporated by reference to Exhibit 2.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on February 1, 2021)

3.1
Third Amended and Restated Certificate of Incorporation of Bonanza Creek Energy, Inc. (incorporated by reference to Exhibit 3.1 to Bonanza Creek Energy, Inc.’s Registration Statement on Form 8-A filed on April 28, 2017)

3.2	Fourth Amended and Restated Bylaws of Bonanza Creek Energy, Inc. (incorporated by reference to Exhibit 3.2 to Bonanza Creek Energy, Inc.’s Registration Statement on Form 8-A filed on April 28, 2017)
3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Bonanza Creek Energy, Inc. (incorporated by reference to Exhibit 3.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on November 9, 2020)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to Bonanza Creek Energy, Inc.’s Annual Report on Form 10-K filed February 28, 2020)
4.2
Tax Benefits Preservation Plan, dated as of November 9, 2020, by and between Bonanza Creek Energy, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on November 9, 2020)

10.1
Warrant Agreement dated as of April 28, 2017, among Bonanza Creek Energy, Inc. and Broadridge Investor Communication Solutions, Inc. as warrant agent (incorporated by reference to Exhibit 10.2 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 28, 2017)

10.2*	Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 28, 2017)
10.3*
Form of Non-Qualified Stock Option Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 28, 2017)

10.4*
Form of Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 28, 2017)

10.5*
Form of Officer Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on May 22, 2018)

10.6*
Form of NYSE Inducement Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 5, 2018)

10.7*
Form of Independent Director Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Bonanza Creek Energy, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2019)

10.8*
Form of Performance Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on May 22, 2018)

10.9*
Form of Officer Performance Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Bonanza Creek Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2020)

10.10*
Bonanza Creek Energy, Inc. Sixth Amended and Restated Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.4 to Bonanza Creek Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2019)

10.11*
Form of Indemnification Agreement between Bonanza Creek Energy, Inc. and the directors and executive officers of Bonanza Creek Energy, Inc (incorporated by reference to Exhibit 10.7 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 28, 2017)

10.12*
Letter Agreement dated June 20, 2019 between Bonanza Creek Energy, Inc. and Sandra Garbiso (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.'s Current Report on Form 8-K filed on June 20, 2019)

10.13*
Employment Letter Agreement dated March 30, 2018 between Bonanza Creek Energy, Inc. and Eric T. Greager (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 5, 2018)

10.14*
Employment Letter Agreement dated November 12, 2018 between Bonanza Creek Energy, Inc. and Brant H. DeMuth (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on November 13, 2018)

10.15*	Form of Officer Employment/Promotion Letter Agreement (incorporated by references to Exhibit 10.22 to Bonanza Creek Energy, Inc.’s Annual Report on Form 10-K filed February 28, 2020)
10.16
Credit Agreement, dated as of December 7, 2018, among Bonanza Creek Energy, Inc. as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.'s Current Report on Form 8-K filed on December 10, 2018)

10.17
First Amendment to Credit Agreement dated June 18, 2020, to the Credit Agreement dated as of December 7, 2018, among Bonanza Creek Energy, Inc., as borrower, the guarantors party thereto, JPMorgan Chase Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.'s Current Report on Form 8-K filed on June 22, 2020).

10.18
Voting and Support Agreement, dated as of November 9, 2020, by and among Bonanza Creek Energy, Inc., Boron Merger Sub, Inc., HighPoint Resources Corporation and Fifth Creek Energy Company, LLC (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on November 9, 2020)

10.19
Transaction Support Agreement, dated as of November 9, 2020, by and among HighPoint Resources Corporation, HighPoint Resources Corporation, HighPoint Operating Corporation, Fifth Pocket Production, LLC, HPR Consenting 7% Noteholders, HPR Consenting 8.75% Noteholders, and HPR Consenting Shareholders (as such terms are defined therein) (incorporated by reference to Exhibit 10.2 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on November 9, 2020)

16.1
Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated June 25, 2019 (incorporated by reference to Exhibit 16.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on June 25, 2019)

21.1	List of subsidiaries (incorporated by references to Exhibit 21.1 to Bonanza Creek Energy, Inc.’s Annual Report on Form 10-K filed February 28, 2020)
23.1†	Consent of Deloitte & Touche LLP
23.2†	Consent of Grant Thornton LLP
23.3†	Consent of Independent Petroleum Engineers, Ryder Scott Company, L.P.
23.4†	Consent of Independent Petroleum Engineers, Netherland, Sewell & Associates, Inc.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1†	Report of Independent Petroleum Engineers, Ryder Scott Company, L.P., for reserves as of December 31, 2020
101†
The following material from the Bonanza Creek Energy, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (and related periods), formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

BONANZA CREEK ENERGY, INC.
Date:	February 17, 2021	By:	/s/ Eric T. Greager
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

Date:	February 17, 2021	By:	/s/ Eric T. Greager
Eric T. Greager, President and Chief Executive Officer (principal executive officer)
Date:	February 17, 2021	By:	/s/ Brant DeMuth
Brant DeMuth, Executive Vice President and Chief Financial Officer (principal financial officer)
Date:	February 17, 2021	By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso, Vice President and Chief Accounting Officer (principal accounting officer)
Date:	February 17, 2021	By:	/s/ Brian Steck
Brian Steck, Chairman of the Board
Date:	February 17, 2021	By:	/s/ Carrie Hudak
Carrie Hudak, Director
Date:	February 17, 2021	By:	/s/ Paul Keglevic
Paul Keglevic, Director
Date:	February 17, 2021	By:	/s/ Jack E. Vaughn
Jack E. Vaughn, Director
Date:	February 17, 2021	By:	/s/ Scott D. Vogel
Scott D. Vogel, Director
Date:	February 17, 2021	By:	/s/ Jeffrey E. Wojahn
Jeffrey E. Wojahn, Director