Form 10-Q
period 2021-03-31
Bonanza Creek Energy, Inc.
filed 2021-05-03
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐  No
As of April 30, 2021, the registrant had 30,732,645 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$38,695	$24,743
Accounts receivable, net:
Oil and gas sales	37,644	32,673
Joint interest and other	15,495	14,748
Prepaid expenses and other	3,468	3,574
Inventory of oilfield equipment	9,601	9,185
Derivative assets (note 10)	—	7,482
Total current assets	104,903	92,405
Property and equipment (successful efforts method):
Proved properties	1,096,588	1,056,773
Less: accumulated depreciation, depletion, and amortization	(229,877)	(211,432)
Total proved properties, net	866,711	845,341
Unproved properties	98,194	98,122
Wells in progress	43,664	50,609
Other property and equipment, net of accumulated depreciation of $3,871 in 2021 and $3,737 in 2020	3,143	3,239
Total property and equipment, net	1,011,712	997,311
Long-term derivative assets (note 10)	92	—
Right-of-use assets (note 3)	28,127	29,705
Deferred income tax assets (Note 12)	60,564	60,520
Other noncurrent assets	2,888	2,871
Total assets	$1,208,286	$1,182,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$39,607	$37,425
Oil and gas revenue distribution payable	23,720	18,613
Lease liability (note 3)	12,400	12,044
Derivative liability (note 10)	18,549	6,402
Total current liabilities	94,276	74,484
Long-term liabilities:
Credit facility (note 5)	—	—
Lease liability (note 3)	15,939	17,978
Ad valorem taxes	21,226	15,069
Derivative liability (note 10)	1,421	1,330
Asset retirement obligations for oil and gas properties (note 9)	28,664	28,699
Total liabilities	161,526	137,560
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 20,839,727 and 20,839,227 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4,282	4,282
Additional paid-in capital	708,836	707,209
Retained earnings	333,642	333,761
Total stockholders’ equity	1,046,760	1,045,252
Total liabilities and stockholders’ equity	$1,208,286	$1,182,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating net revenues:
Oil and gas sales	$74,159	$60,405
Operating expenses:
Lease operating expense	5,731	5,699
Midstream operating expense	3,905	4,014
Gathering, transportation, and processing	4,967	3,481
Severance and ad valorem taxes	4,604	5,173
Exploration	96	373
Depreciation, depletion, and amortization	18,823	21,584
Abandonment and impairment of unproved properties	—	30,057
Bad debt expense	—	576
Merger transaction costs	3,295	—
General and administrative expense (including $1,612 and $1,239, respectively, of stock-based compensation)	9,251	9,429
Total operating expenses	50,672	80,386
Other income (expense):
Derivative gain (loss)	(23,419)	100,419
Interest expense, net	(419)	(217)
Other income (expense)	188	(1,670)
Total other income (expense)	(23,650)	98,532
Income (loss) from operations before taxes	(163)	78,551
Income tax benefit	44	—
Net income (loss)	$(119)	$78,551

Comprehensive income (loss)	$(119)	$78,551

Net income (loss) per common share:
Basic	$(0.01)	$3.80
Diluted	$(0.01)	$3.80
Weighted-average common shares outstanding:
Basic	20,839	20,649
Diluted	20,839	20,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2020	20,839,227	$4,282	$707,209	$333,761	$1,045,252
Restricted common stock issued	109	—	—	—	—
Stock used for tax withholdings	(38)	—	—	—	—
Exercise of stock options	429	—	15	—	15
Stock-based compensation	—	—	1,612	—	1,612
Net loss	—	—	—	(119)	(119)
Balances, March 31, 2021	20,839,727	$4,282	$708,836	$333,642	$1,046,760

Balances, December 31, 2019	20,643,738	$4,284	$702,173	$230,233	$936,690
Restricted common stock issued	13,674	—	—	—	—
Stock used for tax withholdings	(2,330)	—	(61)	—	(61)
Stock-based compensation	—	—	1,239	—	1,239
Net income	—	—	—	78,551	78,551
Balances, March 31, 2020	20,655,082	$4,284	$703,351	$308,784	$1,016,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(119)	$78,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	18,823	21,584
Deferred income tax benefit	(44)	—
Abandonment and impairment of unproved properties	—	30,057
Well abandonment costs and dry hole expense	—	(8)
Stock-based compensation	1,612	1,239
Non-cash lease component	(84)	(51)
Amortization of deferred financing costs	93	123
Derivative (gain) loss	23,419	(100,419)
Derivative cash settlement gain (loss)	(3,791)	11,254
Other	—	(4,240)
Changes in current assets and liabilities:
Accounts receivable, net	(5,718)	19,182
Prepaid expenses and other assets	106	1,100
Accounts payable and accrued liabilities	9,073	(9,768)
Settlement of asset retirement obligations	(406)	(610)
Net cash provided by operating activities	42,964	47,994
Cash flows from investing activities:
Acquisition of oil and gas properties	(180)	(284)
Exploration and development of oil and gas properties	(28,730)	(26,225)
Additions to property and equipment - non oil and gas	(38)	(362)
Net cash used in investing activities	(28,948)	(26,871)
Cash flows from financing activities:
Proceeds from credit facility	—	15,000
Payments to credit facility	—	(36,000)
Proceeds from exercise of stock options	15	—
Payment of employee tax withholdings in exchange for the return of common stock	—	(61)
Deferred financing costs	(58)	—
Principal payments on finance lease obligations	(21)	(10)
Net cash used in financing activities	(64)	(21,071)
Net change in cash, cash equivalents, and restricted cash	13,952	52
Cash, cash equivalents, and restricted cash:
Beginning of period	24,845	11,095
End of period	$38,797	$11,147
Supplemental cash flow disclosure(1):
Cash paid for interest, net of capitalization	$318	$246
Changes in working capital related to drilling expenditures	$(4,371)	$(13,532)
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
The financial information as of December 31, 2020, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in our 2020 Form 10-K. The Company follows the same accounting principles for preparing quarterly and annual reports. In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of March 31, 2021, through the filing date of this report.
Principles of Consolidation
The condensed consolidated balance sheets (“balance sheets”) include the accounts of the Company and its wholly owned subsidiaries, Bonanza Creek Energy Operating Company, LLC, Holmes Eastern Company, LLC, and Rocky Mountain Infrastructure, LLC. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Further these estimates and other factors, including those outside of the Company's control, such as the impact of lower commodity prices, may impact the Company's business, financial condition, results of operations and cash flows.
Industry Segment and Geographic Information
The Company operates in one industry segment, which is the development and production of oil, natural gas, and natural gas liquids (“NGLs”), and all of the Company's operations are conducted in the continental United States.
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
As further described in Note 6 - Commitments and Contingencies, one contract with NGL Crude Logistics, LLP (“NGL Crude”, known as the “NGL Crude agreement”) has an additional aspect of variable consideration related to the minimum volume commitments (“MVCs”) as specified in the agreement. On an on-going basis, the Company performs an analysis of expected risk adjusted production applicable to the NGL Crude agreement based on approved production plans to determine if liquidated damages to NGL Crude are probable. As of March 31, 2021, the Company believes that the volumes delivered to NGL Crude will be in excess of the MVCs required then and for the upcoming approved production plan. As a result of this analysis, to date, no variable consideration related to potential liquidated damages has been considered in the transaction price for the NGL Crude agreement.
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
Under the product sales contracts, the Company invoices customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's product sales contracts do not give rise to contract assets or liabilities under this guidance. At March 31, 2021 and December 31, 2020, the Company's receivables from contracts with customers were $37.6 million and $32.7 million, respectively. Payment is generally received within 30 to 60 days after the date of production.
The Company records revenue in the month production is delivered to the purchaser. However, as stated above, settlement statements for certain natural gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the period from January 1, 2021 through March 31, 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant.
Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Crude oil sales	$50,064	$51,146
Natural gas sales	13,132	6,018
Natural gas liquids sales	10,963	3,241
Oil and gas sales	$74,159	$60,405
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets, which sums to the total of such amounts shown in the accompanying condensed consolidated statements of cash flows (“statements of cash flows”) (in thousands):

	As of March 31,
	2021	2020
Cash and cash equivalents	$38,695	$11,052
Restricted cash(1)	102	95
Total cash, cash equivalents, and restricted cash	$38,797	$11,147
__________________________
(1) Included in other noncurrent assets and consists of funds for road maintenance and repairs.

Unproved Property
Unproved oil and gas property costs are evaluated for impairment when there is an indication that the carrying costs may not be fully recoverable. During the three months ended March 31, 2021, the Company did not incur any abandonment and impairment of unproved properties compared to $30.1 million during the three months ended March 31, 2020 due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability.
Accounting Pronouncements Recently Adopted and Issued
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
There are no other accounting standards applicable to the Company that would have a material effect on the Company's condensed consolidated financial statements and disclosures that have been issued but not yet adopted by the Company as of March 31, 2021, and through the filing date of this report.
NOTE 3 - LEASES
The Company's right-of-use assets and lease liabilities are recognized at their discounted present value on the balance sheet, which include leases related to the asset classes reflected as of the dates indicated in the table below (in thousands):

	March 31, 2021	December 31, 2020
Operating leases
Field equipment(1)	$26,350	$27,537
Corporate leases	1,201	1,481
Vehicles	357	468
Total right-of-use asset	$27,908	$29,486

Field equipment(1)	$26,350	$27,537
Corporate leases	1,536	1,900
Vehicles	357	468
Total lease liability	$28,243	$29,905

Finance leases
Right-of-use asset - field equipment(1)	$219	$219
Lease liability - field equipment(1)	$96	$117
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

The following table summarizes the components of the Company's gross lease costs incurred during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost(1)	$3,337	$3,491
Finance lease cost:
Amortization of right-of-use assets	3	2
Interest on lease liabilities	1	1
Short-term lease cost	47	1,590
Variable lease cost(2)	(30)	91
Sublease income(3)	(92)	(89)
Total lease cost	$3,266	$5,086
____________________________
(1) Includes office rent expense of $0.3 million for each of the three months ended March 31, 2021 and 2020.
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
The Company has certain lease agreements that provide for the option to extend, purchase, or terminate early, which was evaluated on each lease to arrive at the proper lease term. There were some leases for which the option to extend or purchase was factored into the resulting lease term. There were no leases where early termination was factored into the resulting lease term. The Company's weighted-average remaining lease terms and discount rates for operating leases as of March 31, 2021 are as follows:

Operating Leases
Weighted-average lease term (years)	2.6
Weighted-average discount rate	3.81%
Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,150	$3,133
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	21	10

Right-of-use assets obtained in exchange for new operating lease obligations	$1,489	$5,444
Right-of-use assets obtained in exchange for new finance lease obligations	—	219

As of March 31, 2021, future commitments by year for the Company's operating and finance leases with a lease term of one year or more are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows (in thousands):

	Operating Leases	Finance Leases(1)
Remainder of 2021	$10,151	$96
2022	10,448	—
2023	6,430	—
2024	2,471	—
2025	139	—
Thereafter	5	—
Total lease payments	29,644	96
Less: imputed interest	(1,401)	—
Total lease liability	$28,243	$96
____________________________
(1) Represents the Company's exercise of the 1-year equipment purchase option in the second quarter of 2021.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Accrued drilling and completion costs	$4,824	$453
Accounts payable trade	14,006	1,931
Accrued general and administrative expense	3,306	7,529
Accrued lease operating expense	1,936	1,793
Accrued interest expense	329	322
Accrued oil and gas hedging	2,036	—
Accrued production and ad valorem taxes and other	13,170	25,397
Total accounts payable and accrued expenses	$39,607	$37,425

NOTE 5 - LONG-TERM DEBT
Credit Facility
In December 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders (the “Credit Facility”). The $750.0 million Credit Facility has a maturity date of December 7, 2023. The redeterminations in June 2020 and December 2020, resulted in a borrowing base of $260.0 million. The next redetermination is set to occur in May 2021.
The Credit Facility is guaranteed by all wholly owned subsidiaries of the Company (each, a “Guarantor” and, together with the Company, the “Credit Parties”), and is secured by first priority security interests on substantially all assets of each Credit Party, subject to customary exceptions.
Under the terms of the Credit Facility, as amended in June 2020 (the “First Amendment”), borrowings bear interest at a per annum rate equal to, at the option of the Company, either (i) a LIBOR, subject to a 0% LIBOR floor plus a margin of 2.00% to 3.00%, based on the utilization of the Credit Facility (the “Eurodollar Rate”) or (ii) a fluctuating interest rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate, (b) the rate of interest published by the Federal Reserve Bank of New York as the federal funds effective rate, (c) the rate of interest published by the Federal Reserve Bank of New York as the overnight bank funding rate, or (d) a LIBOR offered rate for a one-month interest period, subject to a 0% LIBOR floor plus a margin of 1.00% to 2.00%, based on the utilization of the Credit Facility (the “Reference Rate”). Interest on borrowings that bear interest at the Eurodollar Rate shall be payable on the last day of the applicable interest period selected by the Company, which shall be one, two, three, or six months, and interest on borrowings that bear interest at the Reference Rate shall be payable quarterly in arrears.

The First Amendment Credit Facility contains customary representations and affirmative covenants. The Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, (xx) dividend payments, and (xi) cash balances. The Credit Parties are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (i) a maximum ratio of the Company's consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“EBITDAX”) of 3.50 to 1.00 and (ii) a current ratio, as defined in the agreement, inclusive of the unused Commitments then available to be borrowed, to not be less than 1.00 to 1.00. The Company was in compliance with all covenants as of March 31, 2021, and through the filing date of this report.
On April 1, 2021, in conjunction with the HighPoint Acquisition, the Company, together with certain of its subsidiaries, entered into the Second Amendment (the “Second Amendment”) to the Credit Facility (as amended, restated, supplemented or otherwise modified). Please refer to Note 13 - Subsequent Events for additional information
As of both March 31, 2021 and December 31, 2020, the Company had zero outstanding on the Credit Facility. As of the date of this filing, the outstanding balance was $129.0 million. The Company's Credit Facility approximates fair value as the applicable interest rates are floating.
As of both March 31, 2021 and December 31, 2020, the balances of total post-amortization net capitalized deferred financing costs of (i) $0.7 million are presented within other noncurrent assets and (ii) $0.4 million are presented within prepaid expenses and other line items in the accompanying balance sheets. These balances did not change between the disclosed periods due to capitalized deferred financing cost additions offset by amortization.
For the three months ended March 31, 2021 and 2020, the Company incurred interest expense of $0.4 million and $1.2 million, respectively. No interest was capitalized during the three months ended March 31, 2021. The Company capitalized $1.0 million of interest expense during the three months ended March 31, 2020.
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
Commitments
The Company is party to a purchase agreement to deliver fixed determinable quantities of crude oil to NGL Crude. The NGL Crude agreement includes defined volume commitments over a term ending in 2023. Under the terms of the NGL Crude agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods. The minimum gross volume commitment will increase approximately 3% each year for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term was $44.9 million as of March 31, 2021. Upon notifying NGL Crude at least twelve months prior to the expiration date of the NGL Crude agreement, the Company may elect to extend the term of the NGL Crude agreement for up to three additional years.

The annual minimum commitment payments under the NGL Crude agreement for the next five years as of March 31, 2021 are presented below (in thousands):

NGL Crude Commitments(1)
Remainder of 2021	$17,571
2022	23,097
2023	4,202
2024	—
2025	—
2026 and thereafter	—
Total	$44,870
____________________________
(1) The above calculation is based on the minimum volume commitment schedule (as defined in the NGL Crude agreement) and applicable differential fees.

Since the commencement of the NGL Crude agreement and through the remainder of the term of the agreement, the Company has not and does not expect to incur any deficiency payments.
There have been no other material changes from the commitments disclosed in the notes to the Company's consolidated financial statements included in our 2020 Form 10-K. Refer to Note 3 - Leases, for lease commitments.
NOTE 7 - STOCK-BASED COMPENSATION
2017 Long Term Incentive Plan
In 2017, the Company adopted a Long Term Incentive Plan (the “LTIP”), as established by the Board, which allows for the issuance of restricted stock units (“RSUs”), performance stock units (“PSUs”), and options, and reserved 2,467,430 shares of common stock. See below for further discussion of awards granted under the LTIP.
The Company recorded compensation expense related to the awards granted under the LTIP as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted stock units	$1,321	$1,301
Performance stock units	291	(193)
Stock options	—	131
Total stock-based compensation	$1,612	$1,239
As of March 31, 2021, unrecognized compensation expense will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted stock units	$6,469	2023
Performance stock units	1,489	2022
	$7,958

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
During the three months ended March 31, 2021, the Company granted 146 RSUs with a nominal fair value. A summary of the status and activity of non-vested restricted stock units for the three months ended March 31, 2021 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	550,056	$20.30
Granted	146	35.73
Vested	(109)	35.73
Forfeited	(109)	27.42
Non-vested, end of quarter	549,984	$20.30
Cash flows resulting from excess tax benefits are to be classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock in excess of the deferred tax asset attributable to stock compensation costs for such restricted stock. The Company recorded no excess tax benefits for the periods presented.
Performance Stock Units
The LTIP allows for the issuance of PSUs to employees at the sole discretion of the Board. The number of shares of the Company's common stock that may be issued to settle PSUs ranges from zero to two times the number of PSUs awarded. The PSUs vest in their entirety at the end of the three-year performance period. The total number of PSUs granted is split between two performance criteria. The first criterion is based on a comparison of the Company's absolute and relative total shareholder return (“TSR”) for the performance period compared with the TSRs of a group of peer companies for the same performance period. The TSR for the Company and each of the peer companies is determined by dividing (A) (i) the volume-weighted average share price for the last 30 trading days of the performance period minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The second criterion is based on the Company's annual return on average capital employed (“ROCE”) for each year during the three-year performance period. The split between the two performance criteria was even for the PSUs granted in 2019, whereas the split was two-thirds weighted to the TSR criterion and one-third weighted to the ROCE criterion for the PSUs granted in 2020. Compensation expense associated with PSUs is recognized as general and administrative expense over the performance period. Because these awards depend on a combination of performance-based and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company's expected ROCE performance. As of March 31, 2021, the Company does not expect any of the ROCE portion of the PSUs granted in 2019 to vest and has accordingly adjusted the related compensation expense.
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

No PSUs were granted during the three months ended March 31, 2021. The PSUs granted in 2018 expired as of December 31, 2020, with zero distribution of shares to the recipients, as neither the TSR nor the ROCE performance criteria were met. A summary of the status and activity of performance stock units for the three months ended March 31, 2021 is presented below:

	Performance Stock Units(1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	185,588	$22.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, end of quarter	185,588	$22.63
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
There were no stock options granted during the three months ended March 31, 2021. A summary of the status and activity of stock options for the three months ended March 31, 2021 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	72,368	$34.36
Granted	—	—
Exercised	(429)	34.36
Forfeited	(222)	34.36
Outstanding, end of quarter	71,717	$34.36	6.1	$98
Number of options outstanding and exercisable	71,717	$34.36	6.1	$98

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

	As of March 31, 2021
	Level 1	Level 2	Level 3
Derivative assets	$—	$92	$—
Derivative liabilities	$—	$19,970	$—

	As of December 31, 2020
	Level 1	Level 2	Level 3
Derivative assets	$—	$7,482	$—
Derivative liabilities	$—	$7,732	$—

Proved Oil and Gas Properties
Proved oil and gas property costs are evaluated for impairment on a nonrecurring basis and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows of the underlying oil and gas reserves. Depending on the availability of data, the Company uses Level 3 inputs and either the income valuation technique, which converts future amounts to a single present value amount to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management, or the market valuation approach. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the Company's internal budgeting model derived from the NYMEX strip pricing, adjusted for management estimates and basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved oil and gas property impairments during the three months ended March 31, 2021 and 2020.

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
A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Beginning balance as of December 31, 2020	$28,699
Liabilities settled	(406)
Additions	127
Accretion expense	244
Ending balance as of March 31, 2021	$28,664

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
In a typical commodity fixed-price swap agreement, if the agreed upon published third-party index price is lower than the swap strike price, the Company receives the difference between the index price and the agreed upon swap strike price. If the index price is higher than the swap strike price, the Company pays the difference. A swaption allows the counterparty, on a specific date, to extend an existing fixed-price swap for a certain period of time or to increase the notional volumes of an existing fixed-price swap.
A basis swap arrangement guarantees a price differential from a specified delivery point to an agreed upon reference point. An oil roll swap arrangement fixes the price differential between the NYMEX WTI financial calendar month average settlement price and the physical crude calendar month average price (“oil roll swaps”). For both basis and oil roll swap arrangements, the Company receives the difference between the price differential and the stated terms, if the price differential is greater than the stated terms. The Company pays the difference between the price differential and the stated terms, if the stated terms are greater than the price differential.

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
As of March 31, 2021, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
2Q21
Cashless Collar	2,500	$34.40/$49.82	20,000	$2.25/$2.52	—	—	—	—
Swap	4,000	$54.13	—	—	20,000	$0.43	—	—
3Q21
Cashless Collar	3,000	$30.00/$50.62	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	2,500	$54.45	—	—	20,000	$0.43	—	—
4Q21
Cashless Collar	4,000	$30.63/$50.34	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	1,000	$55.20	—	—	20,000	$0.43	—	—
1Q22
Cashless Collar	5,000	$33.64/$54.96	—	—	—	—	20,000	$2.15/$2.75
2Q22
Cashless Collar	3,500	$35.19/$58.86	—	—	—	—	20,000	$2.15/$2.75
3Q22
Cashless Collar	2,000	$37.84/$61.19	—	—	—	—	—	—
4Q22
Cashless Collar	1,500	$38.78/$63.33	—	—	—	—	—	—

As of the filing date of this report, the Company had entered into the following commodity derivative contracts, including the commodity derivative contracts novated in conjunction with the HighPoint Acquisition (see Note 13 - Subsequent Events for further discussion):

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
2Q21
Cashless Collar	2,500	$34.40/$49.82	20,000	$2.25/$2.52	—	—	—	—
Swap	14,000	$54.20	—	—	20,000	$0.43	20,000	$2.12
Oil Roll Swaps(1)	4,000	$0.16	—	—	—	—	—	—
3Q21
Cashless Collar	3,000	$30.00/$50.62	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	9,500	$54.41	—	—	20,000	$0.43	20,000	$2.12
Oil Roll Swaps(1)	4,500	$0.16	—	—	—	—	—	—
4Q21
Cashless Collar	4,000	$30.63/$50.34	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	8,000	$54.49	—	—	20,000	$0.43	13,370	$2.13
Oil Roll Swaps(1)	4,500	$0.16	—	—	—	—	—	—
1Q22
Cashless Collar	5,500	$34.21/$56.56	—	—	—	—	20,000	$2.15/$2.75
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swaps(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	4,000	$55.06	—	—	—	—	—	—
2Q22
Cashless Collar	4,000	$35.79/$60.57	—	—	—	—	20,000	$2.15/$2.75
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swaps(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	4,000	$55.06	—	—	—	—	—	—
3Q22
Cashless Collar	2,500	$38.27/$63.45	—	—	—	—	—	—
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swaps(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	2,000	$55.13	—	—	—	—	—	—
4Q22
Cashless Collar	2,000	$39.09/$65.63	—	—	—	—	—	—
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swaps(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	2,000	$55.13	—	—	—	—	—	—
_______________________________
(1) The weighted average differential represents the amount of reduction to NYMEX WTI prices for the notional volumes covered by the swap contracts.

Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of the dates indicated in the table below (in thousands):

	March 31, 2021	December 31, 2020
Derivative Assets:
Commodity contracts - current	$—	$7,482
Commodity contracts - noncurrent	92	—
Derivative Liabilities:
Commodity contracts - current	(18,549)	(6,402)
Commodity contracts - noncurrent	(1,421)	(1,330)
Total derivative assets (liabilities), net	$(19,878)	$(250)
The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended March 31,
	2021	2020
Derivative cash settlement gain (loss):
Oil contracts	$(2,822)	$10,438
Gas contracts	(969)	816
Total derivative cash settlement gain (loss)(1)	(3,791)	11,254
Change in fair value gain (loss)	(19,628)	89,165
Total derivative gain (loss)(1)	$(23,419)	$100,419
_______________________________
(1)Total derivative gain (loss) and total derivative cash settlement gain (loss) for the three months ended March 31, 2021 and 2020 are reported in the derivative (gain) loss line item and derivative cash settlement gain (loss) line item in the accompanying statements of cash flows, within the cash flows from operating activities.

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
Please refer to Note 7 - Stock-Based Compensation for additional discussion.

The Company uses the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(119)	$78,551

Basic net income (loss) per common share	$(0.01)	$3.80
Diluted net income (loss) per common share	$(0.01)	$3.80

Weighted-average shares outstanding - basic	20,839	20,649
Add: dilutive effect of contingent stock awards	—	35
Weighted-average shares outstanding - diluted	20,839	20,684
There were 807,782 and 648,476 shares that were anti-dilutive for the three months ended March 31, 2021 and 2020, respectively. The Company was in a net loss position for the three months ended March 31, 2021, which made all potentially dilutive shares anti-dilutive.
The exercise price of the Company's stock warrants were in excess of the Company's stock price during the three months ended March 31, 2020; therefore, they were excluded from the earnings per share calculation. The Company's warrants expired on April 30, 2020.

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
The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available (both positive and negative) evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. The Company has cumulative book income for the prior three years and is forecasting future book income, which resulted in the full valuation allowance being removed as of December 31, 2020.
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, changes in valuation allowances, rate changes, and other permanent differences. During the three months ended March 31, 2021 and 2020, the Company recorded income tax benefit of an immaterial amount and zero, respectively.
As of March 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits. The Company's management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2021.

NOTE 13 - SUBSEQUENT EVENTS
HighPoint Acquisition
On April 1, 2021, BCEI completed its previously announced acquisition of HighPoint Resources Corporation, a Delaware corporation (“HighPoint”), pursuant to the terms of HighPoint’s prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Prepackaged Plan”), which was confirmed by the U.S. Bankruptcy Court for the District of Delaware on March 18, 2021 pursuant to a confirmation order, and went effective on April 1, 2021 (the “HighPoint Acquisition”).

The Prepackaged Plan implements the merger (the “Merger”) and restructuring transactions in accordance with the Agreement and Plan of Merger, dated as of November 9, 2020 (the “Merger Agreement”), by and among Bonanza Creek, HighPoint and Boron Merger Sub, Inc., a wholly-owned subsidiary of Bonanza Creek (“Merger Sub”). Pursuant to the Prepackaged Plan and the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and the effective date under the Prepackaged Plan, Merger Sub merged with and into HighPoint, with HighPoint continuing as the surviving corporation and wholly-owned subsidiary of Bonanza Creek. At the Effective Time, each eligible share of common stock, par value $0.001 per share, of HighPoint issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive 0.11464 shares of common stock, par value $0.01 per share, of Bonanza Creek (“Bonanza Creek Common Stock”), with cash paid in lieu of the issuance of any fractional shares. As a result, the Company issued approximately 487,952 shares of Bonanza Creek Common Stock to former HighPoint stockholders.
Concurrently with the Merger and pursuant to the Prepackaged Plan, and in exchange for the $625 million in aggregate principal amount outstanding of 7.0% Senior Notes due 2022 of HighPoint Operating Company (“HighPoint OpCo”) and 8.75% Senior Notes due 2025 of HighPoint OpCo (collectively, the “HighPoint Senior Notes”), Bonanza Creek issued to all holders of HighPoint Senior Notes an aggregate of (i) 9,314,214 shares of Bonanza Creek Common Stock and (ii) $100 million aggregate principal amount of 7.5% Senior Notes due 2026 of Bonanza Creek (“Bonanza Creek Senior Notes”).
Immediately after the Effective Time, in connection with the Merger, Bonanza Creek entered into the Second Amendment, dated April 1, 2021, to the Credit Facility to, among other things: (i) increase the aggregate maximum commitment amount from $750,000,000 to $1,000,000,000; (ii) increase the available borrowing base from $260,000,000 to $500,000,000; (iii) increase (A) the LIBOR floor from zero to .50% and (B) the alternate base rate floor from zero to 1.50%; (iv) increase the maximum amount of unrestricted cash and cash equivalents subject to a first priority lien in favor of the Administrative Agent that can be netted against total debt in the calculation of the maximum permitted leverage ratio, from $25,000,000 to $35,000,000; (v) decrease for any fiscal quarter ending on or after April 1, 2021, the maximum permitted net leverage ratio from 3.50 to 3.0; and (vi) amend certain other covenants and provisions. In addition, the maximum permitted leverage ratio for purposes of making a restricted payment, investment, or optional or voluntary redemption was decreased from 2.75 to 1.0; however, a new provision was added that allows restricted payments that do not exceed available free cash flow, so long as there are no deficiencies or defaults under the Credit Facility, the leverage ratio does not exceed 2.25 to 1.0, and borrowings under the Credit Facility do not exceed 80% of the borrowing base.
Under the Credit Facility and as amended by the Second Amendment, Bonanza Creek’s Credit Facility will be guaranteed by all restricted domestic subsidiaries of Bonanza Creek including by HighPoint and its subsidiaries, and will be secured by first priority security interests on substantially all assets, including a mortgage on at least 90% of the total value of the proved oil and gas properties evaluated in the most recently delivered reserve reports prior to the amendment effective date, including any engineering reports relating to the oil and gas properties of HighPoint and its subsidiaries, of each of Bonanza Creek, all restricted domestic subsidiaries of Bonanza Creek and HighPoint and its subsidiaries, in each case, subject to customary exceptions.
Acquisition costs of $3.3 million related to the HighPoint Acquisition are included in merger transaction costs in the Company's statements of operations for the three months ended March 31, 2021. We expect to account for the HighPoint Acquisition under the acquisition method of accounting for business combinations and are currently in the process of determining preliminary estimated acquisition date fair values of identifiable assets acquired and liabilities assumed. HighPoint's post-acquisition date results of operations will be incorporated into the Company's interim condensed consolidated financial statements for the three and six months ended June 30, 2021.
HighPoint Legal Proceedings
Upon closing of the HighPoint Acquisition, the Company assumed all obligations, whether asserted or unasserted, of HighPoint Resources Corporation. As of the filing date of this report, there were no probable, material pending, or overtly threatened legal actions against the Company that were associated with HighPoint of which it was aware, other than the following:

On June 15, 2020, Sterling Energy Investments LLC (“Sterling”) filed a complaint against HighPoint Operating Corporation, a subsidiary of HighPoint Resources Corporation, for breach of contract related to a Gas Purchase Agreement dated effective November 1, 2017. Sterling alleges that HighPoint OpCo breached the contract by failing to use reasonable commercial efforts to deliver to Sterling at Sterling’s receipt points all quantities of gas not otherwise dedicated to other gas purchase agreements. Sterling seeks monetary damages in an amount not yet specified. On July 31, 2020, the HighPoint Resources Corporation filed a counterclaim against Sterling for breach of Sterling’s obligations under the Gas Purchase Agreement. The Company continues to vigorously deny Sterling’s claims and is seeking monetary damages in an amount not yet specified. The case is scheduled to go to trial in July 2021. At this time, the Company is unable to determine whether any loss is probable or reasonably estimate a range of such loss, and accordingly has not recognized any liability associated with this matter.
Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company believes could exceed $300,000. HighPoint Resources Corporation received Notices of Alleged Violations (“NOAV”) from the Colorado Oil and Gas Conservation Commission (“COGCC”) alleging violations of various Colorado statutes and COGCC regulations governing oil and gas operations. The Company continues to engage in discussions regarding resolution of the alleged violations. The Company recognized approximately $1.3 million upon acquiring HighPoint Resources Corporation associated with the NOAVs, as they are probable and reasonably estimable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
Financial and Operating Results
Our financial and operational results include:
•General and administrative expense decreased by 2% during the three months ended March 31, 2021 when compared to the same period in 2020;
•Lease operating expense increased by 1% for the three months ended March 31, 2021 when compared to the same period in 2020;
•Crude oil equivalent sales volumes decreased 17% for the three months ended March 31, 2021 when compared to the same period in 2020 due to adverse weather conditions;
•Borrowings under our Credit Facility remained at zero during the three months ended March 31, 2021;
•Total liquidity of $298.7 million at March 31, 2021, consisting of cash on hand plus funds available under our Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash flows provided by operating activities for the three months ended March 31, 2021 were $43.0 million, as compared to cash flows provided by operating activities of $48.0 million during the three months ended March 31, 2020. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Capital expenditures, inclusive of accruals, of $32.9 million during the three months ended March 31, 2021.
Rocky Mountain Infrastructure
The Company's gathering, treating, and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company and provide cost economies of a centralized system. The RMI facilities reduce gathering system pressures at the wellhead, thereby improving hydrocarbon recovery. Additionally, with eleven interconnects to four different natural gas processors, RMI helps ensure that the Company's production is not constrained by any single midstream service provider. Furthermore, in 2019, the Company installed a new oil gathering line to Riverside Terminal (on the Grand Mesa Pipeline), which resulted in a corresponding $1.25 to $1.50 per barrel reduction to our oil differentials for barrels transported on such gathering line. The total value of reduced oil differentials during the three months ended March 31, 2021 and 2020 was approximately $1.2 million and $1.3 million, respectively. Finally, the RMI system reduces facility site footprints, leading to more cost-efficient operations and reduced surface disturbance. The net book value of the Company's RMI assets was $155.1 million as of March 31, 2021.

Current Events and Outlook
The worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19, and various governmental actions taken to mitigate the impact of COVID-19, resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production further increased the excess supply of oil and natural gas throughout 2020. However, during the first quarter of 2021, expectations surrounding the demand for oil and natural gas have stimulated a rise in oil and natural gas prices.
The COVID-19 outbreak and its development into a pandemic in March 2020 also required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers, and the communities in which we operate. Our operational employees are currently still able to work on site. However, we have taken various precautionary measures with respect to our operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, quarantining any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected), and imposing social distancing requirements on work sites, all in accordance with the guidelines released by the Centers for Disease Control and Prevention. We have not yet experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of a COVID-19 outbreak.
The Company's stand-alone first quarter 2021 capital budget of $35 million to $40 million and combined second through fourth quarter 2021 capital budget (reflecting the closing of the HighPoint Acquisition on April 1, 2021) of $115 million to $130 million includes completing 45 gross (39.9 net) drilled, uncompleted wells, and picking up a drilling rig in the fourth quarter of 2021, with completions of those newly drilled wells to begin in 2022. Actual capital expenditures could vary significantly based on, among other things, market conditions, commodity prices, drilling and completion costs, and well results.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$49,800	$50,589	$(789)	(2)%
Natural gas sales(2)	12,286	4,962	7,324	148%
Natural gas liquids sales	10,963	3,241	7,722	238%
Product revenue	$73,049	$58,792	$14,257	24%

Sales Volumes:
Crude oil (MBbls)	942.7	1,229.4	(286.7)	(23)%
Natural gas (MMcf)	3,213.9	3,562.7	(348.8)	(10)%
Natural gas liquids (MBbls)	398.1	436.9	(38.8)	(9)%
Crude oil equivalent (MBoe)(3)	1,876.5	2,260.1	(383.6)	(17)%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$52.83	$41.15	$11.68	28%
Natural gas (per Mcf)	$3.82	$1.39	$2.43	175%
Natural gas liquids (per Bbl)	$27.54	$7.42	$20.12	271%
Crude oil equivalent (per Boe)(3)	$38.93	$26.01	$12.92	50%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$49.83	$49.64	$0.19	—%
Natural gas (per Mcf)	$3.52	$1.62	$1.90	117%
Natural gas liquids (per Bbl)	$27.54	$7.42	$20.12	271%
Crude oil equivalent (per Boe)(3)	$36.91	$30.99	$5.92	19%
_____________________________
(1)Crude oil sales excludes $0.3 million and $0.6 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended March 31, 2021 and 2020, respectively.
(2)Natural gas sales excludes $0.8 million and $1.0 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended March 31, 2021 and 2020, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended March 31, 2021, the derivative cash settlement loss for oil and natural gas contracts was $2.8 million and $1.0 million, respectively. For the three months ended March 31, 2020, the derivative cash settlement gain for oil and natural gas contracts was $10.4 million and $0.8 million, respectively. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 24% to $73.0 million for the three months ended March 31, 2021 compared to $58.8 million for the three months ended March 31, 2020. The primary driver of the increase in revenue is the 50%, or $12.92 per Boe, increase in oil equivalent pricing, partially offset by a 17% decrease in sales volumes. The decrease in sales volumes is due to production being temporarily suspended due to adverse weather conditions. We turned 19 gross wells to sales during the twelve-month period ending March 31, 2021.

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$5,731	$5,699	$32	1%
Midstream operating expense	3,905	4,014	(109)	(3)%
Gathering, transportation, and processing	4,967	3,481	1,486	43%
Severance and ad valorem taxes	4,604	5,173	(569)	(11)%
Exploration	96	373	(277)	(74)%
Depreciation, depletion, and amortization	18,823	21,584	(2,761)	(13)%
Abandonment and impairment of unproved properties	—	30,057	(30,057)	(100)%
Bad debt expense	—	576	(576)	(100)%
Merger transaction costs	3,295	—	3,295	100%
General and administrative expense	9,251	9,429	(178)	(2)%
Operating Expenses	$50,672	$80,386	$(29,714)	(37)%

Selected Costs ($ per Boe):
Lease operating expense	$3.05	$2.52	$0.53	21%
Midstream operating expense	2.08	1.78	0.30	17%
Gathering, transportation, and processing	2.65	1.54	1.11	72%
Severance and ad valorem taxes	2.45	2.29	0.16	7%
Exploration	0.05	0.17	(0.12)	(71)%
Depreciation, depletion, and amortization	10.03	9.55	0.48	5%
Abandonment and impairment of unproved properties	—	13.30	(13.30)	(100)%
Bad debt expense	—	0.25	(0.25)	(100)%
Merger transaction costs	1.76	—	1.76	100%
General and administrative expense	4.93	4.17	0.76	18%
Operating Expenses	$27.00	$35.57	$(8.57)	(24)%
Lease operating expense.  Our lease operating expense remained consistent at $5.7 million for the three months ended March 31, 2021 and 2020 and increased 21% on an equivalent basis per Boe. Lease operating expense per unit increased on a higher percentage basis due to oil equivalent sales volumes being 17% lower in the later period.
Midstream operating expense.  Our midstream operating expense remained relatively consistent at $3.9 million for the three months ended March 31, 2021 compared to $4.0 million for the three months ended March 31, 2020, and increased 17% on a per Boe basis during the comparable periods. While certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed. Therefore, the consistency in midstream operating expense period over period is reasonable.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $1.5 million to $5.0 million for the three months ended March 31, 2021, from $3.5 million for the three months ended March 31, 2020. Generally, natural gas and NGLs sales volumes have a direct correlation to gathering, transportation, and processing expense. Although natural gas and NGLs sales volumes decreased 9% during the comparable periods, the overall increase relates to one of our largest sales contracts that determines gathering, transportation, and processing expense based on a value based percentage of proceeds basis.
Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased 11% to $4.6 million for the three months ended March 31, 2021, from $5.2 million for the three months ended March 31, 2020. Severance and ad valorem taxes primarily correlate to revenues, and revenues increased by 24% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. However, during the second half of 2020, we refined our tax estimate based on current mill levies, taxing districts, and company results based on commodity prices, thereby resulting in a reduction of severance and ad valorem expense as a percentage of revenues.

Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense decreased 13% to $18.8 million for the three months ended March 31, 2021, from $21.6 million for the three months ended March 31, 2020, and increased 5% on a per Boe basis during the comparable periods. The increase in depreciation, depletion, and amortization expense per Boe during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 is the result of (i) a $113.0 million increase in the depletable property base offset by (ii) a decrease in the depletion rate driven by a 17% decrease in production between the comparable periods.
Abandonment and impairment of unproved properties.  During the three months ended March 31, 2021, the Company did not incur any abandonment and impairment of unproved properties. Conversely, during the three months ended March 31, 2020, the Company incurred $30.1 million in abandonment and impairment of unproved properties primarily due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability.
General and administrative. Our general and administrative expense for the three months ended March 31, 2021 was commensurate with the three months ended March 31, 2020, and increased by 18% on a per Boe basis. General and administrative expense per Boe increased due to sales volumes being 17% lower during the three months ended March 31, 2021 as compared to the same period in 2020.
Derivative gain (loss).  Our derivative loss for the three months ended March 31, 2021 was $23.4 million due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Our derivative gain of $100.4 million for the three months ended March 31, 2020 is due to settlements and fair market value adjustments caused by market prices being lower than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively. Average debt outstanding for the three months ended March 31, 2021 and 2020 was zero and $84.8 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Credit Facility	$—	$810
Commitment fees on available borrowing base under the Credit Facility	326	251
Amortization of deferred financing costs	93	123
Capitalized interest	—	(967)
Total interest expense, net	$419	$217

Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Credit Facility, proceeds from sales of assets, and potential proceeds from capital and/or debt markets. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors. To mitigate some of the pricing risk, as of March 31, 2021, we have hedged approximately 5,700 Bbls per day for the remainder of 2021, representing more than 50% of our oil sales volume during the three months ended March 31, 2021.
As of March 31, 2021, our liquidity was $298.7 million, consisting of $38.7 million of cash on hand and $260.0 million of available borrowing capacity on the Credit Facility.
Our weighted-average interest rate on borrowings from the Credit Facility was not applicable for the three months ended March 31, 2021 as there were no borrowings on our Credit Facility during the period. As of March 31, 2021 and the date of this filing, we had zero and $129.0 million, respectively, outstanding on our Credit Facility.

On April 1, 2021, in conjunction with the HighPoint Acquisition, the Company, together with certain of its subsidiaries, entered into the Second Amendment to the Credit Facility. Please refer to Note 13 - Subsequent Events under Part I, Item 1 for additional information.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$42,964	$47,994
Net cash used in investing activities	(28,948)	(26,871)
Net cash used in financing activities	(64)	(21,071)
Cash, cash equivalents, and restricted cash	38,797	11,147
Acquisition of oil and gas properties	(180)	(284)
Exploration and development of oil and gas properties	(28,730)	(26,225)
Cash flows provided by operating activities
Our cash flows for the three months ended March 31, 2021 and 2020 include cash receipts and disbursements attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. The Company spent $28.7 million and $26.2 million on the exploration and development of oil and gas properties during the three months ended March 31, 2021 and 2020, respectively.
Cash flows provided by financing activities
Net cash used in financing activities for the three months ended March 31, 2021 and 2020 was $0.1 million and $21.1 million, respectively. The change was primarily due to a $21.0 million decrease in net payments on our Credit Facility between the comparable periods.
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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(119)	$78,551
Exploration	96	373
Depreciation, depletion, and amortization	18,823	21,584
Abandonment and impairment of unproved properties	—	30,057
Stock-based compensation (1)	1,612	1,239
Severance costs (1)	—	413
Merger transaction costs	3,295	—
Interest expense, net	419	217
Derivative (gain) loss	23,419	(100,419)
Derivative cash settlements gain (loss)	(3,791)	11,254
Income tax benefit	(44)	—
Adjusted EBITDAX	$43,710	$43,269
_____________________________
(1) Included as a portion of general and administrative expense in the accompanying statements of operations.

New Accounting Pronouncements
Please refer to Note 2 — Basis of Presentation under Part I, Item 1 of this report for any recently issued or adopted accounting standards.

Critical Accounting Policies and Estimates
Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2020 Form 10-K.

Material Commitments
There have been no significant changes from our 2020 Form 10-K in our obligations and commitments, other than what is disclosed within Note 3 - Leases, Note 6 - Commitments and Contingencies, and Note 13 - Subsequent Events under Part I, Item 1 of this report.

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

•our financial position;
•our cash flow and liquidity;
•the adequacy of our insurance;
•the results, effects, benefits, and synergies of the HighPoint Acquisition, future opportunities for the combined company, other plans and expectations with respect to the HighPoint Acquisition, and the anticipated impact of the HighPoint Acquisition on the combined company’s results of operations, financial position, growth opportunities, and competitive position; and
•other statements concerning our operations, economic performance, and financial condition.
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this report;
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
Interest Rates
As of March 31, 2021 and the filing date of this report, we had zero and $129.0 million, respectively, outstanding under our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or LIBOR, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of March 31, 2021, and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants in the Credit Facility.
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
There have not been material changes to the interest rate risk analysis or oil and gas price sensitivity analysis disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental, health, and safety and other laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Upon closing of the HighPoint Acquisition, the Company assumed all obligations, whether asserted or unasserted, of HighPoint Resources Corporation. As of the date of this filing, there were no probable, material pending or overtly threatened legal actions against us of which we were aware, other than the following:
On June 15, 2020, Sterling filed a complaint against HighPoint OpCo, a subsidiary of HighPoint Resources Corporation, for breach of contract related to a Gas Purchase Agreement dated effective November 1, 2017. Sterling alleges that HighPoint OpCo breached the contract by failing to use reasonable commercial efforts to deliver to Sterling at Sterling’s receipt points all quantities of gas not otherwise dedicated to other gas purchase agreements. Sterling seeks monetary damages in an amount not yet specified. On July 31, 2020, the HighPoint Resources Corporation filed a counterclaim against Sterling for breach of Sterling’s obligations under the Gas Purchase Agreement. Upon closing of the HighPoint Acquisition, the Company assumed all legal proceedings of HighPoint Resources Corporation, inclusive of this complaint. The Company continues to vigorously deny Sterling’s claims and is seeking monetary damages in an amount not yet specified. The case is scheduled to go to trial in July 2021. At this time the Company is unable to determine whether any loss is probable or reasonably estimate a range of such loss, and accordingly has not recognized any liability associated with this matter.
Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $300,000. HighPoint Resources Corporation received NOAV from the COGCC alleging violations of various Colorado statutes and COGCC regulations governing oil and gas operations. The Company continues to engage in discussions regarding resolution of the alleged violations. The Company recognized approximately $1.3 million upon acquiring HighPoint Resources Corporation associated with the NOAVs, as they are probable and reasonably estimable.
There have been no other material changes to our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Risks Relating to the HighPoint Acquisition

We may not achieve the anticipated benefits of the HighPoint Acquisition.
The success of the HighPoint Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and HighPoint’s businesses, and there can be no assurance that we will be able to successfully integrate HighPoint or otherwise realize the anticipated benefits of the HighPoint Acquisition. Difficulties in integrating HighPoint into our Company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among others:

•the inability to successfully integrate HighPoint into our Company in a manner that permits us to achieve the anticipated benefits and cost savings from the HighPoint Acquisition;
•complexities associated with managing a larger, more complex, integrated business;
•not realizing anticipated operating synergies;
•integrating personnel from the two companies;
•potential unknown liabilities and unforeseen expenses associated with the HighPoint Acquisition;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls as a result of the diversion of management’s attention caused by the HighPoint Acquisition and the integration of HighPoint’s operations into our Company;
•managing expanded environmental and other regulatory compliance obligations related to HighPoint's facilities and operations;
•consolidating information technology systems; and
•the disruption of, or the loss of momentum in, our business or inconsistencies in standards, controls, procedures and policies.

Our results may suffer if we do not effectively manage our expanded operations following the HighPoint Acquisition.
Following completion of the HighPoint Acquisition, the size of our business has increased significantly. Our future success will depend, in part, on our ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the operations and business of HighPoint into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with various business partners. Failure to successfully manage the combined company may have an adverse effect on our financial condition, results of operations or cash flows.

Following the HighPoint Acquisition, we are proportionately more exposed to regulatory and operational risks associated with oil and gas operations in Colorado and other risks associated with a more geographically-concentrated asset base.
Substantially all of HighPoint’s properties, production and reserves immediately prior to the HighPoint Acquisition were located in Colorado. As a result of the HighPoint Acquisition, the amount of our properties, production and reserves that are located in Colorado have increased and our exposure to the risk of unfavorable regulatory developments in the state have therefore increased as well. The increase of our combined production located in the Wattenberg Field following the HighPoint Acquisition has proportionately increased our exposure to this risk, as well as other risks associated with operating in a more concentrated geographic area.

The market price of our common stock will continue to fluctuate, and may decline if the benefits of the HighPoint Acquisition do not meet the expectations of financial analysts.
The market price of our common stock may fluctuate significantly, including if we do not achieve the anticipated benefits of the HighPoint Acquisition as rapidly, or to the extent anticipated by, financial analysts or if the effect of the HighPoint Acquisition on our financial results is not consistent with the expectations of financial analysts.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended March 31, 2021.
 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended March 31, 2021:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased(1)	Paid per Share	Plans or Programs	or Programs
January 1, 2021 - January 31, 2021	—	$—	—	—
February 1, 2021 - February 28, 2021	—	$—	—	—
March 1, 2021 - March 31, 2021	38	$34.70	—	—
Total	38	$34.70	—	—
_____________________________
(1)Represents shares that employees surrendered back to us that equaled in value the amount of taxes required for payroll tax withholding obligations upon the vesting of equity awards under the LTIP. These repurchases were not part of a publicly announced plan or program to repurchase shares of our common stock, nor do we have a publicly announced plan or program to repurchase shares of our common stock.
Our Credit Facility contains restrictions on the payment of dividends.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of November 9, 2020, by and among Bonanza Creek Energy, Inc., HighPoint Resources Corporation and Boron Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on November 9, 2020).

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

4.1
Indenture, dated as of April 1, 2021, by and among Bonanza Creek Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors party thereto (incorporated by reference to Exhibit 4.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 1, 2021).

4.2
First Supplemental Indenture, dated as of April 1, 2021, by and among Bonanza Creek Energy, Inc., U.S. Bank National Association, as trustee, HighPoint Resources Corporation, HighPoint Operating Corporation and Fifth Pocket Productions, LLC (incorporated by reference to Exhibit 4.2 to Bonanza Creek Energy, Inc.'s Current Report on Form 8-K filed on April 1, 2021).

4.3	Confirmation Order, filed March 18, 2021 (incorporated by reference to Exhibit 99.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on March 22, 2021).

10.1
Second Amendment to Credit Agreement, dated as of April 1, 2021, between Bonanza Creek Energy, Inc., JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 1, 2021).

10.2
Registration Rights Agreement, dated April 1, 2021, between Bonanza Creek Energy, Inc., and Franklin Advisers, Inc. (incorporated by reference to Exhibit 10.2 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 1, 2021).

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

BONANZA CREEK ENERGY, INC.

Date:	May 3, 2021	By:	/s/ Eric T. Greager
Eric T. Greager
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Brant DeMuth
Brant DeMuth
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Vice President and Chief Accounting Officer
(chief accounting officer)