Form 10-Q
period 2021-06-30
Bonanza Creek Energy, Inc.
filed 2021-08-09
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐  No
As of August 5, 2021, the registrant had 30,848,887 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$24,403	$24,743
Accounts receivable, net:
Oil and gas sales	77,533	32,673
Joint interest and other	20,082	14,748
Prepaid expenses and other	6,046	3,574
Inventory of oilfield equipment	13,990	9,185
Derivative assets (note 10)	—	7,482
Total current assets	142,054	92,405
Property and equipment (successful efforts method):
Proved properties	1,670,453	1,056,773
Less: accumulated depreciation, depletion, and amortization	(264,147)	(211,432)
Total proved properties, net	1,406,306	845,341
Unproved properties	96,348	98,122
Wells in progress	50,366	50,609
Other property and equipment, net of accumulated depreciation of $4,065 in 2021 and $3,737 in 2020	5,718	3,239
Total property and equipment, net	1,558,738	997,311
Right-of-use assets (note 4)	28,595	29,705
Deferred income tax assets (note 12)	181,262	60,520
Other noncurrent assets	5,531	2,871
Total assets	$1,916,180	$1,182,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 4)	$83,097	$37,425
Oil and gas revenue distribution payable	54,090	18,613
Lease liability (note 2)	12,313	12,044
Derivative liability (note 10)	80,866	6,402
Total current liabilities	230,366	74,484
Long-term liabilities:
Senior notes (note 5)	100,000	—
Credit facility (note 5)	99,000	—
Lease liability (note 4)	16,543	17,978
Ad valorem taxes and other	22,678	15,069
Derivative liability (note 10)	11,285	1,330
Asset retirement obligations for oil and gas properties (note 9)	51,194	28,699
Total liabilities	531,066	137,560
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 30,844,625 and 20,839,227 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4,378	4,282
Additional paid-in capital	1,083,446	707,209
Retained earnings	297,290	333,761
Total stockholders’ equity	1,385,114	1,045,252
Total liabilities and stockholders’ equity	$1,916,180	$1,182,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating net revenues:
Oil and gas sales	$156,035	$36,192	$230,194	$96,597
Operating expenses:
Lease operating expense	11,358	5,795	17,089	11,494
Midstream operating expense	4,246	3,354	8,151	7,368
Gathering, transportation, and processing	13,721	3,711	18,688	7,192
Severance and ad valorem taxes	9,813	3,478	14,417	8,651
Exploration	3,547	112	3,643	485
Depreciation, depletion, and amortization	35,006	22,283	53,829	43,867
Abandonment and impairment of unproved properties	2,215	309	2,215	30,366
Unused commitments	4,328	—	4,328	—
Bad debt expense	—	—	—	576
Merger transaction costs	18,246	21	21,541	21
General and administrative expense (including $2,195, $1,474, $3,807, and $2,713 respectively, of stock-based compensation)	12,144	8,385	21,395	17,814
Total operating expenses	114,624	47,448	165,296	127,834
Other income (expense):
Derivative gain (loss)	(73,970)	(25,146)	(97,389)	75,273
Interest expense, net	(3,241)	(984)	(3,660)	(1,201)
Loss on property transactions, net	—	(1,398)	—	(1,398)
Other income (expense)	89	(118)	277	(1,788)
Total other income (expense)	(77,122)	(27,646)	(100,772)	70,886
Income (loss) from operations before taxes	(35,711)	(38,902)	(35,874)	39,649
Income tax benefit	10,392	—	10,436	—
Net income (loss)	$(25,319)	$(38,902)	$(25,438)	$39,649

Comprehensive income (loss)	$(25,319)	$(38,902)	$(25,438)	$39,649

Net income (loss) per common share:
Basic	$(0.83)	$(1.87)	$(0.99)	$1.91
Diluted	$(0.83)	$(1.87)	$(0.99)	$1.91
Weighted-average common shares outstanding:
Basic	30,655	20,776	25,774	20,713
Diluted	30,655	20,776	25,774	20,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2020	20,839,227	$4,282	$707,209	$333,761	$1,045,252
Restricted common stock issued	109	—	—	—	—
Stock used for tax withholdings	(38)	—	—	—	—
Exercise of stock options	429	—	15	—	15
Stock-based compensation	—	—	1,612	—	1,612
Net loss	—	—	—	(119)	(119)
Balances, March 31, 2021	20,839,727	4,282	708,836	333,642	1,046,760
Issuance pursuant to acquisition	9,802,166	98	374,835	—	374,933
Restricted common stock issued	261,539	—	—	—	—
Stock used for tax withholdings	(70,330)	(2)	(2,814)	—	(2,816)
Exercise of stock options	11,523	—	394	—	394
Stock-based compensation	—	—	2,195	—	2,195
Dividends declared	—	—	—	(11,033)	(11,033)
Net loss	—	—	—	(25,319)	(25,319)
Balances, June 30, 2021	30,844,625	$4,378	$1,083,446	$297,290	$1,385,114

Balances, December 31, 2019	20,643,738	$4,284	$702,173	$230,233	$936,690
Restricted common stock issued	13,674	—	—	—	—
Stock used for tax withholdings	(2,330)	—	(61)	—	(61)
Stock-based compensation	—	—	1,239	—	1,239
Net income	—	—	—	78,551	78,551
Balances, March 31, 2020	20,655,082	4,284	703,351	308,784	1,016,419
Restricted common stock issued	228,149	—	—	—	—
Stock used for tax withholdings	(56,904)	(2)	(951)	—	(953)
Stock-based compensation	—	—	1,474	—	1,474
Net loss	—	—	—	(38,902)	(38,902)
Balances, June 30, 2020	20,826,327	$4,282	$703,874	$269,882	$978,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(25,438)	$39,649
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	53,829	43,867
Deferred income tax benefit	(10,228)	—
Abandonment and impairment of unproved properties	2,215	30,366
Well abandonment costs and dry hole expense	—	(8)
Stock-based compensation	3,807	2,713
Non-cash lease component	(35)	(103)
Amortization of deferred financing costs	526	680
Derivative (gain) loss	97,389	(75,273)
Derivative cash settlement gain (loss)	(23,990)	33,867
Loss on property transactions, net	—	1,398
Other	—	(2,708)
Changes in current assets and liabilities:
Accounts receivable, net	(14,686)	24,521
Prepaid expenses and other assets	2,500	2,812
Accounts payable and accrued liabilities	(3,428)	(31,957)
Settlement of asset retirement obligations	(2,902)	(1,595)
Net cash provided by operating activities	79,559	68,229
Cash flows from investing activities:
Acquisition of oil and gas properties	(549)	(549)
Cash acquired	49,827	—
Exploration and development of oil and gas properties	(57,269)	(51,054)
Additions to other property and equipment	(38)	(416)
Net cash used in investing activities	(8,029)	(52,019)
Cash flows from financing activities:
Proceeds from credit facility	155,000	30,000
Payments to credit facility	(210,000)	(52,000)
Proceeds from exercise of stock options	409	—
Payment of employee tax withholdings in exchange for the return of common stock	(2,816)	(1,014)
Dividends paid	(10,789)	—
Deferred financing costs	(3,653)	(13)
Principal payments on finance lease obligations	(21)	(40)
Net cash used in financing activities	(71,870)	(23,067)
Net change in cash, cash equivalents, and restricted cash	(340)	(6,857)
Cash, cash equivalents, and restricted cash:
Beginning of period	24,845	11,095
End of period	$24,505	$4,238
Supplemental cash flow disclosure(1):
Cash paid for interest, net of capitalization	$87	$670
Receivables exchanged for additional interests in oil and gas properties	$—	$8,299
Changes in working capital related to drilling expenditures	$(16,285)	$(2,382)
(1) Refer to Note 4 - Leases in the notes to the condensed consolidated financial statements for supplemental cash flows related to leases.
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
The financial information as of December 31, 2020, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in our 2020 Form 10-K. The Company follows the same accounting principles for preparing quarterly and annual reports. Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2021, through the filing date of this report.
Principles of Consolidation
The condensed consolidated balance sheets (“balance sheets”) include the accounts of the Company and its wholly owned subsidiaries, Bonanza Creek Energy Operating Company, LLC, Boron Merger Sub, Inc., Holmes Eastern Company, LLC, and Rocky Mountain Infrastructure, LLC. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Further these estimates and other factors, including those outside of the Company's control, such as the impact of lower commodity prices, may impact the Company's business, financial condition, results of operations and cash flows.
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
As further described in Note 6 - Commitments and Contingencies, one contract with NGL Crude Logistics, LLP (“NGL Crude”, known as the “NGL Crude agreement”) has an additional aspect of variable consideration related to the minimum volume commitments (“MVCs”) as specified in the agreement. On an on-going basis, the Company performs an analysis of expected risk adjusted production applicable to the NGL Crude agreement based on approved production plans to determine if liquidated damages to NGL Crude are probable. As of June 30, 2021, the Company believes that the volumes delivered to NGL Crude will be in excess of the MVCs required then and for the upcoming approved production plan. As a result of this analysis, to date, no variable consideration related to potential liquidated damages has been considered in the transaction price for the NGL Crude agreement.
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
Under the product sales contracts, the Company invoices customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's product sales contracts do not give rise to contract assets or liabilities under this guidance. At June 30, 2021 and December 31, 2020, the Company's receivables from contracts with customers were $77.5 million and $32.7 million, respectively. Payment is generally received within 30 to 60 days after the date of production.
The Company records revenue in the month production is delivered to the purchaser. However, as stated above, settlement statements for certain natural gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the period from January 1, 2021 through June 30, 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant.
Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Crude oil sales	$116,091	$28,934	$166,155	$80,080
Natural gas sales	15,168	4,712	28,300	10,730
Natural gas liquids sales	24,776	2,546	35,739	5,787
Oil and gas sales	$156,035	$36,192	$230,194	$96,597
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets, which sums to the total of such amounts shown in the accompanying condensed consolidated statements of cash flows (“statements of cash flows”) (in thousands):

	As of June 30,
	2021	2020
Cash and cash equivalents	$24,403	$4,144
Restricted cash(1)	102	94
Total cash, cash equivalents, and restricted cash	$24,505	$4,238
__________________________
(1) Included in other noncurrent assets and consists of funds for road maintenance and repairs.

Unproved Property
Unproved oil and gas property costs are evaluated for impairment when there is an indication that the carrying costs may not be fully recoverable. During both the three and six months ended June 30, 2021, the Company incurred $2.2 million in abandonment and impairment of unproved properties compared to $0.3 million and $30.4 million during the three and six months ended June 30, 2020, respectively, due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses contain the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accrued drilling and completion costs	$16,738	$453
Accounts payable trade	13,150	1,931
Accrued general and administrative expense	6,046	4,942
Accrued merger transaction costs	2,426	2,587
Accrued lease operating expense	4,298	1,793
Accrued interest expense	3,368	322
Accrued oil and gas hedging	8,820	—
Accrued production and ad valorem taxes and other	28,251	25,397
Total accounts payable and accrued expenses	$83,097	$37,425
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
There are no other accounting standards applicable to the Company that would have a material effect on the Company's condensed consolidated financial statements and disclosures that have been issued but not yet adopted by the Company as of June 30, 2021, and through the filing date of this report.
NOTE 3 - ACQUISITIONS & DIVESTITURES
HighPoint Acquisition
On April 1, 2021, Bonanza Creek completed its previously announced acquisition of HighPoint Resources Corporation, a Delaware corporation (“HighPoint”), pursuant to the terms of HighPoint’s prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Prepackaged Plan”), which was confirmed by the U.S. Bankruptcy Court for the District of Delaware on March 18, 2021 pursuant to a confirmation order, and went effective on April 1, 2021 (the “HighPoint Merger”).
The Prepackaged Plan implements the merger and restructuring transactions in accordance with the Agreement and Plan of Merger, dated as of November 9, 2020 (the “HighPoint Merger Agreement”), by and among Bonanza Creek, HighPoint and Boron Merger Sub, Inc., a wholly-owned subsidiary of Bonanza Creek (“Merger Sub”). Pursuant to the Prepackaged Plan and the HighPoint Merger Agreement, at the effective time of the HighPoint Merger (the “Effective Time”) and the effective date under the Prepackaged Plan, Merger Sub merged with and into HighPoint, with HighPoint continuing as the surviving corporation and wholly-owned subsidiary of Bonanza Creek. At the Effective Time, each eligible share of common stock, par value $0.001 per share, of HighPoint issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive 0.11464 shares of common stock, par value $0.01 per share, of Bonanza Creek (“Bonanza Creek Common Stock”), with cash paid in lieu of the issuance of any fractional shares. As a result, the Company issued approximately 487,952 shares of Bonanza Creek Common Stock to former HighPoint stockholders.

Concurrently with the HighPoint Merger and pursuant to the Prepackaged Plan, and in exchange for the $625 million in aggregate principal amount outstanding of 7.0% Senior Notes due 2022 of HighPoint Operating Corporation (“HighPoint OpCo”) and 8.75% Senior Notes due 2025 of HighPoint OpCo (collectively, the “HighPoint Senior Notes”), Bonanza Creek issued to all holders of HighPoint Senior Notes an aggregate of (i) 9,314,214 shares of Bonanza Creek Common Stock and (ii) $100 million aggregate principal amount of 7.5% Senior Notes due 2026 of Bonanza Creek (“Bonanza Creek Senior Notes”). Please refer to Note 5 - Long-term Debt for further discussion of the Bonanza Creek Senior Notes.
Immediately after the Effective Time, in connection with the HighPoint Merger, Bonanza Creek entered into the Second Amendment, dated April 1, 2021, to the Credit Facility. Please refer to Note 5 - Long-term Debt for further discussion.
The following tables present the HighPoint Merger consideration and purchase price allocation of the assets acquired and the liabilities assumed in the HighPoint Merger:

Merger Consideration (in thousands except per share amount)
Shares of Bonanza Creek Common Stock issued to existing holders of HighPoint Common Stock(1)	488
Shares of Bonanza Creek Common Stock issued to existing holders of HighPoint Senior Notes	9,314
Total additional shares of Bonanza Creek Common Stock issued as merger consideration	9,802

Closing price per share of Bonanza Creek Common Stock(2)	$38.25

Merger consideration paid in shares of Bonanza Creek Common Stock	$374,933
Aggregate principal amount of Bonanza Creek Senior Notes	100,000
Total merger consideration	$474,933
_________________________
(1) Based on the number of shares of HighPoint Common Stock issued and outstanding as of April 1, 2021 and the conversion ratio of 0.11464 per share of Bonanza Creek Common Stock.
(2) Based on the closing stock price of Bonanza Creek Common Stock on April 1, 2021.

Purchase Price Allocation (in thousands)
Assets Acquired
Cash and cash equivalents	$49,827
Accounts receivable - oil and gas sales	26,343
Accounts receivable - joint interest and other	9,161
Prepaid expenses and other	3,608
Inventory of oilfield equipment	4,688
Proved properties	539,820
Other property and equipment, net of accumulated depreciation	2,769
Right-of-use assets	4,010
Deferred income tax assets	110,513
Other noncurrent assets	797
Total assets acquired	$751,536

Liabilities Assumed
Accounts payable and accrued expenses	$51,088
Oil and gas revenue distribution payable	20,786
Lease liability	744
Derivative liability	13,481
Current portion of long-term debt	154,000
Lease liability (long-term)	3,266
Ad valorem taxes	3,746
Derivative liability (long-term)	5,019
Asset retirement obligations for oil and gas properties	24,473
Total liabilities assumed	276,603
Net assets acquired	$474,933
As part of the HighPoint Merger, the Company obtained net operating losses of $170.6 million. The HighPoint Merger was accounted for under the acquisition method of accounting for business combinations. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of proved oil and gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, and a market-based weighted-average cost of capital rate of approximately 13%. These inputs require significant judgments and estimates by management at the time of the valuation.
The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the six months ended June 30, 2021 and for the three and six months ended June 30, 2020, assuming the acquisition had been completed as of January 1, 2020. The financial information for the three months ended June 30, 2021 is included in our statement of operations and therefore does not require a pro forma disclosure. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2021	2020
	(in thousands, except per share data)
Total revenue	$79,492	$302,213	$219,463
Net loss	(78,410)	(66,717)	(1,023,673)

Net loss per common share:
Basic	$(2.56)	$(2.18)	$(33.55)
Diluted	$(2.56)	$(2.18)	$(33.55)
Extraction Merger
On May 9, 2021, Bonanza Creek, Raptor Eagle Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Bonanza Creek, and Extraction Oil & Gas, Inc., a Delaware corporation (“XOG”), entered into an Agreement and Plan of Merger (the “XOG Merger Agreement”), providing for a merger of equals between Bonanza Creek and XOG (the “XOG Merger”). The XOG Merger is expected to close in the fourth quarter of 2021, contingent upon a number of factors disclosed in the XOG Merger Agreement. Once closed, the Company intends to increase annual dividend payments to approximately $1.60 per share.
Crestone Peak Merger
On June 6, 2021, Bonanza Creek, Raptor Condor Merger Sub 1, Inc., a Delaware corporation and a wholly owned subsidiary of Bonanza Creek (“Merger Sub 1”), Raptor Condor Merger Sub 2, LLC, a Delaware limited liability company and a wholly owned subsidiary of BCEI (“Merger Sub 2”), Crestone Peak Resources LP, a Delaware limited partnership (“CPR”), CPPIB Crestone Peak Resources America Inc., a Delaware corporation (“Crestone Peak”), Crestone Peak Resources Management LP, a Delaware limited partnership (“CPR Management LP”), and, Extraction Oil & Gas, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the “Crestone Peak Merger Agreement”).
The Crestone Peak Merger Agreement, among other things, provides for the Company's acquisition of Crestone Peak through (i) the merger of Merger Sub 1 with and into Crestone Peak (the “Merger Sub 1 Merger”), with Crestone Peak continuing its existence as the surviving corporation following the Merger Sub 1 Merger (the “Surviving Corporation”), and (ii) the subsequent merger of the Surviving Corporation with and into Merger Sub 2 (the “Merger Sub 2 Merger” and together with the Merger Sub 1 Merger, the “Crestone Peak Merger”), with Merger Sub 2 continuing as the surviving entity as a wholly owned subsidiary of Bonanza Creek.
The closing of the Crestone Peak Merger is expressly conditioned on the closing of the previously announced XOG Merger pursuant to the XOG Merger Agreement. The Crestone Peak Merger is expected to close in conjunction with the XOG merger in the fourth quarter of 2021, contingent upon a number of factors disclosed in the Crestone Peak Merger Agreement. Once closed, the Company intends to increase annual dividend payments to approximately $1.85 per share.
Acquisition costs of $18.2 million and $21.5 million related to the aforementioned mergers and acquisitions were accounted for separately from the assets and liabilities assumed and are included in merger transaction costs in the Company's statements of operations for the three and six months ended June 30, 2021, respectively.

NOTE 4 - LEASES
The Company's right-of-use assets and lease liabilities are recognized at their discounted present value on the balance sheet, which include leases related to the asset classes reflected as of the dates indicated in the table below (in thousands):

	June 30, 2021	December 31, 2020
Operating leases
Field equipment(1)	$23,606	$27,537
Corporate leases	4,011	1,481
Vehicles	978	468
Total right-of-use asset	$28,595	$29,486

Field equipment(1)	$23,606	$27,537
Corporate leases	4,272	1,900
Vehicles	978	468
Total lease liability	$28,856	$29,905

Finance leases
Right-of-use asset - field equipment(1)	$—	$219
Lease liability - field equipment(1)	$—	$117
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

The following table summarizes the components of the Company's gross lease costs incurred during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost(1)	$3,557	$3,607	$6,894	$7,098
Finance lease cost:
Amortization of right-of-use assets	—	5	3	7
Interest on lease liabilities	—	1	1	2
Short-term lease cost	164	292	211	1,882
Variable lease cost(2)	95	(135)	65	(44)
Sublease income(3)	(91)	(89)	(183)	(178)
Total lease cost	$3,725	$3,681	$6,991	$8,767
____________________________
(1) Includes office rent expense of $0.5 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
(2) Variable lease cost represents differences between lease obligations and actual costs incurred for certain leases that do not have fixed payments related to both lease and non-lease components. Such incremental costs include lease payment increases or decreases driven by market price fluctuations and leased asset maintenance costs.
(3) The Company has subleased a portion of one of its office spaces for the remainder of the office lease term.

The Company does not have any leases with an implicit interest rate that can be readily determined. As a result, the Company used the incremental borrowing rate, based on the Credit Facility benchmark rate, adjusted for facility utilization and lease term, to calculate the respective discount rates. Please refer to Note 5 - Long-term Debt for additional information.
The Company has certain lease agreements that provide for the option to extend, purchase, or terminate early, which was evaluated on each lease to arrive at the proper lease term. There were some leases for which the option to extend or purchase was factored into the resulting lease term. There were no leases where early termination was factored into the resulting lease term. The Company's weighted-average remaining lease terms and discount rates for operating leases as of June 30, 2021 are as follows:

Operating Leases
Weighted-average lease term (years)	2.9
Weighted-average discount rate	3.91%
Supplemental cash flow information related to leases for the three and six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,340	$3,279	$6,490	$6,412
Operating cash flows from finance leases	—	1	1	2
Financing cash flows from finance leases	—	30	21	40

Right-of-use assets obtained in exchange for new operating lease obligations	$4,010	$1,944	$5,499	$7,388
Right-of-use assets obtained in exchange for new finance lease obligations	—	—	—	219

As of June 30, 2021, future commitments by year for the Company's operating with a lease term of one year or more are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows (in thousands):

Operating Leases
Remainder of 2021	$7,179
2022	11,306
2023	7,074
2024	2,995
2025	680
Thereafter	1,328
Total lease payments	30,562
Less: imputed interest	(1,706)
Total lease liability	$28,856
NOTE 5 - LONG-TERM DEBT
Senior Notes
In conjunction with the HighPoint Merger, Bonanza Creek issued $100 million aggregate principal amount of 7.5% Senior Notes due 2026 pursuant to an indenture (the “Indenture”), dated April 1, 2021, by and among Bonanza Creek, U.S. Bank National Association, as trustee (the “Trustee”), and the subsidiary guarantors party thereto. The Bonanza Creek Senior Notes are the senior unsecured obligations of Bonanza Creek and the subsidiaries of Bonanza Creek that are guarantors of the Bonanza Creek Senior Notes. The Indenture contains restrictive covenants that, among other things, restrict the ability of Bonanza Creek and each of its restricted subsidiaries to: (i) incur additional indebtedness and issue preferred stock; (ii) pay dividends or make other distributions in respect of Bonanza Creek common stock; (iii) make other restricted payments and investments; (iv) create liens; (v) restrict distributions or other payments from Bonanza Creek’s restricted subsidiaries; (v) sell assets, including capital stock of restricted subsidiaries; (vi) merge or consolidate with other entities; and (vi) enter into transactions with affiliates. These restrictive covenants are subject to a number of important qualifications and limitations. In addition, certain of these restrictive covenants will be suspended before the Bonanza Creek Senior Notes mature if at any time no default or event of default exists under the Indenture and the Bonanza Creek Senior Notes receive an investment grade rating from at least two ratings agencies. The Indenture also contains customary events of default.
The Bonanza Creek Senior Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior basis by each restricted subsidiary that guarantees a credit facility (as defined in the Indenture) of Bonanza Creek.
Immediately after the Effective Time, HighPoint, HighPoint OpCo, and Fifth Pocket Production, LLC, a Colorado limited liability company (collectively, the “HighPoint guarantors”), Bonanza Creek, and the Trustee entered into a first supplemental indenture (the “First Supplemental Indenture”), dated April 1, 2021, to the Indenture, pursuant to which such HighPoint guarantors unconditionally guaranteed all of Bonanza Creek’s obligations under the Bonanza Creek Senior Notes and the Indenture.
Credit Facility
In December 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders (the “Credit Facility”). The Credit Facility has a maturity date of December 7, 2023. The April 2021 redetermination as part of the Second Amendment (defined below) resulted in a borrowing base of $500.0 million, with elected commitments set at $400.0 million. The most recent redetermination was concluded on July 20, 2021, resulting in a reaffirmation of the borrowing base at $500.0 million and aggregate elected commitments at $400.0 million. The next redetermination is set to occur in November 2021, unless otherwise redetermined through the closing of the XOG and Crestone Peak mergers.
The Credit Facility is guaranteed by all wholly owned subsidiaries of the Company (each, a “Guarantor” and, together with the Company, the “Credit Parties”), and is secured by first priority security interests on substantially all assets of each Credit Party, subject to customary exceptions.

The Credit Facility contains customary representations and affirmative covenants. The Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, (xx) dividend payment thresholds, and (xi) cash balances. The Credit Parties are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (i) a maximum ratio of the Company's consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“EBITDAX”) and (ii) a current ratio, as defined in the agreement, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1.00.
Under the terms of the Credit Facility, as amended in June 2020 (the “First Amendment”), borrowings bore interest at a per annum rate equal to, at the option of the Company, either (i) a LIBOR, subject to a 0% LIBOR floor plus a margin of 2.00% to 3.00%, based on the utilization of the Credit Facility (the “Eurodollar Rate”) or (ii) a fluctuating interest rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate, (b) the rate of interest published by the Federal Reserve Bank of New York as the federal funds effective rate, (c) the rate of interest published by the Federal Reserve Bank of New York as the overnight bank funding rate, or (d) a LIBOR offered rate for a one-month interest period, subject to a 0% LIBOR floor plus a margin of 1.00% to 2.00%, based on the utilization of the Credit Facility (the “Reference Rate”). Interest on borrowings that bear interest at the Eurodollar Rate shall be payable on the last day of the applicable interest period selected by the Company, which shall be one, two, three, or six months, and interest on borrowings that bear interest at the Reference Rate shall be payable quarterly in arrears.
On April 1, 2021, in conjunction with the HighPoint Merger, the Company, together with certain of its subsidiaries, entered into the Second Amendment (the “Second Amendment”) to the Credit Facility (as amended, restated, supplemented or otherwise modified) to, among other things: (i) increase the aggregate maximum commitment amount from $750.0 million to $1.0 billion; (ii) increase the available borrowing base from $260.0 million to $500.0 million; (iii) increase the Eurodollar Rate margin to 3.00% to 4.00%; (iv) increase the Reference Rate margin to 2.00% to 3.00%; (v) increase (A) the LIBOR floor from 0% to .50% and (B) the alternate base rate floor from 0% to 1.50%; (vi) decrease for any fiscal quarter ending on or after April 1, 2021, the maximum permitted net leverage ratio from 3.50 to 3.0; and (viii) amend certain other covenants and provisions.
The Company was in compliance with all covenants as of June 30, 2021, and through the filing date of this report.
As of June 30, 2021 and December 31, 2020, the Company had $99.0 million and zero, respectively, outstanding on the Credit Facility. As of the date of this filing, the outstanding balance was $85.0 million. The Company's Credit Facility approximates fair value as the applicable interest rates are floating.
In connection with the Second Amendment, the Company capitalized an incremental $3.7 million in deferred financing costs. Of the total post-amortization net capitalized deferred financing costs, (i) $2.5 million and $0.7 million, as of June 30, 2021 and December 31, 2020, respectively, are presented within other noncurrent assets and (ii) $1.7 million and $0.4 million, as of June 30, 2021 and December 31, 2020, respectively, are presented within prepaid expenses and other line items in the accompanying balance sheets.
Interest Expense
For the three months ended June 30, 2021 and 2020, the Company incurred interest expense of $3.8 million and $1.4 million, respectively, and capitalized $0.6 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred interest expense of $4.3 million and $2.6 million, respectively, and capitalized $0.6 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively.

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
Upon closing of the HighPoint Merger, the Company assumed all obligations, whether asserted or unasserted, of HighPoint Resources Corporation. As of the filing date of this report, there were no probable, material pending, or overtly threatened legal actions against the Company that were associated with HighPoint of which it was aware, other than the following:
On June 15, 2020, Sterling Energy Investments LLC (“Sterling”) filed a complaint against HighPoint OpCo, a subsidiary of HighPoint Resources Corporation, for breach of contract related to a Gas Purchase Agreement dated effective November 1, 2017. Sterling alleges that HighPoint OpCo breached the contract by failing to use reasonable commercial efforts to deliver to Sterling at Sterling’s receipt points all quantities of gas not otherwise dedicated to other gas purchase agreements. HighPoint Resources OpCo filed a counterclaim against Sterling for breach of Sterling’s obligations under the Gas Purchase Agreement. The possible damages range from zero to $5.5 million. At this time, the Company is unable to determine whether any loss is probable and accordingly has not recognized any liability associated with this matter.
Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company believes could exceed $300,000. HighPoint Resources Corporation received Notices of Alleged Violations (“NOAV”) from the Colorado Oil and Gas Conservation Commission (“COGCC”) alleging violations of various Colorado statutes and COGCC regulations governing oil and gas operations. The Company continues to engage in discussions regarding resolution of the alleged violations. As of June 30, 2021, the Company has recognized approximately $1.8 million associated with the NOAVs, as they are probable and reasonably estimable.
Commitments
Firm Transportation Agreements. As part of the HighPoint Merger, the Company is now party to two firm transportation contracts to provide capacity on natural gas pipeline systems. The contracts require the Company to pay minimum volume transportation charges through July 2021 regardless of the amount of pipeline capacity utilized by the Company. These deficiency payments totaling $4.3 million for the three months ended June 30, 2021 are included in unused commitments expense in the statements of operations. The Company will not utilize the firm capacity on the natural gas pipelines.
Additionally, the Company is party to one firm pipeline transportation contract to provide capacity on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges on 8,500 gross barrels per day through April 2022 and 12,500 barrels per day thereafter through April 2025, regardless of the amount of pipeline capacity utilized by the Company. The aggregate financial commitment fee over the remaining term was $52.1 million as of June 30, 2021. The Company expects to utilize most, if not all, of the firm capacity on the oil pipeline system.
Minimum Volume Agreements. The Company is party to a purchase agreement to deliver fixed determinable quantities of crude oil to NGL Crude. The NGL Crude agreement includes defined volume commitments over a term ending in 2023. Under the terms of the NGL Crude agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods. The minimum gross volume commitment will increase approximately 3% each year for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term was $37.3 million as of June 30,

2021. Upon notifying NGL Crude at least twelve months prior to the expiration date of the NGL Crude agreement, the Company may elect to extend the term of the NGL Crude agreement for up to three additional years. Since the commencement of the NGL Crude agreement and through the remainder of the term of the agreement, the Company has not and does not expect to incur any deficiency payments.
The Company is also party to one minimum volume commitment for the delivery of natural gas volumes to a midstream entity for gathering and processing and minimum volume commitments to purchase fresh water from water suppliers. These commitments require the Company to pay a fee associated with the minimum volumes regardless of the amount delivered. The aggregate financial commitment fee over the remaining term for these contracts was $4.2 million as of June 30, 2021.
The minimum annual payments under the these agreements for the next five years as of June 30, 2021 are presented below (in thousands):

	Firm Transportation	Minimum Volume(1)
Remainder of 2021	$6,505	$13,170
2022	13,064	24,322
2023	14,600	4,052
2024	14,640	—
2025	4,800	—
2026 and thereafter	—	—
Total	$53,609	$41,544
____________________________
(1) The above calculation is based on the minimum volume commitment schedule (as defined in the relevant agreements) and applicable differential fees.
There have been no other material changes from the commitments disclosed in the notes to the Company's consolidated financial statements included in our 2020 Form 10-K. Refer to Note 4 - Leases, for lease commitments.
NOTE 7 - STOCK-BASED COMPENSATION
Long Term Incentive Plans
In 2017, the Company adopted a Long Term Incentive Plan (“2017 LTIP”), as established by the Board, which allows for the issuance of restricted stock units (“RSUs”), performance stock units (“PSUs”), and options, and reserved 2,467,430 shares of common stock. Additionally, in June 2021, the Company adopted the 2021 Long Term Incentive Plan (“2021 LTIP”), as established by the Board, which reserved an incremental 700,000 shares of common stock in addition to the 2017 LTIP. The 2017 LTIP and 2021 LTIP shall be collectively referred herein as the “LTIP”. See below for further discussion of awards granted under the LTIP.
The Company recorded compensation expense related to the awards granted under the LTIP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units	$1,746	$1,284	$3,067	$2,585
Performance stock units	449	195	740	2
Stock options	—	(5)	—	126
Total stock-based compensation	$2,195	$1,474	$3,807	$2,713
As of June 30, 2021, unrecognized compensation expense will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted stock units	$10,411	2023
Performance stock units	5,639	2023
	$16,050

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
During the six months ended June 30, 2021, the Company granted 175,549 RSUs with a fair value of $6.0 million. A summary of the status and activity of non-vested restricted stock units for the six months ended June 30, 2021 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	550,056	$20.30
Granted	175,549	34.21
Vested	(261,648)	20.97
Forfeited	(17,926)	17.55
Non-vested, end of quarter	446,031	$25.49
Cash flows resulting from excess tax benefits are to be classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock in excess of the deferred tax asset attributable to stock compensation costs for such restricted stock. The Company recorded no excess tax benefits for the periods presented.
Performance Stock Units
The LTIP allows for the issuance of PSUs to employees at the sole discretion of the Board. The number of shares of the Company's common stock that may be issued to settle PSUs ranges from zero to two times the number of PSUs awarded. The PSUs vest in their entirety at the end of the three-year performance period. The first criterion is based on a comparison of the Company's absolute and relative total shareholder return (“TSR”) for the performance period compared with the TSRs of a group of peer companies for the same performance period. The TSR for the Company and each of the peer companies is determined by dividing (A) (i) the volume-weighted average share price for the last 30 trading days of the performance period minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The second criterion, when applicable, is based on the Company's annual return on average capital employed (“ROCE”) for each year during the three-year performance period. The total number of PSUs granted was split as follows for the relevant grant years:

	2021	2020	2019
TSR	100%	67%	50%
ROCE	—%	33%	50%
Compensation expense associated with PSUs is recognized as general and administrative expense over the performance period. Because these awards depend on a combination of performance-based and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company's expected ROCE performance. As of June 30, 2021, the Company does not expect any of the ROCE portion of the PSUs granted in 2019 to vest and has accordingly adjusted the related compensation expense.

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
During the six months ended June 30, 2021, the Company granted 64,258 PSUs with a fair value of $4.4 million. The PSUs granted in 2018 expired as of December 31, 2020, with zero distribution of shares to the recipients, as neither the TSR nor the ROCE performance criteria were met. A summary of the status and activity of performance stock units for the six months ended June 30, 2021 is presented below:

	Performance Stock Units(1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	185,588	$22.63
Granted	64,258	68.99
Vested	—	—
Forfeited	—	—
Non-vested, end of quarter	249,846	$34.56
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
There were no stock options granted during the six months ended June 30, 2021. A summary of the status and activity of stock options for the six months ended June 30, 2021 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	72,368	$34.36
Granted	—	—
Exercised	(11,952)	34.36
Forfeited	(399)	34.36
Outstanding, end of quarter	60,017	$34.36	5.5	$763
Number of options outstanding and exercisable	60,017	$34.36	5.5	$763
The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 was $0.1 million.

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

	As of June 30, 2021
	Level 1	Level 2	Level 3
Derivative assets	$—	$—	$—
Derivative liabilities	$—	$92,151	$—

	As of December 31, 2020
	Level 1	Level 2	Level 3
Derivative assets	$—	$7,482	$—
Derivative liabilities	$—	$7,732	$—

Senior Notes
The Bonanza Creek $100.0 million Senior Notes, issued on April 1, 2021, are recorded at carrying value. There were no debt issuance costs, discounts or premiums associated with the Bonanza Creek Senior Notes. The estimated fair value of the 7.5% Bonanza Creek Senior Notes was $100.7 million as of June 30, 2021. The fair value of the Bonanza Creek Senior Notes is based on quoted market prices, and as such, is designated as Level 1 within the valuation hierarchy.
Proved Oil and Gas Properties
Proved oil and gas property costs are evaluated for impairment on a nonrecurring basis and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows of the underlying oil and gas reserves. Depending on the availability of data, the Company uses Level 3 inputs and either the income valuation technique, which converts future amounts to a single present value amount to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management, or the market valuation approach. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the Company's internal budgeting model derived from the NYMEX strip pricing, adjusted for management estimates and basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved oil and gas property impairments during the three and six months ended June 30, 2021 and 2020.
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
A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Beginning balance as of December 31, 2020	$28,699
Liabilities settled	(2,902)
Additions	24,633
Accretion expense	764
Ending balance as of June 30, 2021	$51,194
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
Certain NYMEX calendar month average (“CMA”) settlement contracts contain a “CMA Roll Adjustment,” the calculation of which includes futures prices for contracts deliverable in, at the time, two forward months. The physical trade month average is compared to the prompt month futures contracts and weighted to reflect the amount of time during the delivery month that the forward months traded as the prompt month. The weighted adjustment values are added to the basic calendar month average to arrive at the Roll Adjusted settlement price for the month. “Oil roll swaps” fix the value of the roll adjustment. If the futures curve becomes more backwardated after entering the oil roll swap, we will pay the difference between the CMA Roll Adjustment and the oil roll swap price. If the futures curve becomes more in contango, we will receive the difference between the CMA Roll Adjustment and the oil roll swap price.
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

As of June 30, 2021, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
3Q21
Cashless Collar	3,000	$30.00/$50.62	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	9,500	$54.41	—	—	20,000	$0.43	20,000	$2.12
Oil Roll Swap(1)	4,500	$0.16	—	—	—	—	—	—
4Q21
Cashless Collar	4,000	$30.63/$50.34	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	8,000	$54.49	—	—	20,000	$0.43	13,370	$2.13
Oil Roll Swap(1)	4,500	$0.16	—	—	—	—	—	—
1Q22
Cashless Collar	6,500	$35.10/$59.44	—	—	—	—	20,000	$2.15/$2.75
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swap(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	4,000	$55.06	—	—	—	—	—	—
2Q22
Cashless Collar	5,000	$36.64/$63.52	—	—	—	—	20,000	$2.15/$2.75
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swap(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	4,000	$55.06	—	—	—	—	—	—
3Q22
Cashless Collar	3,500	$38.76/$66.84	—	—	—	—	—	—
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swap(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	2,000	$55.13	—	—	—	—	—	—
4Q22
Cashless Collar	3,000	$39.39/$68.86	—	—	—	—	—	—
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swap(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	2,000	$55.13	—	—	—	—	—	—
_______________________________
(1) The weighted average differential represents the amount of reduction to NYMEX WTI prices for the notional volumes covered by the swap contracts.

As of the filing date of this report, the Company had entered into the following commodity derivative contracts:

	Crude Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG Basis)		Natural Gas (CIG)
	Bbls/day	Weighted Avg. Price per Bbl	MMBtu/day	Weighted Avg. Price per MMBtu	MMBtu/day	Weighted Avg. Basis Differential to CIG Price per MMBtu	MMBtu/day	Weighted Avg. Price per MMBtu
3Q21
Cashless Collar	3,000	$30.00/$50.62	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	9,500	$54.41	—	—	20,000	$0.43	20,000	$2.12
Oil Roll Swaps(1)	4,500	$0.16	—	—	—	—	—	—
4Q21
Cashless Collar	10,500	$48.81/$67.63	20,000	$2.25/$2.52	—	—	20,000	$2.15/$2.75
Swap	8,000	$54.49	—	—	20,000	$0.43	13,370	$2.13
Oil Roll Swaps(1)	4,500	$0.16	—	—	—	—	—	—
1Q22
Cashless Collar	6,500	$35.10/$59.44	—	—	—	—	20,000	$2.15/$2.75
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swaps(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	4,000	$55.06	—	—	—	—	—	—
2Q22
Cashless Collar	5,000	$36.64/$63.52	—	—	—	—	20,000	$2.15/$2.75
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swaps(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	4,000	$55.06	—	—	—	—	—	—
3Q22
Cashless Collar	4,200	$40.64/$67.74	20,000	$2.80/$4.20	—	—	—	—
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swaps(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	2,000	$55.13	—	—	—	—	—	—
4Q22
Cashless Collar	3,700	$41.40/$69.50	20,000	$2.80/$4.20	—	—	—	—
Swap	1,000	$50.15	—	—	—	—	10,000	$2.13
Oil Roll Swaps(1)	2,000	$0.22	—	—	—	—	—	—
Swaptions	2,000	$55.13	—	—	—	—	—	—
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

Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of the dates indicated in the table below (in thousands):

	June 30, 2021	December 31, 2020
Derivative Assets:
Commodity contracts – current	$—	$7,482
Commodity contracts – noncurrent	—	—
Derivative Liabilities:
Commodity contracts – current	(80,866)	(6,402)
Commodity contracts – noncurrent	(11,285)	(1,330)
Total derivative assets (liabilities), net	$(92,151)	$(250)
The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Derivative cash settlement gain (loss):
Oil contracts	$(18,794)	$22,485	$(21,616)	$32,923
Gas contracts	(1,405)	128	(2,374)	944
Total derivative cash settlement gain (loss)(1)	(20,199)	22,613	(23,990)	33,867
Change in fair value gain (loss)	(53,771)	(47,759)	(73,399)	41,406
Total derivative gain (loss)(1)	$(73,970)	$(25,146)	$(97,389)	$75,273
_______________________________
(1)Total derivative gain (loss) and total derivative cash settlement gain (loss) for the six months ended June 30, 2021 and 2020 are reported in the derivative (gain) loss line item and derivative cash settlement gain (loss) line item in the accompanying statements of cash flows, within the cash flows from operating activities.

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
Please refer to Note 7 - Stock-Based Compensation for additional discussion.

The Company uses the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(25,319)	$(38,902)	$(25,438)	$39,649

Basic net income (loss) per common share	$(0.83)	$(1.87)	$(0.99)	$1.91
Diluted net income (loss) per common share	$(0.83)	$(1.87)	$(0.99)	$1.91

Weighted-average shares outstanding - basic	30,655	20,776	25,774	20,713
Add: dilutive effect of contingent stock awards	—	—	—	46
Weighted-average shares outstanding - diluted	30,655	20,776	25,774	20,759
There were 747,678 and 715,639 shares that were anti-dilutive for the three months ended June 30, 2021 and 2020, respectively, and 777,564 and 407,996 that were anti-dilutive for the six months ended June 30, 2021 and 2020. The Company was in a net loss position for the three months ended June 30, 2021 and 2020 as well as the six months ended June 30, 2021, which made all potentially dilutive shares anti-dilutive.
The exercise price of the Company's stock warrants were in excess of the Company's stock price during the three and six months ended June 30, 2020; therefore, they were excluded from the earnings per share calculation. The Company's warrants expired on April 30, 2020.
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
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, changes in valuation allowances, and other permanent differences. During the three and six months ended June 30, 2021, the Company recorded income tax benefit of $10.4 million compared to zero income tax benefit during the three and six months ended June 30, 2020.
As of June 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits. The Company's management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2021.

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
The Company’s primary objective is to maximize shareholder returns through dividends and debt reduction by responsibly developing our oil and gas resources. We seek to balance production and company growth with maintaining a conservative balance sheet. Key aspects of our strategy include well-balanced asset mergers and acquisitions, multi-well pad development across our leasehold, enhanced completions through continuous design evaluation, utilization of scaled infrastructure, continuous safety improvement, strict adherence to health and safety regulations, and environmental stewardship.
Financial and Operating Results
Our financial and operational results include:
•Crude oil equivalent sales volumes increased 70% for the three months ended June 30, 2021 when compared to the same period in 2020 due to the HighPoint Merger;
•Lease operating expense increased by 15% per Boe for the three months ended June 30, 2021 when compared to the same period in 2020;
•General and administrative expense decreased by 15% per Boe for the three months ended June 30, 2021 when compared to the same period in 2020;
•Borrowings under our Credit Facility were reduced by $56.0 million to $99.0 million during the three months ended June 30, 2021 from the $155.0 million borrowed at the closing of the HighPoint Merger to pay down the HighPoint credit facility;
•Total liquidity of $325.4 million at June 30, 2021, consisting of cash on hand plus funds available under our Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash dividend of $10.8 million, or $0.35 per share, declared and paid during the three months ended June 30, 2021;
•Cash flows provided by operating activities for the six months ended June 30, 2021 were $79.6 million, as compared to cash flows provided by operating activities of $68.2 million during the six months ended June 30, 2020. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Capital expenditures, inclusive of accruals, of $73.6 million during the six months ended June 30, 2021.

Rocky Mountain Infrastructure
The Company's gathering, treating, and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company and provide cost economies of a centralized system. The RMI facilities reduce gathering system pressures at the wellhead, thereby improving hydrocarbon recovery. Additionally, with eleven interconnects to four different natural gas processors, RMI helps ensure that the Company's production is not constrained by any single midstream service provider. Furthermore, in 2019, the Company installed a new oil gathering line to Riverside Terminal (on the Grand Mesa Pipeline), which resulted in a corresponding $1.25 to $1.50 per barrel reduction to our oil differentials for barrels transported on such gathering line. Additionally, the Company commenced construction of an additional oil interconnect in late June 2021, thus providing additional outlets to provide flow assurance and minimize differentials. The total value of reduced oil differentials during the six months ended June 30, 2021 and 2020 was approximately $2.1 million and $2.9 million, respectively. Finally, the RMI system reduces facility site footprints, leading to more cost-efficient operations and reduced emissions and surface disturbance. The net book value of the Company's RMI assets was $196.1 million as of June 30, 2021.
Current Events and Outlook
The worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19, and various governmental actions taken to mitigate the impact of COVID-19, resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production further increased the excess supply of oil and natural gas throughout 2020. However, during the first quarter of 2021, expectations surrounding the demand for oil and natural gas stimulated a rise in oil and natural gas prices.
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
The Company's stand-alone first quarter 2021 capital budget of $35 million to $40 million and combined second through fourth quarter 2021 capital budget (reflecting the closing of the HighPoint Merger on April 1, 2021) of $115 million to $130 million includes completing 45 gross (39.9 net) drilled, uncompleted wells, and picking up a drilling rig in the fourth quarter of 2021, with completions of those newly drilled wells to begin in 2022. Actual capital expenditures could vary significantly based on, among other things, market conditions, commodity prices, drilling and completion costs, and well results.
On April 1, 2021, we completed the previously announced acquisition of HighPoint. While we have already achieved significant synergies across several areas of the Company, there is an expected delay in realizing certain synergies and benefits due to the time and effort required to renegotiate and wait out certain contracts and integrate the formerly stand-alone companies. Consequently, the financial and operating results of the combined companies for the three and six months ended June 30, 2021 reflect a slightly higher cost metric that we anticipate will decline during the latter half of 2021. Additionally, while the significant curtailment of the respective drilling and completion programs during 2020, in response to the drop in commodity prices, resulted in an overall decline in combined companies' sales volumes period over period, we expect sales volumes will recover considerably through 2021 completion activity as well as the return of a drilling rig in the fourth quarter of 2021.
The Company has successfully integrated the operations, production and accounting databases derived from the HighPoint Merger. We believe that the Company has the appropriate level of skills and personnel to successfully integrate the XOG and Crestone Peak mergers. The go-forward Company will incorporate the best practices and processes from each organization.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$115,923	$28,559	$87,364	306%
Natural gas sales(2)	14,778	3,931	10,847	276%
Natural gas liquids sales	24,777	2,545	22,232	874%
Product revenue	$155,478	$35,035	$120,443	344%

Sales Volumes:
Crude oil (MBbls)	1,905.2	1,274.1	631.1	50%
Natural gas (MMcf)	6,405.6	3,298.7	3,106.9	94%
Natural gas liquids (MBbls)	878.6	438.1	440.5	101%
Crude oil equivalent (MBoe)(3)	3,851.4	2,262.0	1,589.4	70%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$60.85	$22.42	$38.43	171%
Natural gas (per Mcf)	$2.31	$1.19	$1.12	94%
Natural gas liquids (per Bbl)	$28.20	$5.81	$22.39	385%
Crude oil equivalent (per Boe)(3)	$40.37	$15.49	$24.88	161%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$50.98	$40.06	$10.92	27%
Natural gas (per Mcf)	$2.09	$1.23	$0.86	70%
Natural gas liquids (per Bbl)	$28.20	$5.81	$22.39	385%
Crude oil equivalent (per Boe)(3)	$35.12	$25.49	$9.63	38%
_____________________________
(1)Crude oil sales excludes $0.2 million and $0.4 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2021 and 2020, respectively.
(2)Natural gas sales excludes $0.4 million and $0.8 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2021 and 2020, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended June 30, 2021, the derivative cash settlement loss for oil and natural gas contracts was $18.8 million and $1.4 million, respectively. For the three months ended June 30, 2020, the derivative cash settlement gain for oil and natural gas contracts was $22.5 million and $0.1 million, respectively. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 344% to $155.5 million for the three months ended June 30, 2021 compared to $35.0 million for the three months ended June 30, 2020. The drivers of the increase in revenue are the 161%, or $24.88 per Boe, increase in oil equivalent pricing and the 70% increase in sales volumes. The increase in sales volumes is primarily due to the HighPoint Merger that closed on April 1, 2021. Additionally, we turned 30 gross wells to sales during the twelve-month period ending June 30, 2021.

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$11,358	$5,795	$5,563	96%
Midstream operating expense	4,246	3,354	892	27%
Gathering, transportation, and processing	13,721	3,711	10,010	270%
Severance and ad valorem taxes	9,813	3,478	6,335	182%
Exploration	3,547	112	3,435	3,067%
Depreciation, depletion, and amortization	35,006	22,283	12,723	57%
Abandonment and impairment of unproved properties	2,215	309	1,906	617%
Unused commitments	4,328	—	4,328	100%
Merger transaction costs	18,246	21	18,225	86,786%
General and administrative expense	12,144	8,385	3,759	45%
Operating Expenses	$114,624	$47,448	$67,176	142%

Selected Costs ($ per Boe):
Lease operating expense	$2.95	$2.56	$0.39	15%
Midstream operating expense	1.10	1.48	(0.38)	(26)%
Gathering, transportation, and processing	3.56	1.64	1.92	117%
Severance and ad valorem taxes	2.55	1.54	1.01	66%
Exploration	0.92	0.05	0.87	1,740%
Depreciation, depletion, and amortization	9.09	9.85	(0.76)	(8)%
Abandonment and impairment of unproved properties	0.58	0.14	0.44	314%
Unused commitments	1.12	—	1.12	100%
Merger transaction costs	4.74	0.01	4.73	100%
General and administrative expense	3.15	3.71	(0.56)	(15)%
Operating Expenses	$29.76	$20.98	$8.78	42%
Lease operating expense.  Our lease operating expense increased by $5.6 million, or 96%, to $11.4 million for the three months ended June 30, 2021 from $5.8 million for the three months ended June 30, 2020, and 15% on an equivalent basis per Boe. Lease operating expense increased as a result of the HighPoint Merger, where there are synergies to still be realized within the vehicle and compression fleet rentals, contract automation, and water disposal costs.
Midstream operating expense.  Our midstream operating expense increased to $4.2 million for the three months ended June 30, 2021 compared to $3.4 million for the three months ended June 30, 2020, and decreased 26% on a per Boe basis during the comparable periods. The overall increase is due to the acquisition of midstream assets as part of the HighPoint Merger. Additionally, while certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed and thereby result in a decrease in midstream operating expense per Boe period over period.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $10.0 million to $13.7 million for the three months ended June 30, 2021, from $3.7 million for the three months ended June 30, 2020. Natural gas and NGLs sales volumes have a direct correlation to gathering, transportation, and processing expense, and natural gas and NGLs sales volumes increased 97% during the comparable periods. Additionally, our value-based percentage of proceeds sales contract is now our largest sales contract post the HighPoint Merger.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased to $9.8 million for the three months ended June 30, 2021, from $3.5 million for the three months ended June 30, 2020. Severance and ad valorem taxes primarily correlate to revenues, and revenues increased by 344% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The HighPoint Merger has decreased the Company's overall severance and ad valorem tax rates, due to HighPoint having a substantial amount of wells in lower taxing districts.

Exploration.  Our exploration expense increased to $3.5 million for the three months ended June 30, 2021, from $0.1 million for the three months ended June 30, 2020 primarily due to a one-time purchase of seismic and core data.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 57% to $35.0 million for the three months ended June 30, 2021, from $22.3 million for the three months ended June 30, 2020, and decreased 8% on a per Boe basis during the comparable periods. The increase in depreciation, depletion, and amortization expense during the comparable periods is due to a $629.2 million increase in the depletable property base primarily due to the HighPoint Merger. The decrease on a per Boe basis is due to a decrease in the depletion rate.
Abandonment and impairment of unproved properties.  During the three months ended June 30, 2021 and 2020, the Company incurred $2.2 million and $0.3 million, respectively, in abandonment and impairment of unproved properties primarily due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases.
Unused commitments. During the three months ended June 30, 2021 and 2020, we incurred $4.3 million and zero, respectively, in unused commitments. As part of the HighPoint Merger, we assumed two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from properties HighPoint had previously sold. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.
Merger transaction costs. Our merger transaction costs increased by $18.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 largely due to the HighPoint Merger and, to a lesser degree, the anticipated XOG and Crestone mergers.
General and administrative. Our general and administrative expense for the three months ended June 30, 2021 increased to $12.1 million compared to $8.4 million for three months ended June 30, 2020, and decreased by 15% on a per Boe basis. The primary drivers of the increase relate to an increase in salaries, benefits, and stock compensation expense due to the HighPoint Merger. Additionally, certain one-time nonrecurring fees were incurred as it relates to the HighPoint Merger as further discussed in Note 3 - Acquisitions & Divestitures of Part I, Item 1 of this report. General and administrative expense per Boe decreased due to sales volumes being 70% higher during the three months ended June 30, 2021 as compared to the same period in 2020.
Derivative gain (loss).  Our derivative loss for the three months ended June 30, 2021 was $74.0 million is due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Our derivative loss of $25.1 million for the three months ended June 30, 2020 is due to fair market value adjustments caused by market prices recovering from prior period levels, partially offset by settlement gains caused by market prices being lower than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended June 30, 2021 and 2020 was $3.2 million and $1.0 million, respectively. Average debt outstanding for the three months ended June 30, 2021 and 2020 was $123.2 million and $63.7 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Senior Notes	$1,875	$—
Credit Facility	1,160	557
Commitment fees on available borrowing base under the Credit Facility	329	270
Amortization of deferred financing costs	433	557
Capitalized interest	(556)	(400)
Total interest expense, net	$3,241	$984

The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$165,723	$79,148	$86,575	109%
Natural gas sales(2)	27,064	8,893	18,171	204%
Natural gas liquids sales	35,740	5,786	29,954	518%
Product revenue	$228,527	$93,827	$134,700	144%

Sales Volumes:
Crude oil (MBbls)	2,847.9	2,503.6	344.3	14%
Natural gas (MMcf)	9,619.5	6,861.3	2,758.2	40%
Natural gas liquids (MBbls)	1,276.7	875.0	401.7	46%
Crude oil equivalent (MBoe)(3)	5,727.9	4,522.1	1,205.8	27%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$58.19	$31.61	$26.58	84%
Natural gas (per Mcf)	$2.81	$1.30	$1.51	116%
Natural gas liquids (per Bbl)	$27.99	$6.61	$21.38	323%
Crude oil equivalent (per Boe)(3)	$39.90	$20.75	$19.15	92%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$50.60	$44.76	$5.84	13%
Natural gas (per Mcf)	$2.57	$1.43	$1.14	80%
Natural gas liquids (per Bbl)	$27.99	$6.61	$21.38	323%
Crude oil equivalent (per Boe)(3)	$35.71	$28.24	$7.47	26%
_____________________________
(1)Crude oil sales excludes $0.5 million and $1.0 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the six months ended June 30, 2021 and 2020, respectively.
(2)Natural gas sales excludes $1.2 million and $1.8 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the six months ended June 30, 2021 and 2020, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for crude oil and natural gas. For the six months ended June 30, 2021, the derivative cash settlement loss for oil and natural gas contracts was $21.6 million and $2.4 million, respectively. For the six months ended June 30, 2020, the derivative cash settlement gain for oil and natural gas contracts was $32.9 million and $0.9 million, respectively. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 144% to $228.5 million for the six months ended June 30, 2021 compared to $93.8 million for the six months ended June 30, 2020. The primary drivers of the increase in revenue are the 92%, or $19.15 per Boe, increase in oil equivalent pricing and the 27% increase in sales volumes. The increase in sales volumes is due to turning 30 gross wells to sales during the twelve-month period ending June 30, 2021 as well as the HighPoint Merger that closed on April 1, 2021.

The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$17,089	$11,494	$5,595	49%
Midstream operating expense	8,151	7,368	783	11%
Gathering, transportation, and processing	18,688	7,192	11,496	160%
Severance and ad valorem taxes	14,417	8,651	5,766	67%
Exploration	3,643	485	3,158	651%
Depreciation, depletion, and amortization	53,829	43,867	9,962	23%
Abandonment and impairment of unproved properties	2,215	30,366	(28,151)	(93)%
Unused commitments	4,328	—	4,328	100%
Bad debt expense	—	576	(576)	(100)%
Merger transaction costs	21,541	21	21,520	102,476%
General and administrative expense	21,395	17,814	3,581	20%
Operating Expenses	$165,296	$127,834	$37,462	29%

Selected Costs ($ per Boe):
Lease operating expense	$2.98	$2.54	$0.44	17%
Midstream operating expense	1.42	1.63	(0.21)	(13)%
Gathering, transportation, and processing	3.26	1.59	1.67	105%
Severance and ad valorem taxes	2.52	1.91	0.61	32%
Exploration	0.64	0.11	0.53	482%
Depreciation, depletion, and amortization	9.40	9.70	(0.30)	(3)%
Abandonment and impairment of unproved properties	0.39	6.72	(6.33)	(94)%
Unused commitments	0.76	—	0.76	100%
Bad debt expense	—	0.13	(0.13)	(100)%
Merger transaction costs	3.76	—	3.76	100%
General and administrative expense	3.74	3.94	(0.20)	(5)%
Operating Expenses	$28.87	$28.27	$0.60	2%
Lease operating expense.  Our lease operating expense increased 49% to $17.1 million for the six months ended June 30, 2021 and 2020 and increased 17% on an equivalent basis per Boe. Aggregate lease operating expense increased as a result of the HighPoint Merger. Lease operating expense increased as a result of the HighPoint Merger, where there are synergies to still be realized within the vehicle and compression fleet rentals, contract automation, and water disposal costs.
Midstream operating expense.  Our midstream operating expense remained relatively consistent at $8.2 million for the six months ended June 30, 2021 compared to $7.4 million for the six months ended June 30, 2020, and decreased 13% on a per Boe basis during the comparable periods. The overall increase is due to the acquisition of midstream assets as part of the HighPoint Merger. Additionally, while certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed and result in a decrease in midstream operating expense per Boe period over period.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $11.5 million, or 160%, to $18.7 million for the six months ended June 30, 2021, from $7.2 million for the six months ended June 30, 2020. Generally, natural gas and NGLs sales volumes have a direct correlation to gathering, transportation, and processing expense. Natural gas and NGLs sales volumes increased 43% during the comparable periods. Additionally, our value-based percentage of proceeds sales contract is now our largest sales contract post the HighPoint Merger.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased 67% to $14.4 million for the six months ended June 30, 2021, from $8.7 million for the six months ended June 30, 2020. Severance and ad valorem taxes primarily correlate to revenues, and revenues increased by 144% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The HighPoint Merger has decreased the Company's overall severance and ad valorem tax rates due to HighPoint having a substantial amount of wells in lower taxing districts.
Exploration.  Our exploration expense increased to $3.6 million for the six months ended June 30, 2021, from $0.5 million for the six months ended June 30, 2020 primarily due to a one-time purchase of seismic and core data.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 23% to $53.8 million for the six months ended June 30, 2021, from $43.9 million for the six months ended June 30, 2020, and decreased 3% on a per Boe basis during the comparable periods. The increase in depreciation, depletion, and amortization expense during the comparable periods is due to a $629.2 million increase in the depletable property base primarily due to the HighPoint Merger. The decrease on a per Boe basis is due to a decrease in the depletion rate.
Abandonment and impairment of unproved properties.  During the six months ended June 30, 2021 and 2020, the Company incurred $2.2 million and $30.4 million, respectively, in abandonment and impairment of unproved properties primarily due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases.
Unused commitments. During the six months ended June 30, 2021 and 2020, we incurred $4.3 million and zero, respectively, in unused commitments. As part of the HighPoint Merger, we assumed two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from properties HighPoint had previously sold. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.
Merger transaction costs. Our merger transaction costs increased by $21.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 largely due to the HighPoint Merger and, to a lesser degree, due to the anticipated XOG and Crestone mergers.
General and administrative. Our general and administrative expense for the six months ended June 30, 2021 increased to $21.4 million, from $17.8 million for the six months ended June 30, 2020, and decreased 5% on a per Boe basis. The primary drivers of the increase relate to an increase in salaries, benefits, and stock compensation expense due to the HighPoint Merger. Additionally, certain one-time nonrecurring fees were incurred as it relates to the HighPoint Merger as further discussed in Note 3 - Acquisitions & Divestitures of Part I, Item 1 of this report. General and administrative expense per Boe decreased due to sales volumes being 27% higher in the later period as a result of the HighPoint Merger.
Derivative gain (loss).  Our derivative loss for the six months ended June 30, 2021 was $97.4 million due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Our derivative gain of $75.3 million for the six months ended June 30, 2020 is due to settlements and fair market value adjustments caused by market prices being lower than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the six months ended June 30, 2021 and 2020 was $3.7 million and $1.2 million, respectively. Average debt outstanding for the six months ended June 30, 2021 and 2020 was $61.9 million and $74.3 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Senior Notes	$1,875	$—
Credit Facility	1,160	1,367
Commitment fees on available borrowing base under the Credit Facility	655	521
Amortization of deferred financing costs	526	680
Capitalized interest	(556)	(1,367)
Total interest expense, net	$3,660	$1,201

Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Credit Facility, proceeds from sales of assets, and potential proceeds from capital and/or debt markets. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors. To mitigate some of the pricing risk, as of June 30, 2021, we have hedged approximately 12,250 Bbls per day for the remainder of 2021, representing almost 60% of our oil sales volume during the three months ended June 30, 2021.
As of June 30, 2021, our liquidity was $325.4 million, consisting of $24.4 million of cash on hand and $301.0 million of available borrowing capacity on the Credit Facility.
Our weighted-average interest rate on borrowings from the Credit Facility was 3.6% for the three months ended June 30, 2021. As of June 30, 2021 and the date of this filing, we had $99.0 million and $85.0 million, respectively, outstanding on our Credit Facility.
On April 1, 2021, in conjunction with the HighPoint Merger, the Company, together with certain of its subsidiaries, entered into the Second Amendment to the Credit Facility. Please refer to Note 3 - Acquisitions and Divestitures under Part I, Item 1 for additional information.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$79,559	$68,229
Net cash used in investing activities	(8,029)	(52,019)
Net cash used in financing activities	(71,870)	(23,067)
Cash, cash equivalents, and restricted cash	24,505	4,238
Acquisition of oil and gas properties	(549)	(549)
Exploration and development of oil and gas properties	(57,269)	(51,054)
Cash flows provided by operating activities
Our cash flows for the six months ended June 30, 2021 and 2020 include cash receipts and disbursements attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. The Company spent $57.3 million and $51.1 million on the exploration and development of oil and gas properties during the six months ended June 30, 2021 and 2020, respectively. Partially offsetting these cash outflows for the six months ended June 30, 2021 is the $49.8 million of cash acquired through the HPR Merger.
Cash flows provided by financing activities
Net cash used in financing activities for the six months ended June 30, 2021 and 2020 was $71.9 million and $23.1 million, respectively. The change was primarily due to a $33.0 million increase in net payments on our Credit Facility between the comparable periods as well as the $10.8 million dividend that was declared and paid in June 2021.

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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(25,319)	$(38,902)	$(25,438)	$39,649
Exploration	3,547	112	3,643	485
Depreciation, depletion, and amortization	35,006	22,283	53,829	43,867
Abandonment and impairment of unproved properties	2,215	309	2,215	30,366
Unused commitments	4,328	—	4,328	—
Stock-based compensation (1)	2,195	1,474	3,807	2,713
Non-recurring general and administrative expense (1)	1,294	784	1,294	1,197
Merger transaction costs	18,246	21	21,541	21
Loss on property transactions, net	—	1,398	—	1,398
Interest expense, net	3,241	984	3,660	1,201
Derivative (gain) loss	73,970	25,146	97,389	(75,273)
Derivative cash settlements gain (loss)	(20,199)	22,613	(23,990)	33,867
Income tax benefit	(10,392)	—	(10,436)	—
Adjusted EBITDAX	$88,132	$36,222	$131,842	$79,491
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

Material Commitments
There have been no significant changes from our 2020 Form 10-K in our obligations and commitments, other than what is disclosed within Note 4 - Leases and Note 6 - Commitments and Contingencies under Part I, Item 1 of this report.

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
•our financial position;
•our cash flow and liquidity;
•the adequacy of our insurance;
•the expected timetable for completing the XOG Merger and the Crestone Peak Merger, the results, effects, benefits and synergies of the mergers, future opportunities for the combined company, other plans and expectations with respect to the mergers, and the anticipated impact of the mergers on the combined company’s results of operations, financial position, growth opportunities and competitive position; and
•other statements concerning our operations, economic performance, and financial condition.
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
Presently, our derivative contracts have been executed with eight counterparties, all of which are members of our Credit Facility syndicate. We enter into contracts with counterparties whom we believe are well capitalized. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
Please refer to the Note 10 - Derivatives in Part I, Item 1 of this report for summary derivative activity tables.
Interest Rates
As of both June 30, 2021 and the filing date of this report, we had $99.0 million and $85.0 million, respectively, outstanding under our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or LIBOR, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of June 30, 2021, and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants in the Credit Facility.
Counterparty and Customer Credit Risk
In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions. Eight members of our Credit Facility syndicate are counterparties on our derivative instruments currently in place and currently have investment grade credit ratings.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies of Part I, Item 1 of this report

.

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
Risks Relating to the XOG Merger and the Crestone Peak Merger
The XOG Merger and the Crestone Peak Merger are subject to a number of regulatory approvals and conditions to the obligations of the parties, which may delay the XOG Merger, the Crestone Peak Merger or both, result in additional expenditures of money and resources, or reduce the anticipated benefits or result in termination of the XOG Merger Agreement, the Crestone Peak Merger Agreement, or both.
The completion of the XOG Merger and the Crestone Peak Merger are subject to antitrust review in the United States. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired for the XOG Merger on June 21, 2021 and for the Crestone Peak Merger on July 26, 2021. Nevertheless, the DOJ or the FTC, or any state, could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the XOG Merger, the Crestone Peak Merger or both. Private parties may also seek to take legal action under the antitrust laws under certain circumstances.
Our obligations and the obligations of XOG and Crestone Peak to consummate the XOG Merger and the Crestone Peak Merger, respectively, are subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable laws) of a number of conditions described in the XOG Merger Agreement and the Crestone Peak Merger Agreement, including the approval of the XOG Merger by our and the XOG stockholders and the approval of the Crestone Peak Merger by our stockholders. Many of the conditions to completion of the XOG Merger and the Crestone Peak Merger are not within our control and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date, as such term is defined in the XOG and Crestone Peak Merger Agreements, it is possible that the XOG Merger Agreement, the Crestone Peak Merger Agreement or both may be terminated.
Although the parties have agreed to use reasonable best efforts, subject to certain limitations, to complete the XOG Merger and the Crestone Peak Merger as promptly as practicable, these and other conditions may fail to be satisfied. In addition, completion of each merger may take longer, and could cost more, than we expect. The requirements for obtaining the required clearances and approvals could delay the completion of the XOG Merger, the Crestone Peak Merger or both for a significant period of time or prevent them from occurring. Any delay in completing the XOG Merger or the Crestone Peak Merger may adversely affect the cost savings and other benefits that we expect to achieve if the XOG Merger and the Crestone Peak Merger and the integration of businesses are completed within the expected timeframe.
Each of the XOG Merger Agreement and the Crestone Peak Merger Agreement subject us to restrictions on our business activities prior to closing the XOG Merger and the Crestone Peak Merger, respectively.
Each of the XOG Merger Agreement and the Crestone Peak Merger Agreement subject us to restrictions on our business activities prior to closing the XOG Merger and the Crestone Peak Merger, respectively. Each of the XOG Merger Agreement and the Crestone Peak Merger Agreement obligate us to generally conduct our businesses in the ordinary course until the closing and to use our reasonable best efforts to (i) preserve substantially intact our present business organization, goodwill and assets, (ii) keep available the services of our current officers and employees and (iii) preserve our existing relationships with governmental entities and significant customers, suppliers, licensors, licensees, distributors, lessors and others having significant business dealings with us. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

We may not realize anticipated benefits and synergies expected from acquisitions, including the XOG Merger and the Crestone Peak Merger.
We seek to complete acquisitions in order to strengthen our position and to create the opportunity to realize certain benefits, including, among other things, potential cost savings. Achieving the benefits of acquisitions depends in part on successfully consolidating functions and integrating operations and procedures in a timely and efficient manner, as well as being able to realize the anticipated growth opportunities and synergies from combining the acquired businesses and operations. We may fail to realize the anticipated benefits and synergies expected from acquisitions, which could adversely affect our business, financial condition and operating results.Acquisitions could also result in difficulties in being able to hire, train or retain qualified personnel to manage and operate such properties.
With respect to the XOG Merger and the Crestone Peak Merger, we believe that the addition of XOG and Crestone Peak will complement our strategy by providing operational and financial scale, increasing free cash flow, and enhancing our corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the merger, and there can be no assurance that we will be able to successfully integrate XOG's and Crestone Peak’s assets or otherwise realize the expected benefits of the transaction. This growth and the anticipated benefits of the XOG Merger and the Crestone Peak Merger may not be realized fully or at all, or may take longer to realize than expected. Difficulties in integrating XOG and Crestone Peak may result in the combined company performing differently than expected, or in operational challenges or failures to realize anticipated efficiencies. Potential difficulties in realizing the anticipated benefits of the XOG Merger and the Crestone Peak Merger include:
•disruptions of relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners as a result of uncertainty associated with the XOG Merger and the Crestone Peak Merger;
•difficulties integrating our business with the business of XOG and Crestone Peak in a manner that permits us to achieve the full revenue and cost savings anticipated from the transaction;
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
•loss of key employees of XOG or Crestone Peak who are critical to our future operations due to uncertainty about their roles within our company following the XOG Merger and the Crestone Peak Merger or other concerns regarding the XOG Merger and the Crestone Peak Merger;
•potential unknown liabilities and unforeseen expenses;
•performance shortfalls at one or more of the companies as a result of the diversion of management’s attention to integration efforts; and
•disruption of, or the loss of momentum in, each company’s ongoing business.
We have also incurred, and expect to continue to incur, a number of costs associated with completing the XOG Merger and the Crestone Peak Merger and combining the businesses of XOG, Crestone Peak and Bonanza Creek. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all. Matters relating to the mergers (including integration planning) require substantial commitments of time and resources by our management, which may result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.
Our future success will depend, in part, on our ability to manage our expanded business by, among other things, integrating the assets, operations and personnel of XOG, Crestone Peak and Bonanza Creek in an efficient and timely manner; consolidating systems and management controls; and successfully integrating relationships with customers, vendors and business partners. Failure to successfully manage the combined company may have an adverse effect on our business, reputation, financial condition and results of operations.

The XOG Merger and the Crestone Peak Merger will trigger a limitation on the utilization of our historic U.S. net operating loss carryforwards (“NOLs”), XOG’s NOLs and Crestone Peak’s NOLs.
Our ability to utilize NOLs (including NOLs of XOG and Crestone Peak) to reduce future taxable income following the XOG Merger and the Crestone Peak Merger depends on many factors, including our future income, which cannot be assured. Section 382 of the Code generally imposes an annual limitation upon the occurrence of an “ownership change” resulting from issuances of a company’s stock or the sale or exchange of such company’s stock by certain stockholders if, as a result, there is an aggregate change of more than 50% in the beneficial ownership of such company’s stock by such stockholders within a rolling three-year period. The limitation with respect to such loss carryforwards generally would be equal to (i) the fair market value of the company’s equity immediately prior to the ownership change multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Based on the information currently available, we believe that the transactions in connection with the XOG Merger and the Crestone Peak Merger, if consummated, will result in an ownership change with respect to us, XOG, and Crestone Peak, which would trigger a limitation (calculated as described above) on our ability to utilize any historic NOLs following the XOG Merger and the Crestone Peak Merger. XOG’s NOLs are already limited under Section 382 of the Code as a result of an ownership change that occurred in connection with XOG’s Chapter 11 cases.
The market price for our common stock following the XOG Merger and the Crestone Peak Merger may be affected by factors different from those that historically have affected or currently affect our common stock.
Our financial position following the XOG Merger and the Crestone Peak Merger may differ from our financial position before the XOG Merger and the Crestone Peak Merger, and the results of operations of the combined company may be affected by factors that are different from those currently affecting the results of our operations. Accordingly, the market price and performance of our common stock is likely to be different from the performance of our common stock in the absence of the XOG Merger and the Crestone Peak Merger.
Our stockholders, XOG stockholders and Crestone Peak stockholders, in each case as of immediately prior to the mergers, will have reduced ownership in the combined company.
We anticipate issuing 30,936,254 shares of Common Stock to XOG stockholders pursuant to the XOG Merger Agreement and 22,500,000 shares of Common Stock to Crestone Peak stockholders pursuant to the Crestone Peak Merger Agreement. The issuance of these new shares could have the effect of depressing the market price of our Common Stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of our Common Stock to decline or increase at a reduced rate.
Following the completion of the XOG Merger, assuming the Crestone Peak Merger is not consummated, it is anticipated that persons who were stockholders of Bonanza Creek and XOG immediately prior to the XOG Merger will own approximately 50% and 50% of the combined company, respectively. Following the completion of the Crestone Peak Merger, it is anticipated that persons who were stockholders of Bonanza Creek, XOG and Crestone Peak immediately prior to the Crestone Peak Merger will own approximately 37%, 37% and 26% of the combined company, respectively. As a result, our current stockholders, XOG’s current stockholders and Crestone Peak’s stockholders will have less influence on the policies of the combined company than they currently have on our policies and the polices of Extraction and Crestone Peak, respectively.
The Kimmeridge Fund will become a significant holder of our Common Stock following completion of the XOG Merger.
Upon completion of the XOG Merger, assuming there is no decrease in the Kimmeridge Fund’s holdings of XOG common stock prior to completion of the XOG Merger, the Kimmeridge Fund would be expected to own approximately 19% of our Common Stock, representing approximately 19% of our combined voting power (That percentage would be reduced to approximately 14% if the Crestone Peak Merger closes.). In addition, upon completion of the XOG Merger, Mr. Benjamin Dell, independent chairman of the XOG board and a Managing Director of the Kimmeridge Fund, will serve as chairman of the board of directors of the combined company. As a result, we believe that the Kimmeridge Fund may or will have some ability to influence our management and affairs. Further, the existence of a new significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may view as being in their best interests or in our best interests.
In the event that the Kimmeridge Fund becomes and continues to be the owner of a significant amount of our Common Stock, the prospect that it may be able to influence matters requiring stockholder approval may continue. In any of these matters, the interests of the Kimmeridge Fund and of our other stockholders may differ or conflict. Moreover, in the event that the Kimmeridge Fund becomes and continues to be the owner of a significant concentration of our Common Stock, such an ownership stake may also adversely affect the trading price of our Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.

CPPIB Crestone Peak Resources Canada Inc., a Canadian corporation (the “Crestone Peak Stockholder”) will become a significant holder of our Common Stock following completion of the Crestone Peak Merger.
Upon completion of the Crestone Peak Merger, assuming there is no decrease in the Crestone Peak Stockholder’s holdings of Crestone Peak common stock prior to completion of the Crestone Peak Merger, the Crestone Peak Stockholder would be expected to own approximately 25% of our Common Stock, representing approximately 25% of our combined voting power. As a result, we believe that the Crestone Peak Stockholder may have some ability to influence our management and affairs. Further, the existence of a new significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may view as being in their best interests or in our best interests.
In the event that the Crestone Peak Stockholder becomes and continues to be the owner of a significant amount of our Common Stock, the prospect that it may be able to influence matters requiring stockholder approval may continue. In any of these matters, the interests of the Crestone Peak Stockholder may differ or conflict from those of our other stockholders. Moreover, in the event that the Crestone Peak Stockholder becomes and continues to be the owner of a significant concentration of our Common Stock, such an ownership stake may also adversely affect the trading price of our Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.

Risks Relating to the HighPoint Merger

We may not achieve the anticipated benefits of the HighPoint Merger.
The success of the HighPoint Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and HighPoint’s businesses, and there can be no assurance that we will be able to realize the anticipated benefits of the HighPoint Merger. The combined company may perform differently than expected, face operational challenges, or fail to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among others:

•complexities associated with managing a larger, more complex, integrated business;
•not realizing anticipated operating synergies;
•potential unknown liabilities and unforeseen expenses associated with the HighPoint Merger; and
•managing expanded environmental and other regulatory compliance obligations related to HighPoint's facilities and operations.

Our results may suffer if we do not effectively manage our expanded operations following the HighPoint Merger.
Following completion of the HighPoint Merger, the size of our business has increased significantly. Our future success will depend, in part, on our ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the operations and business of HighPoint into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with various business partners. Failure to successfully manage the combined company may have an adverse effect on our financial condition, results of operations or cash flows.

Following the HighPoint Merger, we are proportionately more exposed to regulatory and operational risks associated with oil and gas operations in Colorado and other risks associated with a more geographically-concentrated asset base.
Substantially all of HighPoint’s properties, production and reserves immediately prior to the HighPoint Merger were located in Colorado. As a result of the HighPoint Merger, the amount of our properties, production and reserves that are located in Colorado have increased and our exposure to the risk of unfavorable regulatory developments in the state have therefore increased as well. The increase of our combined production located in the Wattenberg Field following the HighPoint Merger has proportionately increased our exposure to this risk, as well as other risks associated with operating in a more concentrated geographic area.

The market price of our common stock will continue to fluctuate, and may decline if the benefits of the HighPoint Merger do not meet the expectations of financial analysts.
The market price of our common stock may fluctuate significantly, including if we do not achieve the anticipated benefits of the HighPoint Merger as rapidly, or to the extent anticipated by, financial analysts or if the effect of the HighPoint Merger on our financial results is not consistent with the expectations of financial analysts.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended June 30, 2021.
 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended June 30, 2021:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased(1)	Paid per Share	Plans or Programs	or Programs
April 1, 2021 - April 30, 2021	38,556	$34.53	—	—
May 1, 2021 - May 31, 2021	22,673	$38.26	—	—
June 1, 2021 - June 30, 2021	9,101	$46.87	—	—
Total	70,330	$36.32	—	—
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
Our Credit Facility contains restrictive thresholds on the payment of dividends.

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

2.2
Agreement and Plan of Merger, dated as of May 9, 2021, by and among Bonanza Creek Energy, Inc., Raptor Eagle Merger Sub, Inc. and Extraction Oil & Gas, Inc (incorporated by reference to Exhibit 2.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on May 10, 2021).

2.3
Agreement and Plan of Merger, dated as of June 6, 2021, by and among Bonanza Creek Energy, Inc., Raptor Condor Merger Sub 1, Inc., Raptor Condor Merger Sub 2, LLC, Crestone Peak Resources LP, CPPIB Crestone Peak Resources America Inc., Crestone Peak Resources Management LP and Extraction Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on June 8, 2021).

2.4
Amendment No.1 to Agreement and Plan of Merger, dated as of June 6, 2021, by and among Bonanza Creek Energy, Inc., Raptor Eagle Merger Sub, Inc. and Extraction Oil & Gas, Inc. (incorporated by reference to Exhibit 2.2 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on June 8, 2021).

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

10.3
Support Agreement, dated as of June 6, 2021, by and among Bonanza Creek Energy, Inc., CPPIB Crestone Peak Resources Canada Inc., and CPPIB Crestone Peak Resources America Inc. (incorporated by reference to Exhibit 10.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on June 8, 2021).

10.4
Amended and Restated Voting Agreement, dated as of June 6, 2021 and effective as of May 9, 2021, by and among Bonanza Creek Energy, Inc., Extraction Oil & Gas, Inc. and Kimmeridge Energy Management Company, LLC (incorporated by reference to Exhibit 10.2 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on June 8, 2021).

10.5†*	Form of Officer Performance Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan.

10.6†*	Bonanza Creek Energy, Inc. 2021 Long Term Incentive Plan.

10.7†*	Form of Independent Director Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of the Principal Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL)
__________________________________________
*	Filed with this report

**	Furnished with this report

†	Management Contract or Compensatory Plan or Agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	August 9, 2021	By:	/s/ Eric T. Greager
Eric T. Greager
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Brant DeMuth
Brant DeMuth
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Vice President and Chief Accounting Officer
(chief accounting officer)