Form 10-Q
period 2021-09-30
Bonanza Creek Energy, Inc.
filed 2021-10-29
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒  Yes ☐  No
As of October 25, 2021, the registrant had 30,861,324 shares of common stock outstanding.

BONANZA CREEK ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$40,410	$24,743
Accounts receivable, net:
Oil and gas sales	86,414	32,673
Joint interest and other	14,512	14,748
Prepaid expenses and other	6,421	3,574
Inventory of oilfield equipment	12,161	9,185
Derivative assets (note 10)	—	7,482
Total current assets	159,918	92,405
Property and equipment (successful efforts method):
Proved properties	1,707,481	1,056,773
Less: accumulated depreciation, depletion, and amortization	(299,028)	(211,432)
Total proved properties, net	1,408,453	845,341
Unproved properties	96,419	98,122
Wells in progress	68,013	50,609
Other property and equipment, net of accumulated depreciation of $4,256 in 2021 and $3,737 in 2020	5,562	3,239
Total property and equipment, net	1,578,447	997,311
Right-of-use assets (note 4)	28,046	29,705
Deferred income tax assets (note 12)	165,666	60,520
Other noncurrent assets	5,007	2,871
Total assets	$1,937,084	$1,182,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 2)	$95,051	$37,425
Oil and gas revenue distribution payable	62,644	18,613
Lease liability (note 4)	11,624	12,044
Derivative liability (note 10)	92,784	6,402
Total current liabilities	262,103	74,484
Long-term liabilities:
Senior notes (note 5)	100,000	—
Credit facility (note 5)	60,000	—
Lease liability (note 4)	16,733	17,978
Ad valorem taxes and other	21,192	15,069
Derivative liability (note 10)	9,044	1,330
Asset retirement obligations for oil and gas properties (note 9)	50,762	28,699
Total liabilities	519,834	137,560
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 30,858,813 and 20,839,227 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4,378	4,282
Additional paid-in capital	1,085,968	707,209
Retained earnings	326,904	333,761
Total stockholders’ equity	1,417,250	1,045,252
Total liabilities and stockholders’ equity	$1,937,084	$1,182,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating net revenues:
Oil and gas sales	$189,963	$58,858	$420,157	$155,455
Operating expenses:
Lease operating expense	11,560	5,393	28,649	16,887
Midstream operating expense	3,163	3,970	11,314	11,338
Gathering, transportation, and processing	14,105	4,778	32,793	11,970
Severance and ad valorem taxes	9,205	(7,063)	23,622	1,588
Exploration	1,513	66	5,156	551
Depreciation, depletion, and amortization	35,604	23,439	89,433	67,306
Abandonment and impairment of unproved properties	—	223	2,215	30,589
Unused commitments	3,364	—	7,692	—
Bad debt expense	279	102	279	678
Merger transaction costs	5,580	888	27,121	909
General and administrative expense (including $2,289, $1,723, $6,096, and $4,436 respectively, of stock-based compensation)	11,724	8,031	33,119	25,845
Total operating expenses	96,097	39,827	261,393	167,661
Other income (expense):
Derivative gain (loss)	(36,224)	(10,670)	(133,613)	64,603
Interest expense, net	(3,025)	(356)	(6,685)	(1,557)
Gain (loss) on property transactions, net	951	—	951	(1,398)
Other income (expense)	687	(65)	964	(1,853)
Total other income (expense)	(37,611)	(11,091)	(138,383)	59,795
Income from operations before taxes	56,255	7,940	20,381	47,589
Income tax expense	(15,596)	(4,689)	(5,160)	(4,689)
Net income	$40,659	$3,251	$15,221	$42,900

Comprehensive income	$40,659	$3,251	$15,221	$42,900

Net income per common share:
Basic	$1.32	$0.16	$0.55	$2.07
Diluted	$1.31	$0.16	$0.55	$2.06
Weighted-average common shares outstanding:
Basic	30,849	20,832	27,485	20,753
Diluted	31,138	20,903	27,839	20,826
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2020	20,839,227	$4,282	$707,209	$333,761	$1,045,252
Restricted common stock issued	109	—	—	—	—
Stock used for tax withholdings	(38)	—	—	—	—
Exercise of stock options	429	—	15	—	15
Stock-based compensation	—	—	1,612	—	1,612
Net loss	—	—	—	(119)	(119)
Balances, March 31, 2021	20,839,727	4,282	708,836	333,642	1,046,760
Issuance pursuant to acquisition	9,802,166	98	374,835	—	374,933
Restricted common stock issued	261,539	—	—	—	—
Stock used for tax withholdings	(70,330)	(2)	(2,814)	—	(2,816)
Exercise of stock options	11,523	—	394	—	394
Stock-based compensation	—	—	2,195	—	2,195
Dividends declared	—	—	—	(11,033)	(11,033)
Net loss	—	—	—	(25,319)	(25,319)
Balances, June 30, 2021	30,844,625	4,378	1,083,446	297,290	1,385,114
Restricted common stock issued	5,987	—	—	—	—
Stock used for tax withholdings	(1,725)	—	(74)	—	(74)
Exercise of stock options	9,926	—	307	—	307
Stock-based compensation	—	—	2,289	—	2,289
Dividends declared	—	—	—	(11,045)	(11,045)
Net income	—	—	—	40,659	40,659
Balances, September 30, 2021	30,858,813	$4,378	$1,085,968	$326,904	$1,417,250

Balances, December 31, 2019	20,643,738	$4,284	$702,173	$230,233	$936,690
Restricted common stock issued	13,674	—	—	—	—
Stock used for tax withholdings	(2,330)	—	(61)	—	(61)
Stock-based compensation	—	—	1,239	—	1,239
Net income	—	—	—	78,551	78,551
Balances, March 31, 2020	20,655,082	4,284	703,351	308,784	1,016,419
Restricted common stock issued	228,149	—	—	—	—
Stock used for tax withholdings	(56,904)	(2)	(951)	—	(953)
Stock-based compensation	—	—	1,474	—	1,474
Net loss	—	—	—	(38,902)	(38,902)
Balances, June 30, 2020	20,826,327	4,282	703,874	269,882	978,038
Restricted common stock issued	10,849	—	—	—	—
Stock used for tax withholdings	(3,148)	—	(60)	—	(60)
Stock-based compensation	—	—	1,723	—	1,723
Net income	—	—	—	3,251	3,251
Balances, September 30, 2020	20,834,028	$4,282	$705,537	$273,133	$982,952
The accompanying notes are an integral part of these condensed consolidated financial statements.

BONANZA CREEK ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$15,221	$42,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	89,433	67,306
Deferred income tax expense	5,368	4,689
Abandonment and impairment of unproved properties	2,215	30,589
Stock-based compensation	6,096	4,436
Non-cash lease component	14	(168)
Amortization of deferred financing costs	963	772
Derivative (gain) loss	133,613	(64,603)
Derivative cash settlement gain (loss)	(50,536)	42,494
(Gain) loss on property transactions, net	(951)	1,398
Other	—	(1,166)
Changes in current assets and liabilities:
Accounts receivable, net	(17,050)	24,262
Prepaid expenses and other assets	2,244	3,364
Accounts payable and accrued liabilities	9,504	(41,692)
Settlement of asset retirement obligations	(3,891)	(3,137)
Net cash provided by operating activities	192,243	111,444
Cash flows from investing activities:
Acquisition of oil and gas properties	(620)	(853)
Cash acquired	49,827	—
Exploration and development of oil and gas properties	(104,207)	(56,216)
Additions to other property and equipment	(72)	(440)
Proceeds from note receivable	204	—
Net cash used in investing activities	(54,868)	(57,509)
Cash flows from financing activities:
Proceeds from credit facility	155,000	45,000
Payments to credit facility	(249,000)	(105,000)
Proceeds from exercise of stock options	716	—
Payment of employee tax withholdings in exchange for the return of common stock	(2,890)	(1,074)
Dividends paid	(21,598)	—
Deferred financing costs	(3,915)	(13)
Principal payments on finance lease obligations	(21)	(71)
Net cash used in financing activities	(121,708)	(61,158)
Net change in cash, cash equivalents, and restricted cash	15,667	(7,223)
Cash, cash equivalents, and restricted cash:
Beginning of period	24,845	11,095
End of period	$40,512	$3,872
Supplemental cash flow disclosure(1):
Cash paid for interest, net of capitalization	$1,684	$1,472
Receivables exchanged for additional interests in oil and gas properties	$—	$8,299
Changes in working capital related to drilling expenditures	$(22,175)	$610
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
The financial information as of December 31, 2020, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in our 2020 Form 10-K. The Company follows the same accounting principles for preparing quarterly and annual reports. Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2021, through the filing date of this report.
Principles of Consolidation
The condensed consolidated balance sheets (“balance sheets”) include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Further these estimates and other factors, including those outside of the Company's control, such as the impact of commodity prices, may impact the Company's business, financial condition, results of operations and cash flows.
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
As further described in Note 6 - Commitments and Contingencies, one contract with NGL Crude Logistics, LLP (“NGL Crude”, known as the “NGL Crude agreement”) has an additional aspect of variable consideration related to the minimum volume commitments (“MVCs”) as specified in the agreement. On an on-going basis, the Company performs an analysis of expected risk adjusted production applicable to the NGL Crude agreement based on approved production plans to determine if liquidated damages to NGL Crude are probable. As of September 30, 2021, the Company believes that the volumes delivered to NGL Crude will be in excess of the MVCs required based on our approved future production plan. As a result of this analysis, to date, no variable consideration related to potential liquidated damages has been considered in the transaction price for the NGL Crude agreement.
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
Under the product sales contracts, the Company invoices customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's product sales contracts do not give rise to contract assets or liabilities under this guidance. At September 30, 2021 and December 31, 2020, the Company's receivables from contracts with customers were $86.4 million and $32.7 million, respectively. Payment is generally received within 30 to 60 days after the date of production.
The Company records revenue in the month production is delivered to the purchaser. However, as stated above, settlement statements for certain natural gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the period from January 1, 2021 through September 30, 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant.
Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Crude oil sales	$131,360	$47,251	$297,515	$127,331
Natural gas sales	24,764	5,742	53,064	16,472
Natural gas liquids sales	33,839	5,865	69,578	11,652
Oil and gas sales	$189,963	$58,858	$420,157	$155,455
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets, which sums to the total of such amounts shown in the accompanying condensed consolidated statements of cash flows (“statements of cash flows”) (in thousands):

	As of September 30,
	2021	2020
Cash and cash equivalents	$40,410	$3,777
Restricted cash(1)	102	95
Total cash, cash equivalents, and restricted cash	$40,512	$3,872
__________________________
(1) Included in other noncurrent assets and consists of funds for road maintenance and repairs.

Unproved Property
Unproved oil and gas property costs are evaluated for impairment when there is an indication that the carrying costs may not be fully recoverable. During the three and nine months ended September 30, 2021, the Company incurred zero and $2.2 million, respectively, in abandonment and impairment of unproved properties compared to $0.2 million and $30.6 million during the three and nine months ended September 30, 2020, respectively, due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses contain the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accrued drilling and completion costs	$22,628	$453
Accounts payable trade	11,740	1,931
Accrued general and administrative expense	6,667	4,942
Accrued merger transaction costs	991	2,587
Accrued lease operating expense	2,893	1,793
Accrued interest expense	4,359	322
Accrued oil and gas hedging	6,767	—
Accrued production and ad valorem taxes and other	39,006	25,397
Total accounts payable and accrued expenses	$95,051	$37,425
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
There are no other accounting standards applicable to the Company that would have a material effect on the Company's condensed consolidated financial statements and disclosures that have been issued but not yet adopted by the Company as of September 30, 2021, and through the filing date of this report.
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

Concurrently with the HighPoint Merger and pursuant to the Prepackaged Plan, and in exchange for the $625 million in aggregate principal amount outstanding of 7.0% Senior Notes due 2022 of HighPoint Operating Corporation (“HighPoint OpCo”) and 8.75% Senior Notes due 2025 of HighPoint OpCo (collectively, the “HighPoint Senior Notes”), Bonanza Creek issued to all holders of HighPoint Senior Notes an aggregate of (i) 9,314,214 shares of Bonanza Creek Common Stock and (ii) $100 million aggregate principal amount of 7.5% Senior Notes due 2026 of Bonanza Creek (“Bonanza Creek 7.5% Senior Notes”). Please refer to Note 5 - Long-term Debt for further discussion of the Bonanza Creek 7.5% Senior Notes.
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
The following tables present the HighPoint Merger consideration and purchase price allocation of the assets acquired and the liabilities assumed in the HighPoint Merger:

Merger Consideration (in thousands except per share amount)
Shares of Bonanza Creek Common Stock issued to existing holders of HighPoint Common Stock(1)	488
Shares of Bonanza Creek Common Stock issued to existing holders of HighPoint Senior Notes	9,314
Total additional shares of Bonanza Creek Common Stock issued as merger consideration	9,802

Closing price per share of Bonanza Creek Common Stock(2)	$38.25

Merger consideration paid in shares of Bonanza Creek Common Stock	$374,933
Aggregate principal amount of Bonanza Creek 7.5% Senior Notes	100,000
Total merger consideration	$474,933
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
The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020, assuming the acquisition had been completed as of January 1, 2020. The financial information for the three months ended September 30, 2021 is included in our statement of operations and therefore does not require a pro forma disclosure. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2021	2020
	(in thousands, except per share data)
Total revenue	$126,163	$492,176	$345,626
Net income (loss)	16,030	(26,058)	(1,007,643)

Net income (loss) per common share:
Basic	$0.52	$(0.84)	$(32.98)
Diluted	$0.52	$(0.84)	$(32.98)
Extraction Merger
On May 9, 2021, Bonanza Creek, Raptor Eagle Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Bonanza Creek, and Extraction Oil & Gas, Inc., a Delaware corporation (“XOG”), entered into an Agreement and Plan of Merger (the “XOG Merger Agreement”), providing for a merger of equals between Bonanza Creek and XOG (the “XOG Merger”). The XOG Merger is expected to close in November 2021, contingent upon a number of factors disclosed in the XOG Merger Agreement. Once closed, the Company intends to increase annual dividend payments to approximately $1.60 per share.
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
The closing of the Crestone Peak Merger is expressly conditioned on the closing of the previously announced XOG Merger pursuant to the XOG Merger Agreement. The Crestone Peak Merger is expected to close in conjunction with the XOG merger in November 2021, contingent upon a number of factors disclosed in the Crestone Peak Merger Agreement. Once closed, the Company intends to increase annual dividend payments to approximately $1.85 per share.
Merger transaction costs of $5.6 million and $27.1 million related to the aforementioned mergers and acquisitions were accounted for separately from the assets and liabilities assumed and are included in merger transaction costs in the Company's statements of operations for the three and nine months ended September 30, 2021, respectively.

NOTE 4 - LEASES
The Company's right-of-use assets and lease liabilities are recognized at their discounted present value on the balance sheet, which include leases related to the asset classes reflected as of the dates indicated in the table below (in thousands):

	September 30, 2021	December 31, 2020
Operating leases
Field equipment(1)	$20,716	$27,537
Corporate leases	6,519	1,481
Vehicles	811	468
Total right-of-use asset	$28,046	$29,486

Field equipment(1)	$20,716	$27,537
Corporate leases	6,830	1,900
Vehicles	811	468
Total lease liability	$28,357	$29,905

Finance leases
Right-of-use asset - field equipment(1)	$—	$219
Lease liability - field equipment(1)	$—	$117
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

The following table summarizes the components of the Company's gross lease costs incurred during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost(1)	$3,635	$3,462	$10,529	$10,560
Finance lease cost:
Amortization of right-of-use assets	—	6	3	13
Interest on lease liabilities	—	1	1	3
Short-term lease cost	281	129	492	2,011
Variable lease cost(2)	(9)	(89)	56	(133)
Sublease income(3)	(91)	(89)	(274)	(267)
Total lease cost	$3,816	$3,420	$10,807	$12,187
____________________________
(1) Includes office rent expense of $0.5 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.
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
The Company has certain lease agreements that provide for the option to extend, purchase, or terminate early, which was evaluated on each lease to arrive at the proper lease term. There were some leases for which the option to extend or purchase was factored into the resulting lease term. There were no leases where early termination was factored into the resulting lease term. The Company's weighted-average remaining lease terms and discount rates for operating leases as of September 30, 2021 are as follows:

Operating Leases
Weighted-average lease term (years)	3.2
Weighted-average discount rate	3.97%
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,293	$3,187	$9,783	$9,599
Operating cash flows from finance leases	—	1	1	3
Financing cash flows from finance leases	—	31	21	71

Right-of-use assets obtained in exchange for new operating lease obligations	$3,136	$918	$8,635	$8,306
Right-of-use assets obtained in exchange for new finance lease obligations	—	—	—	219

As of September 30, 2021, future commitments by year for the Company's operating with a lease term of one year or more are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows (in thousands):

Operating Leases
Remainder of 2021	$3,557
2022	11,594
2023	7,509
2024	3,564
2025	1,290
Thereafter	2,765
Total lease payments	30,279
Less: imputed interest	(1,922)
Total lease liability	$28,357
NOTE 5 - LONG-TERM DEBT
Senior Notes
In conjunction with the HighPoint Merger, Bonanza Creek issued $100 million aggregate principal amount of 7.5% Senior Notes due 2026 pursuant to an indenture (the “Indenture”), dated April 1, 2021, by and among Bonanza Creek, U.S. Bank National Association, as trustee (the “Trustee”), and the subsidiary guarantors party thereto. The Bonanza Creek 7.5% Senior Notes are the senior unsecured obligations of Bonanza Creek and the subsidiaries of Bonanza Creek that are guarantors of the Bonanza Creek 7.5% Senior Notes. The Indenture contains restrictive covenants that, among other things, restrict the ability of Bonanza Creek and each of its restricted subsidiaries to: (i) incur additional indebtedness and issue preferred stock; (ii) pay dividends or make other distributions in respect of Bonanza Creek common stock; (iii) make other restricted payments and investments; (iv) create liens; (v) restrict distributions or other payments from Bonanza Creek’s restricted subsidiaries; (v) sell assets, including capital stock of restricted subsidiaries; (vi) merge or consolidate with other entities; and (vi) enter into transactions with affiliates. These restrictive covenants are subject to a number of important qualifications and limitations. In addition, certain of these restrictive covenants will be suspended before the Bonanza Creek 7.5% Senior Notes mature if at any time no default or event of default exists under the Indenture and the Bonanza Creek 7.5% Senior Notes receive an investment grade rating from at least two ratings agencies. The Indenture also contains customary events of default.
The Bonanza Creek 7.5% Senior Notes will be redeemable at the Company’s option (an “Optional Redemption”), in whole or in part, prior to April 30, 2022 at a redemption price equal to 107.5% of the aggregate principal to be redeemed, plus unpaid accrued interest, if any, through the Optional Redemption date. On or after April 30, 2022, the Optional Redemption price will be equal to 100.00% of the aggregate principal amount of the Bonanza Creek 7.5% Senior Notes to be redeemed, plus unpaid accrued interest, if any, through Optional Redemption date.
The Bonanza Creek 7.5% Senior Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior basis by each restricted subsidiary that guarantees a credit facility (as defined in the Indenture) of Bonanza Creek.
Immediately after the Effective Time, HighPoint, HighPoint OpCo, and Fifth Pocket Production, LLC, a Colorado limited liability company (collectively, the “HighPoint guarantors”), Bonanza Creek, and the Trustee entered into a first supplemental indenture (the “First Supplemental Indenture”), dated April 1, 2021, to the Indenture, pursuant to which such HighPoint guarantors unconditionally guaranteed all of Bonanza Creek’s obligations under the Bonanza Creek 7.5% Senior Notes and the Indenture.
Credit Facility
In December 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A., as the administrative agent, and a syndicate of financial institutions, as lenders (the “Credit Facility”). The Credit Facility has a maturity date of December 7, 2023. The April 2021 redetermination as part of the Second Amendment (defined below) resulted in a borrowing base of $500.0 million, with elected commitments set at $400.0 million. The most recent redetermination was concluded in July 2021, resulting in a reaffirmation of the borrowing base at $500.0 million and aggregate elected commitments at $400.0 million. The next redetermination is set to occur in November 2021, unless otherwise redetermined through the closing of the XOG and Crestone Peak mergers.

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
The Company was in compliance with all covenants as of September 30, 2021, and through the filing date of this report.
As of September 30, 2021 and December 31, 2020, the Company had $60.0 million and zero, respectively, outstanding on the Credit Facility. As of the date of this filing, the outstanding balance was zero. The Company's Credit Facility approximates fair value as the applicable interest rates are floating.
In connection with the Second Amendment, the Company capitalized an incremental $3.9 million in deferred financing costs. Of the total post-amortization net capitalized deferred financing costs, (i) $2.2 million and $0.7 million, as of September 30, 2021 and December 31, 2020, respectively, are presented within other noncurrent assets and (ii) $1.8 million and $0.4 million, as of September 30, 2021 and December 31, 2020, respectively, are presented within prepaid expenses and other line items in the accompanying balance sheets.
Interest Expense
For the three months ended September 30, 2021 and 2020, the Company incurred interest expense of $3.7 million and $0.7 million, respectively, and capitalized $0.6 million and $0.3 million during the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred interest expense of $7.9 million and $3.3 million, respectively, and capitalized $1.2 million and $1.7 million during the nine months ended September 30, 2021 and 2020, respectively.

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
On June 15, 2020, Sterling Energy Investments LLC (“Sterling”) filed a complaint against HighPoint OpCo, a subsidiary of HighPoint Resources Corporation, for breach of contract related to a Gas Purchase Agreement, effective November 1, 2017. Sterling alleges that HighPoint OpCo breached the contract by failing to use reasonable commercial efforts to deliver to Sterling at Sterling’s receipt points all quantities of gas not otherwise dedicated to other gas purchase agreements. HighPoint Resources OpCo filed a counterclaim against Sterling for breach of Sterling’s obligations under the Gas Purchase Agreement. The case was adjudicated in July 2021, and a decision was issued on October 25, 2021, finding in favor of HighPoint and awarding approximately $2.4 million in damages with respect to HighPoint’s counterclaim.
Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company believes could exceed $0.3 million. HighPoint Resources Corporation received Notices of Alleged Violations (“NOAV”) from the Colorado Oil and Gas Conservation Commission (“COGCC”) alleging violations of various Colorado statutes and COGCC regulations governing oil and gas operations. The Company continues to engage in discussions regarding resolution of the alleged violations. There were approximately $0.9 million worth of NOAVs dismissed by the COGCC during the quarter ended September 30, 2021. As of September 30, 2021, the Company has recognized approximately $0.9 million associated with the NOAVs, as they are probable and reasonably estimable.
Commitments
Firm Transportation Agreements. As part of the HighPoint Merger, the Company became party to two firm transportation contracts. Both firm transportation contracts required the pipeline to provide a guaranteed outlet for production through July 2021. The Company did not utilize the firm capacity on the natural gas pipelines and incurred deficiency payments totaling $3.4 million and $7.7 million for the three and nine months ended September 30, 2021, respectively, which are included in unused commitments expense in the statements of operations.
Additionally, the Company is party to one firm pipeline transportation contract to provide a guaranteed outlet for production on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges on 8,500 gross barrels per day through April 2022 and 12,500 barrels per day thereafter through April 2025, regardless of the amount of pipeline capacity utilized by the Company. The aggregate financial commitment fee over the remaining term was $49.6 million as of September 30, 2021. The Company expects to utilize most, if not all, of the firm capacity on the oil pipeline system.
Minimum Volume Agreements. The Company is party to a purchase agreement to deliver fixed determinable quantities of crude oil to NGL Crude. The NGL Crude agreement includes defined volume commitments over a term ending in 2023. Under the terms of the NGL Crude agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods. The minimum gross volume commitment will increase approximately 3% each year for the remainder of the contract, to a maximum of approximately

16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term was $41.7 million as of September 30, 2021. Upon notifying NGL Crude at least twelve months prior to the expiration date of the NGL Crude agreement, the Company may elect to extend the term of the NGL Crude agreement for up to three additional years. Since the commencement of the NGL Crude agreement and through the remainder of the term of the agreement, the Company has not and does not expect to incur any deficiency payments.
The Company is also party to minimum volume commitments to purchase fresh water from water suppliers as well as one minimum volume commitment for the delivery of natural gas volumes to a midstream entity for gathering and processing. These commitments require the Company to pay a fee associated with the minimum volumes regardless of the amount delivered. The aggregate financial commitment fee over the remaining term for these contracts was $3.0 million as of September 30, 2021.
The minimum annual payments under the these agreements for the next five years as of September 30, 2021 are presented below (in thousands):

	Firm Transportation	Minimum Volume(1)
Remainder of 2021	$2,502	$6,209
2022	13,064	29,207
2023	14,600	9,314
2024	14,640	—
2025	4,800	—
2026 and thereafter	—	—
Total	$49,606	$44,730
____________________________
(1) The above calculation is based on the minimum volume commitment schedule (as defined in the relevant agreements) and applicable differential fees.
There have been no other material changes from the commitments disclosed in the notes to the Company's consolidated financial statements included in our 2020 Form 10-K. Refer to Note 4 - Leases, for lease commitments.
NOTE 7 - STOCK-BASED COMPENSATION
Long Term Incentive Plans
In 2017, the Company adopted a Long Term Incentive Plan (“2017 LTIP”), which allows for the issuance of restricted stock units (“RSUs”), performance stock units (“PSUs”), and options, and reserved 2,467,430 shares of common stock. Additionally, in June 2021, the Company adopted the 2021 Long Term Incentive Plan (“2021 LTIP”), which reserved an incremental 700,000 shares of common stock in addition to the 2017 LTIP. The 2017 LTIP and 2021 LTIP shall be collectively referred herein as the “LTIP”. See below for further discussion of awards granted under the LTIP.
The Company recorded compensation expense related to the awards granted under the LTIP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units	$1,561	$1,350	$4,628	$3,935
Performance stock units	728	373	1,468	375
Stock options	—	—	—	126
Total stock-based compensation	$2,289	$1,723	$6,096	$4,436
As of September 30, 2021, unrecognized compensation expense will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted stock units	$8,886	2024
Performance stock units	4,911	2023
	$13,797

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
During the nine months ended September 30, 2021, the Company granted 178,567 RSUs with a fair value of $6.1 million. A summary of the status and activity of non-vested restricted stock units for the nine months ended September 30, 2021 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	550,056	$20.30
Granted	178,567	34.35
Vested	(267,635)	21.12
Forfeited	(23,586)	17.25
Non-vested, end of quarter	437,402	$25.69
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
Compensation expense associated with PSUs is recognized as general and administrative expense over the performance period. Because these awards depend on a combination of performance-based and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company's expected ROCE performance. As of September 30, 2021, the Company does not expect any of the ROCE portion of the PSUs granted in 2019 to vest and has accordingly adjusted the related compensation expense.

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
During the nine months ended September 30, 2021, the Company granted 64,258 PSUs with a fair value of $4.4 million. The PSUs granted in 2018 expired as of December 31, 2020, with zero distribution of shares to the recipients, as neither the TSR nor the ROCE performance criteria were met. A summary of the status and activity of performance stock units for the nine months ended September 30, 2021 is presented below:

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
There were no stock options granted during the nine months ended September 30, 2021. A summary of the status and activity of stock options for the nine months ended September 30, 2021 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	72,368	$34.36
Granted	—	—
Exercised	(21,878)	34.36
Forfeited	(510)	34.36
Outstanding, end of quarter	49,980	$34.36	5.6	$677
Number of options outstanding and exercisable	49,980	$34.36	5.6	$677
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 was $0.2 million.

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

	As of September 30, 2021
	Level 1	Level 2	Level 3
Derivative liabilities	$—	$101,828	$—

	As of December 31, 2020
	Level 1	Level 2	Level 3
Derivative assets	$—	$7,482	$—
Derivative liabilities	$—	$7,732	$—

Senior Notes
The Bonanza Creek 7.5% Senior Notes of $100.0 million, issued on April 1, 2021, are recorded at carrying value. There were no debt issuance costs, discounts or premiums associated with the Bonanza Creek 7.5% Senior Notes. The estimated fair value of the Bonanza Creek 7.5% Senior Notes of $100.8 million as of September 30, 2021 was based on quoted market prices, and as such, is designated as Level 1 within the valuation hierarchy.
Proved Oil and Gas Properties
Proved oil and gas property costs are evaluated for impairment on a nonrecurring basis and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows of the underlying oil and gas reserves. Depending on the availability of data, the Company uses Level 3 inputs and either the income valuation technique, which converts future amounts to a single present value amount to measure the fair value of proved properties through an application of risk-adjusted discount rates and price forecasts selected by the Company’s management, or the market valuation approach. The calculation of the risk-adjusted discount rate is a significant management estimate based on the best information available. Management believes that the risk-adjusted discount rate is representative of current market conditions and reflects the following factors: estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The price forecast is based on the Company's internal budgeting model derived from the NYMEX strip pricing, adjusted for management estimates and basis differentials. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If a relevant estimated selling price is not available, the Company utilizes the income valuation technique discussed above. There were no proved oil and gas property impairments during the three and nine months ended September 30, 2021 and 2020.
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
A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Beginning balance as of December 31, 2020	$28,699
Liabilities settled	(3,885)
Additions	24,658
Accretion expense	1,290
Ending balance as of September 30, 2021	$50,762

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

As of September 30, 2021 and the filing date of this report, the Company had entered into the following commodity derivative contracts:

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

Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as of the dates indicated in the table below (in thousands):

	September 30, 2021	December 31, 2020
Derivative Assets:
Commodity contracts – current	$—	$7,482
Commodity contracts – noncurrent	—	—
Derivative Liabilities:
Commodity contracts – current	(92,784)	(6,402)
Commodity contracts – noncurrent	(9,044)	(1,330)
Total derivative assets (liabilities), net	$(101,828)	$(250)

The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Derivative cash settlement gain (loss):
Oil contracts	$(19,838)	$9,165	$(41,454)	$42,088
Gas contracts	(6,708)	(538)	(9,082)	406
Total derivative cash settlement gain (loss)(1)	(26,546)	8,627	(50,536)	42,494
Change in fair value gain (loss)	(9,678)	(19,297)	(83,077)	22,109
Total derivative gain (loss)(1)	$(36,224)	$(10,670)	$(133,613)	$64,603
_______________________________
(1)Total derivative gain (loss) and total derivative cash settlement gain (loss) for the nine months ended September 30, 2021 and 2020 are reported in the derivative (gain) loss line item and derivative cash settlement gain (loss) line item in the accompanying statements of cash flows, within the cash flows from operating activities.

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
Please refer to Note 7 - Stock-Based Compensation for additional discussion.
The Company uses the treasury stock method to calculate earnings per share as shown in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,659	$3,251	$15,221	$42,900

Basic net income per common share	$1.32	$0.16	$0.55	$2.07
Diluted net income per common share	$1.31	$0.16	$0.55	$2.06

Weighted-average shares outstanding - basic	30,849	20,832	27,485	20,753
Add: dilutive effect of contingent stock awards	276	71	343	73
Add: dilutive effect of exercisable stock options	13	—	11	—
Weighted-average shares outstanding - diluted	31,138	20,903	27,839	20,826
There were 115,448 and 549,967 shares that were anti-dilutive for the three months ended September 30, 2021 and 2020, respectively, and 81,142 and 427,857 that were anti-dilutive for the nine months ended September 30, 2021 and 2020.
The exercise price of the Company's stock warrants were in excess of the Company's stock price during the three and nine months ended September 30, 2020; therefore, they were excluded from the earnings per share calculation. The Company's warrants expired on April 30, 2020.

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
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, changes in valuation allowances, and other permanent differences. During the three and nine months ended September 30, 2021, the Company recorded income tax expense of $15.6 million and $5.2 million, respectively, compared to $4.7 million of income tax expense for both the three and nine months ended September 30, 2020.
As of September 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits. The Company's management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2021.

NOTE 13 - SUBSEQUENT EVENTS
5.0% Senior Notes due 2026

On October 13, 2021, Bonanza Creek completed its previously announced offering (the “Offering”) of $400.0 million aggregate principal amount of 5.0% Senior Notes due 2026 (the “Bonanza Creek 5.0% Senior Notes”). Following the closing of the Offering, the Company used the net proceeds from the Offering and cash on hand to repay all borrowings under the Credit Facility and expects to use the remainder to repay all borrowings outstanding under the Crestone Peak credit facility and for general corporate purposes.
The Bonanza Creek 5.0% Senior Notes are subject to a special mandatory redemption (a “Special Mandatory Redemption”) in the event that the consummation of the XOG Merger and the Crestone Peak Merger, and, collectively, the “Mergers” does not occur on or before December 31, 2021 or if Bonanza Creek notifies the trustee that it will not pursue the consummation of the Mergers. In the event of a Special Mandatory Redemption, Bonanza Creek is required to redeem the Bonanza Creek 5.0% Senior Notes then outstanding at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the Special Mandatory Redemption date.
At any time prior to October 15, 2023, Bonanza Creek may redeem the Bonanza Creek 5.0% Senior Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any, to, but excluding, the date of redemption (subject to the right of the noteholders on the relevant record date to receive interest on the relevant interest payment date). On or after October 15, 2023, Bonanza Creek may redeem all or part of the Bonanza Creek 5.0% Senior Notes at redemption prices (expressed as percentages of the principal amount redeemed) equal to (i) 102.5% for the twelve-month period beginning on October 15, 2023; (ii) 101.25% for the twelve-month period beginning on October 15, 2024; and (iii) 100.0% for the twelve-month period beginning October 15, 2025 and at any time thereafter, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of the noteholders on the relevant record date to receive interest on the relevant interest payment date).
Bonanza Creek may redeem up to 35% of the aggregate principal amount of the Bonanza Creek 5.0% Senior Notes at any time prior to October 15, 2023 with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 105.0% of the principal amount of the Bonanza Creek 5.0% Senior Notes redeemed, plus accrued and unpaid interest, if any, thereon to, but not including, the redemption date, provided, however, that (i) at least 65.0% of the aggregate principal amount of the Bonanza Creek 5.0% Senior Notes originally issued on the issue date (but excluding Bonanza Creek 5.0% Senior Notes held by BCEI and its subsidiaries) remains outstanding immediately after the occurrence of such redemption (unless all such Bonanza Creek 5.0% Senior Notes are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days after the date of the closing of such equity offering.

The Bonanza Creek 5.0% Senior Notes were issued by Bonanza Creek pursuant to an indenture, dated October 13, 2021, among BCEI, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of Bonanza Creek’s existing subsidiaries that incur or guarantee indebtedness under the Credit Facility and will be guaranteed by the entities that will become guarantors under the Credit Facility upon consummation of the Mergers as well as by certain other future subsidiaries that may be required to guarantee the Bonanza Creek 5.0% Senior Notes.
The Bonanza Creek 5.0% Senior Notes will mature on October 15, 2026. Interest on the Bonanza Creek 5.0% Senior Notes will accrue at the rate of 5.0% per annum and will be payable semiannually in arrears on April 15 and October 15, commencing on April 15, 2022.

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
The Company’s primary objective is to maximize shareholder returns by responsibly developing our oil and gas resources, paying down debt, and returning excess cash via dividends. We seek to balance production and company growth with maintaining a conservative balance sheet. Key aspects of our strategy include well-balanced asset mergers and acquisitions, multi-well pad development across our leasehold, enhanced completions through continuous design evaluation, utilization of scaled infrastructure, continuous safety improvement, strict adherence to health and safety regulations, and environmental stewardship.
Financial and Operating Results
Our financial and operational results include:
•Crude oil equivalent sales volumes increased 67% for the three months ended September 30, 2021 when compared to the same period in 2020 due to the HighPoint Merger;
•Lease operating expense increased in line with expectations by 29% per Boe for the three months ended September 30, 2021 when compared to the same period in 2020;
•General and administrative expense decreased by 13% per Boe for the three months ended September 30, 2021 when compared to the same period in 2020;
•Borrowings under our Credit Facility were reduced by $95.0 million to $60.0 million during the nine months ended September 30, 2021 from the $155.0 million borrowed at the closing of the HighPoint Merger to pay down the HighPoint credit facility, and were further reduced to zero outstanding as of the date of this filing;
•Total liquidity of $372.4 million at September 30, 2021, consisting of cash on hand plus funds available under our Credit Facility, after giving effect to undrawn letters of credit. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash dividends of $21.6 million, or $0.35 per share, declared and paid during the nine months ended September 30, 2021;
•Cash flows provided by operating activities for the nine months ended September 30, 2021 were $192.2 million compared to $111.4 million during the nine months ended September 30, 2020. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Capital expenditures, inclusive of accruals, of $128.5 million during the nine months ended September 30, 2021.

Rocky Mountain Infrastructure
The Company's gathering, treating, and production facilities, maintained under its Rocky Mountain Infrastructure, LLC (“RMI”) subsidiary, provide many operational benefits to the Company and provide cost economies of a centralized system. The RMI facilities reduce gathering system pressures at the wellhead, thereby improving hydrocarbon recovery. Additionally, with eleven interconnects to four different natural gas processors, RMI helps ensure that the Company's production is not constrained by any single midstream service provider. Furthermore, in 2019, the Company installed a new oil gathering line to Riverside Terminal (on the Grand Mesa Pipeline), which resulted in a corresponding $1.25 to $1.50 per barrel reduction to our oil differentials for barrels transported on such gathering line. Additionally, the Company commenced construction of an additional oil interconnect in late June 2021, thus providing additional outlets to provide flow assurance and minimize differentials. The total value of reduced oil differentials during the nine months ended September 30, 2021 and 2020 was approximately $3.3 million and $4.7 million, respectively. Finally, the RMI system reduces facility site footprints, leading to more cost-efficient operations and reduced emissions and surface disturbance. The net book value of the Company's RMI assets was $196.7 million as of September 30, 2021.
Current Events and Outlook
The worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19, and various governmental actions taken to mitigate the impact of COVID-19, resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production further increased the excess supply of oil and natural gas throughout 2020. However, during 2021, expectations surrounding the demand for oil and natural gas stimulated a rise in oil and natural gas prices.
The COVID-19 outbreak and its development into a pandemic in March 2020 also required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers, and the communities in which we operate. Our operational employees are currently still able to work on site. However, we have taken various precautionary measures with respect to our operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, quarantining any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected), and imposing social distancing requirements on work sites, all in accordance with the guidelines released by the Centers for Disease Control and Prevention. We have not experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of a COVID-19 outbreak.
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
On April 1, 2021, we completed the previously announced acquisition of HighPoint. While we have already achieved significant synergies across several areas of the Company, there is an expected delay in realizing certain synergies and benefits due to the time and effort required to renegotiate and wait out certain contracts and integrate the formerly stand-alone companies. Consequently, the financial and operating results of the combined companies for the three and nine months ended September 30, 2021 reflect a slightly higher cost metric that we anticipate will decline through the end of 2021. Additionally, while the significant curtailment of the respective drilling and completion programs during 2020, in response to the drop in commodity prices, resulted in an overall decline in combined companies' sales volumes period over period, we expect sales volumes will recover considerably through 2021 completion activity as well as the return of a drilling rig in the fourth quarter of 2021.
The Company has successfully integrated the operations, production and accounting databases derived from the HighPoint Merger. The Company is confident it has the appropriate level of skills and personnel to successfully integrate the XOG and Crestone Peak mergers. The go-forward Company will incorporate the best practices and processes from each organization.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$131,103	$46,808	$84,295	180%
Natural gas sales(2)	23,387	4,803	18,584	387%
Natural gas liquids sales	33,838	5,866	27,972	477%
Product revenue	$188,328	$57,477	$130,851	228%

Sales Volumes:
Crude oil (MBbls)	2,036.4	1,284.0	752.4	59%
Natural gas (MMcf)	6,647.5	3,629.3	3,018.2	83%
Natural gas liquids (MBbls)	880.2	524.9	355.3	68%
Crude oil equivalent (MBoe)(3)	4,024.5	2,413.8	1,610.7	67%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$64.38	$36.45	$27.93	77%
Natural gas (per Mcf)	$3.52	$1.32	$2.20	167%
Natural gas liquids (per Bbl)	$38.44	$11.18	$27.26	244%
Crude oil equivalent (per Boe)(3)	$46.80	$23.81	$22.99	97%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$54.64	$43.59	$11.05	25%
Natural gas (per Mcf)	$2.51	$1.18	$1.33	113%
Natural gas liquids (per Bbl)	$38.44	$11.18	$27.26	244%
Crude oil equivalent (per Boe)(3)	$40.20	$27.39	$12.81	47%
_____________________________
(1)Crude oil sales excludes $0.2 million and $0.4 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2021 and 2020, respectively.
(2)Natural gas sales excludes $1.4 million and $1.0 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2021 and 2020, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for crude oil and natural gas. For the three months ended September 30, 2021, the derivative cash settlement loss for oil and natural gas contracts was $19.8 million and $6.7 million, respectively. For the three months ended September 30, 2020, the derivative cash settlement gain for oil contracts was $9.2 million, and the derivative cash settlement loss for natural gas contracts was $0.5 million. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 228% to $188.3 million for the three months ended September 30, 2021 compared to $57.5 million for the three months ended September 30, 2020. The drivers of the increase in revenue are the 97%, or $22.99 per Boe, increase in oil equivalent pricing and the 67% increase in sales volumes. The increase in sales volumes is primarily due to the HighPoint Merger that closed on April 1, 2021. Additionally, we turned 30 gross wells to sales during the twelve-month period ending September 30, 2021.

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$11,560	$5,393	$6,167	114%
Midstream operating expense	3,163	3,970	(807)	(20)%
Gathering, transportation, and processing	14,105	4,778	9,327	195%
Severance and ad valorem taxes	9,205	(7,063)	16,268	230%
Exploration	1,513	66	1,447	2,192%
Depreciation, depletion, and amortization	35,604	23,439	12,165	52%
Abandonment and impairment of unproved properties	—	223	(223)	(100)%
Unused commitments	3,364	—	3,364	100%
Bad debt expense	279	102	177	174%
Merger transaction costs	5,580	888	4,692	528%
General and administrative expense	11,724	8,031	3,693	46%
Operating Expenses	$96,097	$39,827	$56,270	141%

Selected Costs ($ per Boe):
Lease operating expense	$2.87	$2.23	$0.64	29%
Midstream operating expense	0.79	1.64	(0.85)	(52)%
Gathering, transportation, and processing	3.50	1.98	1.52	77%
Severance and ad valorem taxes	2.29	(2.93)	5.22	(178)%
Exploration	0.38	0.03	0.35	1,167%
Depreciation, depletion, and amortization	8.85	9.71	(0.86)	(9)%
Abandonment and impairment of unproved properties	—	0.09	(0.09)	(100)%
Unused commitments	0.84	—	0.84	100%
Bad debt expense	0.07	0.04	0.03	75%
Merger transaction costs	1.39	0.37	1.02	276%
General and administrative expense	2.91	3.33	(0.42)	(13)%
Operating Expenses	$23.89	$16.49	$7.40	45%
Lease operating expense.  Our lease operating expense increased by $6.2 million, or 114%, to $11.6 million for the three months ended September 30, 2021 from $5.4 million for the three months ended September 30, 2020, and 29% on an equivalent basis per Boe. Lease operating expense on an aggregate basis increased as a result of the HighPoint Merger. Additionally, our overall lease operating expense during the three months ended September 30, 2020 was at an unprecedented low due to the Company's concerted effort to reduce costs in response to the decline in commodity pricing during the 2020 period. The increase in lease operating expense outpaced the increase in sales volumes causing the per Boe to increase, which is within expectations and guidance on a per Boe basis.
Midstream operating expense.  Our midstream operating expense decreased to $3.2 million for the three months ended September 30, 2021 compared to $4.0 million for the three months ended September 30, 2020, and decreased 52% on a per Boe basis during the comparable periods. The aggregate decrease is due to reduced compression rentals resulting from the acquisition of a significant number of owned compressors through the HighPoint Merger. Additionally, while certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed and thereby result in a decrease in midstream operating expense per Boe period over period.

Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $9.3 million to $14.1 million for the three months ended September 30, 2021, from $4.8 million for the three months ended September 30, 2020, and increased 77% on a per Boe basis during the comparable periods. Natural gas and NGLs sales volumes have a direct correlation to gathering, transportation, and processing expense, and natural gas and NGLs sales volumes increased 76% during the comparable periods. Additionally, our value-based percentage of proceeds sales contract is now our largest sales contract post the HighPoint Merger, which tracks solely with natural gas and NGLs pricing. Natural gas and NGLs pricing increased at a faster pace than the natural gas and NGLs sales volumes associated with said pricing causing the per Boe to increase.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased to $9.2 million for the three months ended September 30, 2021, from a credit of $7.1 million for the three months ended September 30, 2020. Severance and ad valorem taxes primarily correlate to revenues, and revenues increased by 228% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Offsetting this increase is a decrease in the Company's overall severance and ad valorem tax rates as a result of the HighPoint Merger, due to HighPoint having a substantial amount of wells in lower taxing districts. Finally, we refined our tax estimate based on then mill levies, taxing districts, and company results based on commodity prices during the third quarter 2020, which resulted in a one-time adjustment of $12.6 million. Excluding this adjustment, our severance and ad valorem taxes were $5.5 million for the three months ended September 30, 2020.
Exploration.  Our exploration expense increased to $1.5 million for the three months ended September 30, 2021, from $0.1 million for the three months ended September 30, 2020 primarily due to the initiation of geologic science studies on certain locations to determine drilling viability.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 52% to $35.6 million for the three months ended September 30, 2021, from $23.4 million for the three months ended September 30, 2020, and decreased 9% on a per Boe basis during the comparable periods. The increase in depreciation, depletion, and amortization expense during the comparable periods is due to a $655.5 million increase in the depletable property base primarily due to the HighPoint Merger. The decrease on a per Boe basis is due to a decrease in the depletion rate.
Unused commitments. During the three months ended September 30, 2021 and 2020, we incurred $3.4 million and zero, respectively, in unused commitments. As part of the HighPoint Merger, we assumed two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from properties HighPoint had previously sold. Both firm transportation contracts required the pipeline to provide transportation capacity and required us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expired July 31, 2021.
Merger transaction costs. Our merger transaction costs increased by $4.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the closed HighPoint Merger and the anticipated XOG and Crestone Peak mergers.
General and administrative. Our general and administrative expense for the three months ended September 30, 2021 increased to $11.7 million compared to $8.0 million for three months ended September 30, 2020, and decreased 13% on a per Boe basis. The primary drivers of the aggregate increase relate to an increase in salaries, benefits, and stock compensation expense due to the HighPoint Merger. Additionally, certain one-time nonrecurring fees were incurred as it relates to the HighPoint Merger as further discussed in Note 3 - Acquisitions & Divestitures of Part I, Item 1 of this report. General and administrative expense per Boe decreased due to sales volumes being 67% higher during the three months ended September 30, 2021 as compared to the same period in 2020.
Derivative gain (loss).  Our derivative losses for the three months ended September 30, 2021 and 2020 of $36.2 million and $10.7 million, respectively, were due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.

Interest expense.  Our interest expense for the three months ended September 30, 2021 and 2020 was $3.0 million and $0.4 million, respectively. Average debt outstanding for the three months ended September 30, 2021 and 2020 was $86.8 million and $54.1 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Senior Notes	$1,875	$—
Credit Facility	777	334
Commitment and letter of credit fees under the Credit Facility	577	264
Amortization of deferred financing costs	437	92
Capitalized interest	(641)	(334)
Total interest expense, net	$3,025	$356

The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$296,826	$125,956	$170,870	136%
Natural gas sales(2)	50,451	13,696	36,755	268%
Natural gas liquids sales	69,578	11,652	57,926	497%
Product revenue	$416,855	$151,304	$265,551	176%

Sales Volumes:
Crude oil (MBbls)	4,884.3	3,787.6	1,096.7	29%
Natural gas (MMcf)	16,267.0	10,490.6	5,776.4	55%
Natural gas liquids (MBbls)	2,156.9	1,399.9	757.0	54%
Crude oil equivalent (MBoe)(3)	9,752.4	6,935.9	2,816.5	41%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$60.77	$33.25	$27.52	83%
Natural gas (per Mcf)	$3.10	$1.31	$1.79	137%
Natural gas liquids (per Bbl)	$32.26	$8.32	$23.94	288%
Crude oil equivalent (per Boe)(3)	$42.74	$21.81	$20.93	96%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$52.28	$44.37	$7.91	18%
Natural gas (per Mcf)	$2.54	$1.34	$1.20	90%
Natural gas liquids (per Bbl)	$32.26	$8.32	$23.94	288%
Crude oil equivalent (per Boe)(3)	$37.56	$27.94	$9.62	34%
_____________________________
(1)Crude oil sales excludes $0.7 million and $1.4 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2021 and 2020, respectively.
(2)Natural gas sales excludes $2.6 million and $2.8 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2021 and 2020, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for crude oil and natural gas. For the nine months ended September 30, 2021, the derivative cash settlement loss for oil and natural gas contracts was $41.5 million and $9.1 million, respectively. For the nine months ended September 30, 2020, the derivative cash settlement gain for oil and natural gas contracts was $42.1 million and $0.4 million, respectively. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 176% to $416.9 million for the nine months ended September 30, 2021 compared to $151.3 million for the nine months ended September 30, 2020. The primary drivers of the increase in revenue are the 96%, or $20.93 per Boe, increase in oil equivalent pricing and the 41% increase in sales volumes. The increase in sales volumes is due to turning 30 gross wells to sales during the twelve-month period ending September 30, 2021 as well as the HighPoint Merger that closed on April 1, 2021.

The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change	Percent Change
Expenses (in thousands):
Lease operating expense	$28,649	$16,887	$11,762	70%
Midstream operating expense	11,314	11,338	(24)	—%
Gathering, transportation, and processing	32,793	11,970	20,823	174%
Severance and ad valorem taxes	23,622	1,588	22,034	1,388%
Exploration	5,156	551	4,605	836%
Depreciation, depletion, and amortization	89,433	67,306	22,127	33%
Abandonment and impairment of unproved properties	2,215	30,589	(28,374)	(93)%
Unused commitments	7,692	—	7,692	100%
Bad debt expense	279	678	(399)	(59)%
Merger transaction costs	27,121	909	26,212	2,884%
General and administrative expense	33,119	25,845	7,274	28%
Operating Expenses	$261,393	$167,661	$93,732	56%

Selected Costs ($ per Boe):
Lease operating expense	$2.94	$2.43	$0.51	21%
Midstream operating expense	1.16	1.63	(0.47)	(29)%
Gathering, transportation, and processing	3.36	1.73	1.63	94%
Severance and ad valorem taxes	2.42	0.23	2.19	952%
Exploration	0.53	0.08	0.45	563%
Depreciation, depletion, and amortization	9.17	9.70	(0.53)	(5)%
Abandonment and impairment of unproved properties	0.23	4.41	(4.18)	(95)%
Unused commitments	0.79	—	0.79	100%
Bad debt expense	0.03	0.10	(0.07)	(70)%
Merger transaction costs	2.78	0.13	2.65	2,038%
General and administrative expense	3.40	3.73	(0.33)	(9)%
Operating Expenses	$26.81	$24.17	$2.64	11%
Lease operating expense.  Our lease operating expense increased 70% to $28.6 million for the nine months ended September 30, 2021 from $16.9 million for the nine months ended September 30, 2020 and increased 21% on an equivalent basis per Boe. Lease operating expense on an aggregate basis increased as a result of the HighPoint Merger. Additionally, our overall lease operating expense during the nine months ended September 30, 2020 was at an unprecedented low due to the Company's concerted effort to reduce costs in response to the decline in commodity pricing during the 2020 period. The increase in lease operating expense outpaced the increase in sales volumes causing the per Boe to increase, which is within expectations and guidance on a per Boe basis.
Midstream operating expense.  Our midstream operating expense remained relatively consistent at $11.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, and decreased 29% on a per Boe basis during the comparable periods. While certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed and result in a decrease in midstream operating expense per Boe period over period.
Gathering, transportation, and processing.  Gathering, transportation, and processing expense increased by $20.8 million, or 174%, to $32.8 million for the nine months ended September 30, 2021, from $12.0 million for the nine months ended September 30, 2020. Generally, natural gas and NGLs sales volumes have a direct correlation to gathering, transportation, and processing expense. Natural gas and NGLs sales volumes increased 55% during the comparable periods. Additionally, our value-based percentage of proceeds sales contract is now our largest sales contract post the HighPoint Merger, which tracks solely with natural gas and NGLs pricing. Natural gas and NGLs pricing increased at a faster pace than the natural gas and NGLs sales volumes associated with said pricing causing the per Boe to increase.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased to $23.6 million for the nine months ended September 30, 2021, from $1.6 million for the nine months ended September 30, 2020. Severance and ad valorem taxes primarily correlate to revenues, and revenues increased by 176% during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Offsetting this increase is a decrease in the Company's overall severance and ad valorem tax rates as a result of the HighPoint Merger, due to HighPoint having a substantial amount of wells in lower taxing districts. Finally, we refined our tax estimate based on current mill levies, taxing districts, and company results based on commodity prices during the third quarter 2020, which resulted in a one-time adjustment of $12.6 million. Excluding this adjustment, our severance and ad valorem taxes were $14.2 million for the nine months ended September 30, 2020.
Exploration.  Our exploration expense increased to $5.2 million for the nine months ended September 30, 2021, from $0.6 million for the nine months ended September 30, 2020 primarily due to a one-time purchase of seismic and core data as well as the initiation of geologic science studies on certain locations to determine drilling viability.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased 33% to $89.4 million for the nine months ended September 30, 2021, from $67.3 million for the nine months ended September 30, 2020, and decreased 5% on a per Boe basis during the comparable periods. The increase in depreciation, depletion, and amortization expense during the comparable periods is due to a $655.5 million increase in the depletable property base primarily due to the HighPoint Merger. The decrease on a per Boe basis is due to a decrease in the depletion rate.
Abandonment and impairment of unproved properties.  During the nine months ended September 30, 2021 and 2020, we incurred $2.2 million and $30.6 million, respectively, in abandonment and impairment of unproved properties primarily due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases.
Unused commitments. During the nine months ended September 30, 2021 and 2020, we incurred $7.7 million and zero, respectively, in unused commitments. As part of the HighPoint Merger, we assumed two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from properties HighPoint had previously sold. Both firm transportation contracts required the pipeline to provide transportation capacity and required us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expired July 31, 2021.
Merger transaction costs. Our merger transaction costs increased by $26.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 largely due to the closed HighPoint Merger and, to a lesser degree, the anticipated XOG and Crestone Peak mergers.
General and administrative. Our general and administrative expense for the nine months ended September 30, 2021 increased to $33.1 million, from $25.8 million for the nine months ended September 30, 2020, and decreased 9% on a per Boe basis. The primary drivers of the increase relate to an increase in salaries, benefits, and stock compensation expense due to the HighPoint Merger. Additionally, certain one-time nonrecurring fees were incurred as it relates to the HighPoint Merger as further discussed in Note 3 - Acquisitions & Divestitures of Part I, Item 1 of this report. General and administrative expense per Boe decreased due to sales volumes being 41% higher in the later period as a result of the HighPoint Merger.
Derivative gain (loss).  Our derivative loss for the nine months ended September 30, 2021 was $133.6 million due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Our derivative gain of $64.6 million for the nine months ended September 30, 2020 was due to settlements and fair market value adjustments caused by market prices being lower than our contracted hedge prices. Please refer to Note 10 - Derivatives of Part I, Item 1 of this report for additional discussion.

Interest expense.  Our interest expense for the nine months ended September 30, 2021 and 2020 was $6.7 million and $1.6 million, respectively. Average debt outstanding for the nine months ended September 30, 2021 and 2020 was $70.3 million and $67.5 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Senior Notes	$3,750	$—
Credit Facility	1,937	1,701
Commitment and letter of credit fees under the Credit Facility	1,232	785
Amortization of deferred financing costs	963	772
Capitalized interest	(1,197)	(1,701)
Total interest expense, net	$6,685	$1,557
Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Credit Facility, proceeds from sales of assets, and potential proceeds from capital and/or debt markets. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors. To mitigate some of the pricing risk, as of September 30, 2021, we have hedged approximately 18,500 Bbls per day for the remainder of 2021, representing almost 84% of our oil sales volume during the three months ended September 30, 2021.
As of September 30, 2021, our liquidity was $372.4 million, consisting of $40.4 million of cash on hand and $332.0 million of available borrowing capacity on the Credit Facility, after giving effect to an aggregate of $8.0 million of undrawn letters of credit.
Our weighted-average interest rate on borrowings from the Credit Facility was 3.5% for the three months ended September 30, 2021. As of September 30, 2021 and the date of this filing, we had $60.0 million and zero, respectively, outstanding on our Credit Facility.
On April 1, 2021, in conjunction with the HighPoint Merger, the Company, together with certain of its subsidiaries, entered into the Second Amendment to the Credit Facility. Please refer to Note 3 - Acquisitions and Divestitures under Part I, Item 1 for additional information.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$192,243	$111,444
Net cash used in investing activities	(54,868)	(57,509)
Net cash used in financing activities	(121,708)	(61,158)
Cash, cash equivalents, and restricted cash	40,512	3,872
Acquisition of oil and gas properties	(620)	(853)
Exploration and development of oil and gas properties	(104,207)	(56,216)
Cash flows provided by operating activities
Our cash flows for the nine months ended September 30, 2021 and 2020 include cash receipts and disbursements attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.

Cash flows used in investing activities
Expenditures for development of oil and natural gas properties are the primary use of our capital resources. The Company spent $104.2 million and $56.2 million on the exploration and development of oil and gas properties during the nine months ended September 30, 2021 and 2020, respectively. Partially offsetting these cash outflows for the nine months ended September 30, 2021 is the $49.8 million of cash acquired through the HighPoint Merger.
Cash flows provided by financing activities
Net cash used in financing activities for the nine months ended September 30, 2021 and 2020 was $121.7 million and $61.2 million, respectively. The change was primarily due to a $34.0 million increase in net payments on our Credit Facility between the comparable periods as well as the dividends paid in June and September 2021 totaling $21.6 million.
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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,659	$3,251	$15,221	$42,900
Exploration	1,513	66	5,156	551
Depreciation, depletion, and amortization	35,604	23,439	89,433	67,306
Abandonment and impairment of unproved properties	—	223	2,215	30,589
Unused commitments	3,364	—	7,692	—
Stock-based compensation (1)	2,289	1,723	6,096	4,436
Non-recurring general and administrative expense (1)	150	140	1,444	1,337
Merger transaction costs	5,580	888	27,121	909
(Gain) loss on property transactions, net	(951)	—	(951)	1,398
Interest expense, net	3,025	356	6,685	1,557
Severance and ad valorem taxes adjustment (2)	—	(12,586)	—	(12,586)
Derivative (gain) loss	36,224	10,670	133,613	(64,603)
Derivative cash settlements gain (loss)	(26,546)	8,627	(50,536)	42,494
Income tax expense	15,596	4,689	5,160	4,689
Adjusted EBITDAX	$116,507	$41,486	$248,349	$120,977
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

Critical Accounting Policies and Estimates
Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2020 Form 10-K. During the nine months ended September 30, 2021, there were no significant changes in the application of critical accounting policies.

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
Interest Rates
As of September 30, 2021 and the filing date of this report, we had $60.0 million and zero, respectively, outstanding under our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or LIBOR, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. As of September 30, 2021, and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants in the Credit Facility.

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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies of Part I, Item 1 of this report.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended September 30, 2021.
 Issuer purchases of equity securities.  The following table contains information about acquisitions of our equity securities during the three month period ended September 30, 2021:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased(1)	Paid per Share	Plans or Programs	or Programs
July 1, 2021 - July 31, 2021	1,388	$40.32	—	—
August 1, 2021 - August 31, 2021	337	$38.47	—	—
September 1, 2021 - September 30, 2021	—	$—	—	—
Total	1,725	$40.06	—	—
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

4.3
Indenture, dated as of October 13, 2021, by and among Bonanza Creek Energy, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on October 15, 2021).

4.4	Confirmation Order, filed March 18, 2021 (incorporated by reference to Exhibit 99.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on March 22, 2021).

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

10.5†
Form of Officer Performance Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Bonanza Creek Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2021).

10.6†	Bonanza Creek Energy, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Bonanza Creek Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2021).

10.7†
Form of Independent Director Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Bonanza Creek Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2021).

10.8†*	Form of Officer Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2021 Long Term Incentive Plan

10.9†*	Form of Non-Officer Restricted Stock Unit Agreement under the Bonanza Creek Energy, Inc. 2021 Long Term Incentive Plan

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of the Principal Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL)
__________________________________________
*	Filed with this report

**	Furnished with this report

†	Management Contract or Compensatory Plan or Agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA CREEK ENERGY, INC.

Date:	October 28, 2021	By:	/s/ Eric T. Greager
Eric T. Greager
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Brant DeMuth
Brant DeMuth
Executive Vice President and Chief Financial Officer
(principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Vice President and Chief Accounting Officer
(chief accounting officer)