Form 10-Q
period 2022-03-31
CIVITAS RESOURCES, INC.
filed 2022-05-05
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number:  001-35371
Civitas Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	61-1630631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 17th Street,	Suite 3700
Denver,	Colorado	80202
(Address of principal executive offices)		(Zip Code)
(303) 293-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	CIVI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of May 2, 2022, the registrant had 84,967,471 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Information Regarding Forward-Looking Statements
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this report;
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
•the continuing effects of the COVID-19 pandemic, including any recurrence or the worsening thereof;
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
All forward-looking statements speak only as of the filing date of this report. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$154,349	$254,454
Accounts receivable, net:
Oil, natural gas, and NGL sales	410,418	362,262
Joint interest and other	72,888	66,390
Prepaid expenses and other	21,891	21,052
Inventory of oilfield equipment	14,557	12,386
Derivative assets	—	3,393
Total current assets	674,103	719,937
Property and equipment (successful efforts method):
Proved properties	5,983,892	5,457,213
Less: accumulated depreciation, depletion, and amortization	(608,898)	(430,201)
Total proved properties, net	5,374,994	5,027,012
Unproved properties	671,538	688,895
Wells in progress	213,153	177,296
Other property and equipment, net of accumulated depreciation of $5,403 in 2022 and $4,742 in 2021	51,046	51,639
Total property and equipment, net	6,310,731	5,944,842
Right-of-use assets	36,054	39,885
Deferred income tax assets	—	22,284
Other noncurrent assets	12,859	14,085
Total assets	$7,033,747	$6,741,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$296,433	$246,188
Production taxes payable	188,962	144,408
Oil and natural gas revenue distribution payable	422,854	466,233
Lease liability	18,588	18,873
Derivative liability	384,694	219,804
Asset retirement obligations	24,000	24,000
Total current liabilities	1,335,531	1,119,506
Long-term liabilities:
Senior notes	492,123	491,710
Lease liability	17,920	21,398
Ad valorem taxes	296,773	232,147
Derivative liability	46,111	19,959
Deferred income tax liabilities	5,805	—
Asset retirement obligations	201,951	201,315
Total liabilities	2,396,214	2,086,035
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 84,941,558 and 84,572,846 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4,916	4,912
Additional paid-in capital	4,194,444	4,199,108
Retained earnings	438,173	450,978
Total stockholders’ equity	4,637,533	4,654,998
Total liabilities and stockholders’ equity	$7,033,747	$6,741,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating net revenues:
Oil, natural gas, and NGL sales	$817,810	$74,159
Operating expenses:
Lease operating expense	36,019	5,731
Midstream operating expense	5,712	3,905
Gathering, transportation, and processing	50,403	4,967
Severance and ad valorem taxes	63,304	4,604
Exploration	528	96
Depreciation, depletion, and amortization	184,860	18,823
Abandonment and impairment of unproved properties	17,975	—
Unused commitments	776	—
Merger transaction costs	20,534	3,295
General and administrative expense (including $8,090 and $1,612, respectively, of stock-based compensation)	35,720	9,251
Total operating expenses	415,831	50,672
Other income (expense):
Derivative loss	(295,493)	(23,419)
Interest expense	(9,066)	(419)
Gain on property transactions, net	16,797	—
Other income	783	188
Total other expense	(286,979)	(23,650)
Income (loss) from operations before income taxes	115,000	(163)
Income tax benefit (expense)	(23,361)	44
Net income (loss)	$91,639	$(119)

Comprehensive income (loss)	$91,639	$(119)

Net income (loss) per common share:
Basic	$1.08	$(0.01)
Diluted	$1.07	$(0.01)
Weighted-average common shares outstanding
Basic	84,840	20,839
Diluted	85,326	20,839
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2021	84,572,846	$4,912	$4,199,108	$450,978	$4,654,998
Restricted common stock issued	579,229	6	—	—	6
Stock used for tax withholdings	(215,811)	(2)	(12,932)	—	(12,934)
Exercise of stock options	5,294	—	178	—	178
Stock-based compensation	—	—	8,090	—	8,090
Cash dividends, $1.2125 per share	—	—	—	(104,444)	(104,444)
Net income	—	—	—	91,639	91,639
Balances, March 31, 2022	84,941,558	$4,916	$4,194,444	$438,173	$4,637,533

Balances, December 31, 2020	20,839,227	$4,282	$707,209	$333,761	$1,045,252
Restricted common stock issued	109	—	—	—	—
Stock used for tax withholdings	(38)	—	—	—	—
Exercise of stock options	429	—	15	—	15
Stock-based compensation	—	—	1,612	—	1,612
Net loss	—	—	—	(119)	(119)
Balances, March 31, 2021	20,839,727	$4,282	$708,836	$333,642	$1,046,760
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$91,639	$(119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	184,860	18,823
Deferred income tax expense (benefit)	23,361	(44)
Abandonment and impairment of unproved properties	17,975	—
Stock-based compensation	8,090	1,612
Amortization of deferred financing costs	1,078	93
Derivative loss	295,493	23,419
Derivative cash settlements loss	(166,578)	(3,791)
Gain on property transactions, net	(16,797)	—
Other	68	(84)
Changes in current assets and liabilities:
Accounts receivable, net	11,906	(5,718)
Prepaid expenses and other assets	(2,398)	106
Accounts payable and accrued liabilities	88,975	9,073
Settlement of asset retirement obligations	(5,131)	(406)
Net cash provided by operating activities	532,541	42,964
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(300,087)	(180)
Cash acquired	44,310	—
Exploration and development of oil and natural gas properties	(260,667)	(28,730)
Additions to other property and equipment	(68)	(38)
Other	212	—
Net cash used in investing activities	(516,300)	(28,948)
Cash flows from financing activities:
Proceeds from exercise of stock options	178	15
Dividends paid	(103,596)	—
Payment of employee tax withholdings in exchange for the return of common stock	(12,928)	—
Deferred financing costs	—	(58)
Other	—	(21)
Net cash used in financing activities	(116,346)	(64)
Net change in cash, cash equivalents, and restricted cash	(100,105)	13,952
Cash, cash equivalents, and restricted cash:
Beginning of period	254,556	24,845
End of period(1)	$154,451	$38,797
Supplemental cash flow disclosure:
Cash paid for interest	$(774)	$(318)
Cash paid for income taxes	$(6,300)	$—
Changes in working capital related to drilling expenditures	$(28,015)	$4,371
(1) Includes $0.1 million of restricted cash and consists of funds for road maintenance and repairs that is presented in other noncurrent assets within the accompanying unaudited condensed consolidated balance sheets (“balance sheets”) as of both March 31, 2022 and March 31, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Operations
When we use the terms “Civitas,” the “Company,” “we,” “us,” or “our,” we are referring to Civitas Resources, Inc. and its consolidated subsidiaries unless the context otherwise requires. Effective November 1, 2021, Bonanza Creek Energy, Inc. changed its name to Civitas Resources, Inc. Civitas is an independent Denver-based exploration and production company focused on the acquisition, development, and production of oil and associated liquids-rich natural gas in the Rocky Mountain region, primarily in the Wattenberg Field of the DJ Basin.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. All significant intercompany balances and transactions have been eliminated in consolidation.
The December 31, 2021 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the audited consolidated financial statements and related notes included in our 2021 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of March 31, 2022, through the filing date of this report. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year or any other future period.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 - Summary of Significant Accounting Policies in the 2021 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report.
Recently Issued and Adopted Accounting Standards
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
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of March 31, 2022, and through the filing date of this report.

NOTE 2 - ACQUISITIONS AND DIVESTITURES
All mergers and acquisitions disclosed were accounted for under the acquisition method of accounting for business combinations. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The fair value measurements of assets acquired and liabilities assumed were based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of proved oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, and a market-based weighted-average cost of capital. These inputs required significant judgments and estimates by management at the time of the valuation.
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
The Prepackaged Plan implemented the merger and restructuring transactions in accordance with the Agreement and Plan of Merger, dated as of November 9, 2020 (the “HighPoint Merger Agreement”), by and among Civitas, HighPoint and Boron Merger Sub, Inc., a wholly-owned subsidiary of Civitas (“Merger Sub”). Pursuant to the Prepackaged Plan and the HighPoint Merger Agreement, at the effective time of the HighPoint Merger (the “HighPoint Effective Time”) and the effective date under the Prepackaged Plan, Merger Sub merged with and into HighPoint, with HighPoint continuing as the surviving corporation and wholly-owned subsidiary of Civitas. At the HighPoint Effective Time, each eligible share of common stock, par value $0.001 per share, of HighPoint (“HighPoint Common Stock”) issued and outstanding immediately prior to the HighPoint Effective Time was automatically converted into the right to receive 0.11464 shares of common stock, par value $0.01 per share, of Civitas (“Civitas Common Stock”), with cash paid in lieu of the issuance of any fractional shares. As a result, Civitas issued 487,952 shares of Civitas Common Stock to former HighPoint stockholders.
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

The following tables present the HighPoint Merger consideration and purchase price allocation of the assets acquired and the liabilities assumed in the HighPoint Merger:

Merger Consideration (in thousands, except per share amount)
Shares of Civitas Common Stock issued to existing holders of HighPoint Common Stock(1)	488
Shares of Civitas Common Stock issued to existing holders of HighPoint Senior Notes	9,314
Total additional shares of Civitas Common Stock issued as merger consideration	9,802

Closing price per share of Civitas Common Stock(2)	$38.25

Merger consideration paid in shares of Civitas Common Stock	$374,933
Aggregate principal amount of the 7.5% Senior Notes	100,000
Total merger consideration	$474,933
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
The valuation of proved oil and natural gas properties for the HighPoint Merger applied a market-based weighted-average cost of capital rate of approximately 13%.

Extraction Merger
On November 1, 2021, Civitas completed its merger with Extraction Oil & Gas, Inc., a Delaware corporation (“Extraction”), pursuant to the terms of the related Agreement and Plan of Merger (the “Extraction Merger Agreement”) (the “Extraction Merger”). Pursuant to the Extraction Merger Agreement, at the effective time of the Extraction Merger of November 1, 2021 (the “Extraction Merger Effective Time”), (i) Raptor Eagle Merger Sub merged with and into Extraction, with Extraction continuing its existence as the surviving corporation as a wholly owned subsidiary of Civitas following the Extraction Merger (the “Extraction Surviving Corporation”), (ii) each share of common stock, par value $0.01 per share, of Extraction (the “Extraction Common Stock”) issued and outstanding as of immediately prior to the Extraction Merger Effective Time was converted into the right to receive 1.1711 shares of Civitas Common Stock for each share of Extraction Common Stock (the “Extraction Exchange Ratio”).
Additionally, pursuant to the Extraction Merger Agreement, at the Extraction Merger Effective Time, each award of restricted stock units (including those subject to performance-based vesting conditions) issued pursuant to Extraction’s 2021 Long Term Incentive Plan (the “Extraction Equity Plan”) that was outstanding immediately prior to the Extraction Merger Effective Time and that by its terms did not settle by reason of the occurrence of the closing of the Extraction Merger (each, an “Extraction RSU Award”) was assumed by Civitas and converted into a number of restricted stock units with respect to shares of Civitas Common Stock (such restricted stock unit, a “Converted RSU”) equal to the product of the number of Extraction Common Stock subject to the Extraction RSU Award immediately prior to the Extraction Merger Effective Time multiplied by the Extraction Exchange Ratio, effective as of the Extraction Merger Effective Time.
As of the Extraction Merger Effective Time, each Converted RSU continued to be governed by the same terms and conditions that were applicable to the corresponding Extraction RSU Award immediately prior to the Extraction Merger Effective Time. In addition, Converted RSUs subject to performance-based vesting conditions held by certain Extraction executives provide that, in the event such individual’s employment is terminated for death, disability, by Civitas for any reason other individual for good reason, in each case, on or within twelve months following the Extraction Merger Effective Time, the portion of such individual’s Converted RSUs subject to performance-based vesting conditions shall, effective as of such individual’s termination date, immediately vest in full based on deemed achievement of any applicable performance goals at the maximum level of performance. Further, effective as of immediately prior to the Extraction Merger Effective Time, each award of deferred stock units granted under the Extraction Equity Plan and held by a member of the Extraction board who was not a designee of Extraction for appointment to Civitas’ board of directors ("Board") as of the Extraction Merger Effective Time immediately vested in full.
Additionally, at the Extraction Merger Effective Time, in accordance with the terms of (i) the Extraction Tranche A warrants to purchase Extraction Common Stock, issued pursuant to that certain Warrant Agreement by and between Extraction and American Stock Transfer & Trust Company, LLC, as warrant agent (“AST”), dated as of January 20, 2021 (the “Tranche A Warrants”), and (ii) the Extraction Tranche B warrants to purchase Extraction Common Stock, issued pursuant to that certain Warrant Agreement by and between Extraction and AST, as warrant agent, dated as of January 20, 2021 (the “Tranche B Warrants,” and, together with the Tranche A Warrants, the “Extraction Warrants”), that were issued and outstanding immediately prior to the Extraction Merger Effective Time, were cancelled and Civitas executed a replacement warrant agreement for the Tranche A Warrants and a replacement warrant agreement for the Tranche B Warrants (each, a "Replacement Warrant Agreement") and issued to each holder of the Extraction Warrants a replacement warrant (each, a “Replacement Warrant”) that is exercisable for a number of shares of Civitas Common Stock equal to the number of shares of Civitas Common Stock that would have been issued or paid to a holder of the number of shares of Extraction Common Stock into which such Extraction Warrant was exercisable immediately prior to the Extraction Merger Effective Time. Each Replacement Warrant has an exercise price as set forth in the applicable Replacement Warrant Agreement, subject to adjustment as set forth therein.
The Replacement Warrants may be exercised, in whole or in part, at any time or from time to time on or before 5:00 p.m., New York time, on (i) January 20, 2025, in the case of the Replacement Warrants for the Tranche A Warrants, or (ii) January 20, 2026, in the case of the Replacement Warrants for the Tranche B Warrants. The number of shares of Civitas Common Stock for which a Replacement Warrant is exercisable, and the exercise price of such Replacement Warrant, are subject to customary adjustments from time to time upon the occurrence of certain events, including the payment of in-kind dividends or distributions, splits, subdivisions or combinations of shares of Civitas Common Stock. A holder of a Replacement Warrant, in its capacity as such, is not entitled to any rights whatsoever as a stockholder of Civitas, except to the extent expressly provided in the applicable Replacement Warrant Agreement. 3.4 million Tranche A Replacement Warrants and 1.7 million Tranche B Replacement Warrants were issued.
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

The valuation of proved oil and natural gas properties for the Extraction Merger applied a market-based weighted-average cost of capital rate of approximately 10%.
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
Crestone Peak Merger
On November 1, 2021, Civitas completed its acquisition of CPPIB Crestone Peak Resources America Inc., a Delaware corporation (“Crestone Peak”), pursuant to the terms of the related Agreement and Plan of Merger (the “Crestone Merger Agreement”) (the “Crestone Peak Merger”). Pursuant to the Crestone Merger Agreement, at the effective time of the Crestone Peak Merger of November 1, 2021, (i) Merger Sub 1 merged with and into Crestone Peak (the “Merger Sub 1 Merger”), with Crestone Peak continuing its existence as the surviving corporation as a wholly owned subsidiary of Civitas following the Merger Sub 1 Merger (the “Crestone Surviving Corporation”), and (ii) subsequently, the Crestone Surviving Corporation merged with and into Merger Sub 2 (the “Merger Sub 2 Merger” and together with the Merger Sub 1 Merger, the “Crestone Peak Merger”), with Merger Sub 2 continuing its existence as the surviving entity as a wholly owned subsidiary of Civitas (the “Crestone Surviving Entity”).
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
The following tables present the Crestone Peak Merger Consideration and preliminary purchase price allocation of the assets acquired and the liabilities assumed in the Crestone Peak Merger:

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
The valuation of proved oil and natural gas properties for the Crestone Peak Merger applied a market-based weighted-average cost of capital rate of approximately 10%.
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
Revenue and earnings of the acquiree
There were no revenue and earnings included in our statement of operations during the three months ended March 31, 2021 related to the HighPoint, Extraction, and Crestone Peak Mergers as all mergers were completed after the three months ended March 31, 2021.

Supplemental pro forma financial information
The following unaudited pro forma financial information (in thousands, except per share amounts) represents a summary of the condensed consolidated results of operations for the three months ended March 31, 2021, assuming the HighPoint, Extraction, and Crestone Peak mergers had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combinations. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the mergers had been effective as of this date, or of future results.

	Three Months Ended March 31, 2021
	As reported	HighPoint(1)	Extraction(2)	Crestone Peak(2)	Civitas Pro Forma Combined
Total revenue	$74,159	$72,019	$292,484	$126,654	$565,316
Net income (loss)	(119)	(46,434)	983,201	(78,552)	858,096
Net income (loss) per common share - basic	$(0.01)				$10.19
Net income (loss) per common share - diluted	$(0.01)				$10.14
_________________________
(1) Based on a closing date of April 1, 2021.
(2) Based on a closing date of November 1, 2021.
Bison Acquisition
On March 1, 2022, the Company completed the acquisition of privately held DJ Basin operator Bison Oil & Gas II, LLC (“Bison”) for merger consideration of approximately $279.7 million (the “Bison Acquisition”). Net assets acquired under the preliminary purchase price allocation were $294.2 million and consequently resulted in a bargain purchase gain of $14.5 million. Because of the immateriality of the Bison Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
Merger transaction costs
Merger transaction costs of $20.5 million and $3.3 million related to the aforementioned mergers and acquisitions were accounted for separately from the assets acquired and liabilities assumed and are included in merger transaction costs in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (“statements of operations”) for the three months ended March 31, 2022 and 2021, respectively. Merger transaction costs include $7.6 million and zero of severance payments for the three months ended March 31, 2022 and 2021, respectively.
NOTE 3 - REVENUE RECOGNITION
Oil, natural gas, and natural gas liquid (“NGL”) sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating net revenues:
Oil sales	$549,502	$50,064
Natural gas sales	113,161	13,132
NGL sales	155,147	10,963
Oil, natural gas, and NGL sales	$817,810	$74,159

The Company recognizes revenue from the sale of produced oil, natural gas, and NGL at the point in time when control of produced oil, natural gas, or NGL volumes transfer to the purchaser, which may differ depending on the applicable contractual terms. The Company considers the transfer of control to have occurred when the purchaser has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the oil, natural gas, or NGL production. Transfer of control dictates the presentation of gathering, transportation, and processing expenses within the accompanying statements of operations. Gathering, transportation, and processing expenses incurred by the Company prior to the transfer of control are recorded gross within the gathering, transportation, and processing line item on the accompanying statements of operations. Conversely, gathering, transportation, and processing expenses incurred by the Company subsequent to the transfer of control are recorded net within the oil, natural gas, and NGL sales line item on the accompanying statements of operations. Please refer to Note 1 - Summary of Significant Accounting Policies in the 2021 Form 10-K for more information regarding the types of contracts under which oil, gas, and NGL sales revenue is generated.
The Company records revenue in the month production is delivered and control is transferred to the purchaser. However, settlement statements and payment may not be received for 30 to 60 days after the date production is delivered and control is transferred. Until such time settlement statements and payment are received, the Company records a revenue accrual based on, amongst other factors, an estimate of the volumes delivered at estimated prices as determined by the applicable contractual terms. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the three months ended March 31, 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant. At March 31, 2022 and December 31, 2021, the Company's receivables from contracts with customers were $410.4 million and $362.3 million, respectively.
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following as of the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable trade	$29,425	$19,623
Accrued drilling and completion costs	101,415	129,430
Accrued lease operating expense and gathering, transportation, and processing	53,597	19,077
Accrued general and administrative expense	12,873	21,163
Accrued merger transaction costs	3,206	1,475
Accrued oil and NGL hedging	65,418	26,601
Accrued interest expense	13,516	6,303
Accrued settlement	15,541	20,791
Other accrued expenses	1,442	1,725
Total accounts payable and accrued expenses	$296,433	$246,188
NOTE 5 - LONG-TERM DEBT
5.0% Senior Notes
On October 13, 2021, the Company issued $400.0 million aggregate principal amount of 5.0% Senior Notes due 2026 (the “5.0% Senior Notes”) pursuant to an indenture (the “5.0% Indenture”), among Civitas Resources, Wells Fargo Bank, National Association, as trustee, and the guarantors party thereto. The Company used the net proceeds and cash on hand to repay all borrowings under the Credit Facility (as defined below), all borrowings outstanding under the Crestone Peak credit facility, and for general corporate purposes. Interest accrues at the rate of 5.0% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, which payments commenced on April 15, 2022.
The 5.0% Indenture contains covenants that limit, among other things, the Company’s ability to: (i) incur or guarantee additional indebtedness; (ii) create liens securing indebtedness; (iii) pay dividends on or redeem or repurchase stock or subordinated debt; (iv) make specified types of investments and acquisitions; (v) enter into or permit to exist contractual limits on the ability of the Company’s subsidiaries to pay dividends to Civitas Resources; (vi) enter into transactions with affiliates; and (vii) sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 5.0% Indenture as of March 31, 2022, and through the filing of this report. In addition, certain of these covenants will be terminated before the 5.0% Senior Notes mature if at any time no default or event of default exists under the 5.0% Indenture and the 5.0% Senior Notes receive an investment-grade rating from at least two ratings agencies. The 5.0% Indenture also contains customary events of default.

At any time prior to October 15, 2023, the Company may redeem the 5.0% Senior Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any. On or after October 15, 2023, the Company may redeem all or part of the 5.0% Senior Notes at redemption prices (expressed as percentages of the principal amount redeemed) equal to (i) 102.5% for the twelve-month period beginning on October 15, 2023; (ii) 101.25% for the twelve-month period beginning on October 15, 2024; and (iii) 100.0% for the twelve-month period beginning October 15, 2025 and at any time thereafter, plus accrued and unpaid interest, if any.
The Company may redeem up to 35% of the aggregate principal amount of the 5.0% Senior Notes at any time prior to October 15, 2023 with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 105.0% of the principal amount of the 5.0% Senior Notes redeemed, plus accrued and unpaid interest, if any, provided, however, that (i) at least 65.0% of the aggregate principal amount of the 5.0% Senior Notes originally issued on the issue date (but excluding 5.0% Senior Notes held by the Company) remains outstanding immediately after the occurrence of such redemption (unless all such 5.0% Senior Notes are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days after the date of the closing of such equity offering.
The 5.0% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of Civitas' existing subsidiaries.
7.5% Senior Notes
In conjunction with the HighPoint Merger, the Company issued $100.0 million aggregate principal amount of 7.5% Senior Notes due 2026 (the “7.5% Senior Notes”) pursuant to an indenture, dated April 1, 2021 (the “7.5% Indenture”), by and among Civitas Resources, U.S. Bank National Association , as trustee, and the guarantors party thereto. Interest accrues at the rate of 7.5% per annum is payable semiannually in arrears on April 30 and October 31 of each year.
The 7.5% Indenture contains covenants that limit, among other things, the Company’s ability to: (i) incur additional indebtedness and issue preferred stock; (ii) pay dividends or make other distributions in respect of the Company's common stock; (iii) make other restricted payments and investments; (iv) create liens; (v) restrict distributions or other payments from Civitas' restricted subsidiaries; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 7.5% Indenture as of March 31, 2022, and through the filing of this report. In addition, certain of these covenants will be suspended before the 7.5% Senior Notes mature if at any time no default or event of default exists under the 7.5% Indenture and the 7.5% Senior Notes receive an investment grade rating from at least two ratings agencies. The 7.5% Indenture also contains customary events of default.
The 7.5% Senior Notes are redeemable at the Company’s option (an “Optional Redemption”), in whole or in part, prior to April 30, 2022 at a redemption price equal to 107.5% of the aggregate principal to be redeemed, plus unpaid accrued interest, if any, through the Optional Redemption date. On or after April 30, 2022, the Optional Redemption price will be equal to 100.0% of the aggregate principal amount of the 7.5% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, through the Optional Redemption date.
The 7.5% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of Civitas' existing subsidiaries.
On May 1, 2022 (the “Redemption Date”), the Company exercised its Optional Redemption of all of the issued and outstanding 7.5% Senior Notes. The 7.5% Senior Notes were redeemed at 100.0% of their aggregate principal amount, plus accrued and unpaid interest thereon to the Redemption Date.

The 7.5% Senior Notes and 5.0% Senior Notes are recorded net of unamortized deferred financing costs within the Senior notes line item on the accompanying balance sheets. There were no discounts or premiums associated with the either issuance. The tables below present the related carrying values as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Principal Amount	Unamortized Deferred Financing Costs	Net Amount
7.5% Senior Notes	$100,000	$—	$100,000
5.0% Senior Notes	$400,000	$7,877	$392,123

	As of December 31, 2021
	Principal Amount	Unamortized Deferred Financing Costs	Net Amount
7.5% Senior Notes	$100,000	$—	$100,000
5.0% Senior Notes	$400,000	$8,290	$391,710
Credit Facility
In December 2018, the Company entered into a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent, and a syndicate of financial institutions (the “Lender Syndicate”), as lenders, that mature on December 7, 2023 (with all subsequent amendments as defined below, the “Credit Facility”).
The Credit Facility contains customary representations and affirmative covenants. The Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, (xx) dividend payment thresholds, and (xi) cash balances. In addition, the Company is subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) a maximum ratio of the Company's consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges and (b) a current ratio, as defined in the agreement, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2022, and through the filing of this report.
Under the terms of the Credit Facility, as amended in June 2020 (the “First Amendment”), borrowings bore interest at a per annum rate equal to, at the option of the Company, either (i) a LIBOR, subject to a 0% LIBOR floor plus a margin of 2.00% to 3.00%, based on the utilization of the Credit Facility (the “Eurodollar Rate”) or (ii) a fluctuating interest rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan as its prime rate, (b) the rate of interest published by the Federal Reserve Bank of New York as the federal funds effective rate, (c) the rate of interest published by the Federal Reserve Bank of New York as the overnight bank funding rate, or (d) a LIBOR offered rate for a one-month interest period, subject to a 0% LIBOR floor plus a margin of 1.00% to 2.00%, based on the utilization of the Credit Facility (the “Reference Rate”). Interest on borrowings that bear interest at the Eurodollar Rate shall be payable on the last day of the applicable interest period selected by the Company, which shall be one, two, three, or six months, and interest on borrowings that bear interest at the Reference Rate shall be payable quarterly in arrears.
On April 1, 2021, in conjunction with the HighPoint Merger, the Company entered into the Second Amendment to the Credit Facility (the “Second Amendment”) to, among other things: (i) increase the aggregate maximum commitment amount from $750.0 million to $1.0 billion; (ii) increase the available borrowing base from $260.0 million to $500.0 million; (iii) increase the Eurodollar Rate margin to 3.00% to 4.00%; (iv) increase the Reference Rate margin to 2.00% to 3.00%; (v) increase (A) the LIBOR floor from 0% to .50% and (B) the alternate base rate floor from 0% to 1.50%; (vi) decrease for any fiscal quarter ending on or after April 1, 2021, the maximum permitted net leverage ratio from 3.50 to 3.0; and (viii) amend certain other covenants and provisions.

On November 1, 2021, the Company, JPMorgan, and the Lender Syndicate entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), having an aggregate maximum commitment amount of $2.0 billion. The Amended and Restated Credit Agreement, among other things: (i) increased the aggregate elected commitments to from $400.0 million to $800.0 million, (ii) increased the available borrowing base from $500.0 million to $1.0 billion, (iii) extended the maturity date of the Amended and Restated Credit Agreement to November 1, 2025 and (iv) amended the borrowing base adjustment provisions such that, between borrowing base determinations, downward adjustments related to the incurrence of certain permitted indebtedness will only occur if either (A) such indebtedness exceeds $500.0 million and the Company’s pro-forma leverage ratio is less than or equal to 1.50 to 1, or (B) the Company's pro-forma leverage ratio is greater than 1.50 to 1.
Under the Amended and Restated Credit Agreement, the Credit Facility is guaranteed by all restricted domestic subsidiaries of the Company, and is secured by first priority security interests on substantially all assets, including a mortgage on at least 90% of the total value of the proved oil and natural gas properties evaluated in the most recently delivered reserve reports prior to the amendment effective date, including any engineering reports relating to the oil and natural gas properties of the Extraction Surviving Corporation, the Crestone Surviving Entity, their respective subsidiaries, of each of the Company, all restricted domestic subsidiaries of the Company, the Extraction Surviving Corporation and the Crestone Surviving Entity, in each case, subject to customary exceptions.
On December 21, 2021, the Company, JPMorgan, and the Lender Syndicate, entered into a First Amendment to Amended and Restated Credit Agreement. Pursuant to the First Amendment to Amended and Restated Credit Agreement, the parties agreed that the minimum hedging covenant with respect to projected oil and gas production will not apply if the Company’s leverage ratio is less than 1.00 to 1 as of the applicable quarterly test date, until the next such test date.
On April 20, 2022, the Company, JPMorgan, and the Lender Syndicate, entered into a Second Amendment to the Amended and Restated Credit Agreement. Pursuant to the Second Amendment to the Amended and Restated Credit Agreement, and as part of the regularly scheduled, semi-annual borrowing base redetermination, the Company's borrowing base was increased from $1.0 billion to $1.7 billion, and the aggregate elected commitment amount was increased from $800.0 million to 1.0 billion. The borrowing base increase was primarily driven by the increased value of the Company’s estimated proved reserves at December 31, 2021. The next scheduled borrowing base redetermination date is set to occur in October 2022.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in thousands):

	May 4, 2022	March 31, 2022	December 31, 2021
Revolving credit facility	$—	$—	$—
Letters of credit	12,393	12,393	21,656
Available borrowing capacity	987,607	787,607	778,344
Total aggregate elected commitments	$1,000,000	$800,000	$800,000
In connection with the Second Amendment and the Amended and Restated Credit Agreement, the Company capitalized a total of approximately $3.9 million and $6.8 million, respectively, in deferred financing costs. Of the total post-amortization net capitalized amounts, (i) $6.9 million and $7.5 million are presented within the other noncurrent assets line item on the accompanying balance sheets as of March 31, 2022 and December 31, 2021, respectively, and (ii) $2.7 million is presented within the prepaid expenses and other line item on the accompanying balance sheets at both March 31, 2022 and December 31, 2021.
Interest Expense
For the three months ended March 31, 2022 and 2021, the Company incurred interest expense of $9.1 million and $0.4 million, respectively. No interest was capitalized during the three months ended March 31, 2022 and 2021.

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
Boulder County. As of the date of this filing, there is ongoing litigation between Boulder County and Extraction which has been previously disclosed as having the potential to prevent oil and gas operations for the development minerals contained within Boulder County, Colorado. As noted below, this matter remains pending, but the substantive issues have been fully addressed by the appellate court in the Company’s favor and the Company is awaiting a dismissal from the trial court.
Boulder County initiated suit in District Court for Boulder County, Colorado in case no. 2018CV030925. The action was primarily a contract case, where the relevant contracts are the conservation easement (“CE”) over the Blue Paintbrush location, Extraction’s Surface Use Agreement (“SUA”) for the Blue Paintbrush location, and the leases that Boulder owns within the Blue Paintbrush drilling and spacing unit. Boulder sought invalidation of these leases in the litigation.
Boulder argued that the lease underlying the CE only authorize the extraction of minerals underneath the CE property. Boulder took issue with the planned 32 wells for the location and argued that only the number of wells necessary to extract the minerals underlying the CE property should be allowed. Boulder also argued that Extraction induced a breach of the CE by contracting with the CE property owner for the SUA. Boulder argued that the terms of the SUA violate the CE because the SUA allows for development in excess of that allowed under the underlying lease. Boulder’s argument was based on its assertion that the lease underlying the CE property only allows for the extraction of minerals underneath the CE property.
Boulder’s remaining claims asserted that Extraction breached the terms of leases Boulder owns in the drilling and spacing unit by establishing the Blue Paintbrush drilling and spacing unit. Specifically, Boulder’s leases within the Blue Paintbrush drilling and spacing unit have a clause that states that a unit must be the “minimum size tract on which a well may be drilled under the laws, rules, or regulations in force at the time of such pooling or unitization.” Boulder argued that no drilling and spacing unit including acreage covered by these leases can be greater than 80 acres because Colorado Oil and Gas Conservation Commission ("COGCC") Order 407 established 80-acre drilling and spacing units for the Codell and COGCC Order 407-87 established 80-acre drilling and spacing unit for the Niobrara.
On September 25, 2018, Extraction prevailed before the district court on all issues. The district court’s order was appealed, was fully briefed on appeal, and was argued before the Colorado Court of Appeals on December 14, 2021 - Board of County Commissioners of Boulder County v. 8 North and Extraction Oil & Gas, Case No. 2019CA001896 (Colorado Court of Appeals). On March 3, 2022, the Colorado Court of Appeals issued a unanimous opinion rejecting Boulder County's claims. Under the Colorado Rules of Appellate Procedure, Boulder County had forty-two days to petition the Colorado Supreme Court for certiorari. This date passed, and on April 25, 2022, the Court of Appeals issued a mandate affirming the judgment of the District Court of Boulder County. There are no outstanding issues for consideration by the trial court, and the Company is authorized to rely upon the Colorado Court of Appeals mandate.

Enforcement. Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company believes could exceed $0.3 million. The Company has received Notices of Alleged Violations (“NOAV”) from the COGCC alleging violations of various Colorado statutes and COGCC regulations governing oil and gas operations. The Company has further received notices from the Colorado Air Pollution Control Division. The Company continues to engage in discussions regarding resolution of the alleged violations. As of March 31, 2022 and December 31, 2021, the Company has accrued approximately $1.0 million associated with the NOAVs and Colorado Air Pollution Control Division notices, as they are probable and reasonably estimable.
Commitments
Firm Transportation Agreements. The Company is party to one firm pipeline transportation contract to provide a guaranteed outlet for production on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges on 8,500 gross barrels per day through April 2022 and 12,500 barrels per day thereafter through April 2025, regardless of the amount of pipeline capacity utilized by the Company. The aggregate financial commitment fee over the remaining term was $44.7 million as of March 31, 2022. The Company expects to utilize most, if not all, of the firm capacity on the oil pipeline system.
Minimum Volume Agreement - Oil. The Company is party to a purchase agreement to deliver fixed and determinable quantities of crude oil. This agreement includes defined volume commitments over a term ending in 2023. Under the terms of the agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering minimum gross volume commitments, which are set in six-month periods. The minimum gross volume commitment will increase approximately 3% each year for the remainder of the contract, to a maximum of approximately 16,000 gross barrels per day. The aggregate financial commitment fee over the remaining term is $31.7 million as of March 31, 2022. Upon notifying the purchaser at least twelve months prior to the expiration date of the agreement, the Company may elect to extend the term of the agreement for up to three additional years. Since the commencement of the agreement and through the remainder of its term, the Company has not and does not expect to incur any deficiency payments.
Minimum Volume Agreement - Gas and Other. The Company is party to a long-term gas gathering and processing agreement (the “Gathering Agreement”) with a third-party midstream provider over a term ending in 2029 with an annual minimum volume commitment of 13.0 billion cubic feet of natural gas (“Bcf”). The Gathering Agreement also includes a commitment to sell take-in-kind NGLs from other processing agreements of 7,500 barrels a day through year seven of the Gathering Agreement with the ability to roll forward up to a 10% shortfall in a given month to the subsequent month. The aggregate financial commitment fee over the remaining term is $145.5 million as of March 31, 2022. The Company has not and does not expect to incur any deficiency payments.
Additionally, the Company is also party to a gas gathering and processing agreement with several third-party producers and a third-party midstream provider to deliver to two different plants over terms that end in August 2025 and July 2026. The Company’s share of these commitments requires an incremental 51.5 and 20.6 MMcf per day, respectively, over a baseline volume of 65 MMcf per day for a period of seven years following the in-service dates of the plants. The Company may be required to pay a shortfall fee for any incremental volume deficiencies under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other incremental third-party volumes available to the midstream provider that are in excess of the total commitments. Because of the third-party producer reduction provision, we believe that the aggregate financial commitment fee over the remaining term is zero as of March 31, 2022. The Company has not and does not expect to incur any deficiency payments.
The Company is also party to two additional agreements that require the Company to pay a fee associated with the minimum volumes regardless of the amount delivered. The aggregate financial commitment fee over the remaining term for these contracts was $12.5 million as of March 31, 2022.

The minimum annual payments under the these agreements for the next five years as of March 31, 2022 are presented below (in thousands):

	Firm Transportation	Minimum Volume(1)
Remainder of 2022	$10,616	$42,589
2023	14,600	32,241
2024	14,640	22,298
2025	4,800	20,400
2026	—	19,553
2027 and thereafter	—	52,716
Total	$44,656	$189,797
___________________________
(1)The above calculation is based on the minimum volume commitment schedule (as defined in the relevant agreement) and applicable differential fees.
Other commitments. The Company is party to a drilling commitment agreement with a third-party midstream provider such that the Company is required to drill a total of 106 horizontal wells, whereby a minimum number of wells out of the total must be drilled by a deadline occurring every two years over a period ending December 31, 2026. The drilling commitment agreement provides for, among other things, a number of specifications such as minimum consecutive days of production, well performance, and lateral length. Wells operated by others can satisfy this commitment, subject to limitations. If the Company were to fail to complete the wells by the applicable deadline, it would be in breach of the agreement and the third-party midstream provider could attempt to assert damages against Civitas and its affiliates. As of the date of filing, the Company cannot reasonably estimate how much, if any, damages will be paid.
Refer to Note 13 - Leases for lease commitments.

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
In November 2021, the Company adopted a non-employee director compensation program (the “Director Compensation Program”), which provides that non-employee directors will receive grants of deferred stock units (“DSUs”). In connection with the adoption of the Director Compensation Program, the Company adopted a First Amendment to the 2021 LTIP that, among other things, allows the Company to determine whether dividend rights granted pursuant to the LTIP should be reinvested, paid currently or paid in accordance with the terms of an associated award.
The Company records compensation expense associated with the issuance of awards under the LTIP based on the fair value of the awards as of the date of grant within general and administrative expense. The following table outlines the compensation expense recorded by type of award (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted and deferred stock units	$5,265	$1,321
Performance stock units	2,825	291
Total stock-based compensation	$8,090	$1,612
As of March 31, 2022, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$21,532	2025
Performance stock units	15,685	2024
Total unrecognized stock-based compensation	$37,217
Restricted Stock Units (“RSUs”) and Deferred Stock Units
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

A summary of the status and activity of non-vested RSUs and DSUs for the three months ended March 31, 2022 is presented below:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	815,062	$42.18
Granted	388,937	45.92
Vested	(444,556)	48.25
Forfeited	(9,745)	40.71
Non-vested, end of year	749,698	$40.54
The fair value of the RSUs and DSUs granted under the LTIP during the three months ended March 31, 2022 was $17.9 million.
Performance Stock Units (“PSUs”)
The Company grants PSUs to officers as part of its LTIP. The number of shares of the Company’s common stock issued to settle PSUs ranges from zero to two times the number of PSUs granted and is determined based on performance achievement against certain criteria over a three-year performance period. PSUs generally vest and settle on the third anniversary of the date of the grant.
Performance achievement is determined based on one to two criteria. The first criterion is based on either, or a combination of, the Company’s absolute and relative total shareholder return (“TSR”) over the performance period. Absolute TSR is determined based upon the performance of the Company's common stock over the performance period relative to the price of the Company's common stock at the grant date. For awards with a relative TSR component, the Company's absolute TSR is compared with the absolute TSRs of a group of peer companies over the performance period. The absolute TSR for the Company and each of the peer companies is determined by dividing (A) (i) the volume-weighted average share price for the last 30 trading days of the performance period, minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, plus (iii) dividends paid by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The second criterion, if applicable, is based on the Company's annual return on average capital employed (“ROCE”) for each year during the three-year performance period.
The total number of PSUs granted under the LTIP was split as follows for the relevant grant years:

	2022	2021	2020
TSR	100%	100%	67%
ROCE	—%	—%	33%
As the 2020 PSUs depend on a performance-based settlement criterion, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company’s expected ROCE performance.
Of the grant-date fair value, the portion of the PSUs tied to TSR performance required a stochastic process method using a Brownian Motion simulation. A stochastic process is a mathematically defined equation that can create a series of outcomes over time. These outcomes are not deterministic in nature, which means that by iterating the equations multiple times, different results will be obtained for those iterations. In the case of the PSUs tied to TSR performance, the Company could not predict with certainty the path its stock price or the stock prices of its peers would take over the performance period. By using a stochastic simulation, the Company created multiple prospective stock pathways, statistically analyzed these simulations, and ultimately made inferences regarding the most likely path the stock price would take. As such, because future stock prices are stochastic, or probabilistic with some direction in nature, the stochastic method, specifically the Brownian Motion Model, was deemed an appropriate method by which to determine the fair value of the portion of the PSUs tied to TSR performance. Significant assumptions used in this simulation include the Company’s expected volatility, risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the performance period, as well as the volatilities for each of the Company’s peers.

A summary of the status and activity of non-vested PSUs for the three months ended March 31, 2022 is presented below:

	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	319,367	$57.58
Granted	129,676	56.43
Vested	(91,523)	32.49
Expired	(41,955)	22.77
Non-vested, end of year	315,565	$69.01
___________________________
(1)The number of awards assumes that the associated performance condition is met at the target amount (multiplier of one). The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.
The fair value of the PSUs granted under the LTIP during the three months ended March 31, 2022 was $7.3 million.
The PSUs tied to TSR performance granted in 2019 vested as of December 31, 2021 and were released during the three months ended March 31, 2022 with a 200% distribution of shares to the recipients. The PSUs tied to ROCE performance granted in 2019 expired, with zero distribution of shares to the recipients.
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
A summary of the status and activity of non-vested stock options for the three months ended March 31, 2022 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	25,549	$34.36
Exercised	(5,294)	34.36
Forfeited	(111)	34.36
Outstanding, end of year	20,144	$34.36	5.1	$511
Options outstanding and exercisable	20,144	$34.36	5.1	$511
The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 was $0.1 million.

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
Derivatives
The Company uses Level 2 inputs to measure the fair value of oil, gas, and NGL commodity price derivatives. The fair value of the Company's commodity price derivatives is estimated using industry-standard models that contemplate various inputs including, but not limited to, the contractual price of the underlying position, current market prices, forward commodity price curves, volatility factors, time value of money, and the credit risk of both the Company and its counterparties. We validate our fair value estimate by corroborating the original source of inputs, monitoring changes in valuation methods and assumptions, and reviewing counterparty mark-to-market statements and other supporting documentation. Refer to Note 9 - Derivatives for more information regarding the Company’s derivative instruments.
The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and their classification within the fair value hierarchy (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3
Derivative assets	$—	$—	$—
Derivative liabilities	$—	$430,805	$—

	As of December 31, 2021
	Level 1	Level 2	Level 3
Derivative assets	$—	$3,393	$—
Derivative liabilities	$—	$239,763	$—
Long-Term Debt
The 7.5% Senior Notes and 5.0% Senior Notes are recorded at cost, net of any unamortized deferred financing costs. As of March 31, 2022, the fair values for the 7.5% Senior Notes and 5.0% Senior Notes were $100.3 million and $396.4 million, respectively. These fair values are based on quoted market prices, and as such, are designated as Level 1 within the fair value hierarchy. The recorded value of the Credit Facility approximates its fair value as it bears interest at a floating rate that approximates a current market rate. Please refer to Note 5 - Long-Term Debt for additional information.

Warrants
As discussed in Note 2 - Acquisitions and Divestitures, the Company issued warrants in connection with the Extraction Merger. The warrants issued are indexed to the Company’s common stock and are required to be net share settled via a cashless exercise. The Company evaluated the warrants under authoritative accounting guidance and determined that they should be classified as equity instruments. The Company's share price traded below the exercise price of the replacement warrants and therefore were not exercisable during the three months ended March 31, 2022.
The fair value of the warrants on the issuance date was determined using Level 3 inputs including, but not limited to, volatility, risk-free rate, and dividend yield under the Cox-Ross-Rubinstein binomial option pricing model. The warrants were included as a component of merger consideration and are recorded within additional paid-in capital on the accompanying balance sheets at a fair value of $77.5 million, with no recurring fair value measurement required. There have been no changes to the initial carrying amount of the warrants since issuance.
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
Whenever events or circumstances indicate that the carrying value of proved properties may not be recoverable, the Company uses Level 3 inputs to measure and record impairment at fair value. There were no proved oil and gas property impairments during the three months ended March 31, 2022 and 2021.
Impairments of Unproved Properties
Unproved properties are routinely evaluated for continued capitalization or impairment. On a quarterly basis, management assesses undeveloped leasehold costs for impairment by considering, among other things, remaining lease terms, future drilling plans and capital availability to execute such plans, commodity price outlooks, recent operational results, reservoir performance and geology, and estimated acreage value based on prices received for similar, recent acreage transactions by the Company or other market participants. During the three months ended March 31, 2022 and 2021, the Company incurred abandonment and impairment of unproved properties expense of $18.0 million and zero, respectively.
NOTE 9 - DERIVATIVES
The Company periodically enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices for its expected future oil, natural gas, and NGL production and the associated impact on cash flows. The Company's commodity derivative contracts consist of swap and collar arrangements as well as roll differential swaps. As of March 31, 2022, all derivative counterparties were members of the Credit Facility lender group and all commodity derivative contracts are entered into for other-than-trading purposes. The Company does not designate its commodity derivative contracts as hedging instruments.
In a typical swap arrangement, if the agreed upon published third-party index price (“index price”) is lower than the fixed contract price at the time of settlement, the Company receives the difference between the index price and the fixed contract price. If the index price is higher than the fixed contact price at the time of settlement, the Company pays the difference between the index price and the fixed contract price.
A typical collar arrangement effectively establishes a floor and ceiling price on contracted volumes through the use of a short call and a long put (“two-way collar”). When the index price is above the ceiling price at the time of settlement, the Company pays the difference between the index price and the ceiling price. When the index price is below the floor price at the time of settlement, the Company receives the difference between the index price and floor price. When the index price is between the floor price and ceiling price, no payment or receipt occurs. A minority of our collar arrangements combine a two-way collar with a short put that holds an exercise price below the floor price (“three-way collar”). In these arrangements, when the index price is below the floor price at the time of settlement, the Company receives the difference between the index price and the floor price, capped at the difference between the floor price and the exercise price of the short put.
The Company has also entered into crude oil swap contracts to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (“Roll Differential”) in which the Company pays the periodic variable Roll Differential and receives a weighted-average fixed price differential. The weighted-average differential represents the amount of reduction to NYMEX WTI prices for the notional volumes covered by the swap contracts.
As of March 31, 2022, the Company had entered into the following commodity price derivative contracts:

	Contract Period
	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 - Q4 2023	2024
Oil Derivatives (volumes in Bbls/day and prices in $/Bbls)
Swaps
NYMEX WTI Volumes	11,300	10,507	9,538	457	392	479
Weighted-Average Contract Price	$49.56	$47.00	$46.84	$45.42	$46.59	$53.96
Two-Way Collars
NYMEX WTI Volumes	9,775	8,296	7,393	1,054	—	—
Weighted-Average Ceiling Price	$65.66	$68.43	$69.63	$72.70	$—	$—
Weighted-Average Floor Price	$38.75	$40.66	$40.97	$40.00	$—	$—
Three-Way Collars
NYMEX WTI Volumes	3,642	2,241	1,738	1,721	1,303	143
Weighted-Average Ceiling Price	$59.54	$58.03	$57.78	$58.75	$57.26	$56.25
Weighted-Average Floor Price	$48.96	$48.59	$48.42	$49.31	$48.32	$45.00
Weighted-Average Sold Put Price	$38.96	$38.59	$38.42	$39.25	$38.01	$35.00
Roll Differential Swaps (1)
NYMEX WTI Volumes	2,000	2,000	2,000	—	—	—
Weighted-Average Contract Price	$0.22	$0.22	$0.22	$—	$—	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	55,618	54,952	54,783	44,641	43,883	22,309
Weighted-Average Contract Price	$2.76	$2.76	$2.76	$2.51	$2.51	$2.57
CIG Volumes	10,000	10,000	10,000	—	—	—
Weighted-Average Contract Price	$2.13	$2.13	$2.13	$—	$—	$—
Two-Way Collars
NYMEX HH Volumes	63,113	81,018	79,148	9,558	1,736	1,033
Weighted-Average Ceiling Price	$3.49	$3.68	$3.69	$3.23	$2.91	$3.05
Weighted-Average Floor Price	$2.50	$2.59	$2.60	$2.03	$2.32	$2.38
CIG Volumes	20,000	—	—	—	—	—
Weighted-Average Ceiling Price	$2.75	$—	$—	$—	$—	$—
Weighted-Average Floor Price	$2.15	$—	$—	$—	$—	$—
Three-Way Collars
NYMEX HH Volumes	148	136	127	899	167	303
Weighted-Average Ceiling Price	$2.74	$2.74	$2.74	$3.19	$3.33	$3.49
Weighted-Average Floor Price	$2.50	$2.50	$2.50	$2.50	$2.50	$2.50
Weighted-Average Sold Put Price	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00
NGL Derivatives (volumes in Bbls/day and prices in $/Bbl)
Swaps
OPIS Basket Volumes	4,000	4,000	4,000	—	—	—
Weighted-Average Contract Price	$20.22	$20.22	$20.22	$—	$—	$—
______________________________
(1) The weighted-average differential represents the amount of reduction to NYMEX WTI prices for the notional volumes covered by the swap contracts.

The Company did not enter into any commodity price derivative contracts subsequent to March 31, 2022 through the filing of this report.
Derivative Assets and Liabilities Fair Value
The Company’s commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Derivative Assets:
Commodity contracts - current	$—	$3,393
Commodity contracts - noncurrent	—	—
Total derivative assets	—	3,393
Amounts not offset in the accompanying balance sheets	—	(3,393)
Total derivative assets, net	$—	$—

Derivative Liabilities:
Commodity contracts - current	$(384,694)	$(219,804)
Commodity contracts - long-term	(46,111)	(19,959)
Total derivative liabilities	(430,805)	(239,763)
Amounts not offset in the accompanying balance sheets	—	3,393
Total derivative liabilities, net	$(430,805)	$(236,370)
The following table summarizes the components of the derivative loss presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended March 31,
	2022	2021
Derivative cash settlement loss:
Oil contracts	$(125,162)	$(2,822)
Gas contracts	(28,784)	(969)
NGL contracts	(12,632)	—
Total derivative cash settlement loss	(166,578)	(3,791)
Change in fair value loss	(128,915)	(19,628)
Total derivative loss	$(295,493)	$(23,419)

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

A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Balance as of December 31, 2021	$225,315
Additional liabilities incurred	1,748
Accretion expense	4,019
Liabilities settled	(5,131)
Balance as of March 31, 2022	$225,951
Current portion	24,000
Long-term portion	$201,951
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
The following table sets forth the calculations of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$91,639	$(119)

Basic net income (loss) per common share	$1.08	$(0.01)
Diluted net income (loss) per common share	$1.07	$(0.01)

Weighted-average shares outstanding - basic	84,840	20,839
Add: dilutive effect of contingent stock awards	486	—
Weighted-average shares outstanding - diluted	85,326	20,839
There were 18,436 and 807,782 shares that were anti-dilutive for the three months ended March 31, 2022 and 2021, respectively.
The exercise price of the Company's warrants was in excess of the Company's stock price during the three months ended March 31, 2022; therefore, they were excluded from the earnings per share calculation.

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
The following table outlines the Federal net operating loss (“NOL”) carryforwards acquired and deferred tax assets and liabilities recorded as a result of the mergers that closed in 2021 (in millions):

	HighPoint Merger	Extraction Merger	Crestone Peak Merger
Federal NOL carryforwards	$219.0	$479.9	$555.7

Deferred tax asset (liability)	$110.5	$49.2	$(125.1)
Valuation allowance	(48.1)	—	—
Net	$62.4	$49.2	$(125.1)
The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available (both positive and negative) evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of the HighPoint Merger, the Company recorded a valuation allowance of $48.1 million during 2021 against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Code. The net deferred tax liability as of March 31, 2022 was $5.8 million, and the net deferred tax asset as of December 31, 2021 was $22.3 million. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, equity-based compensation, and other permanent differences including bargain purchase gain. During the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $23.4 million and income tax benefit of less than $0.1 million, respectively.
The Company had no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company's management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2022.

NOTE 13 - LEASES
The Company’s right-of-use assets and lease liabilities are recognized on the accompanying balance sheets based on the present value of the expected lease payments over the lease term. The following table summarizes the asset classes of the Company's operating leases (in thousands):

	March 31, 2022	December 31, 2021
Operating Leases
Field equipment(1)	$26,470	$29,312
Corporate leases	8,666	9,484
Vehicles	918	1,089
Total right-of-use asset	$36,054	$39,885

Field equipment(1)	$26,470	$29,312
Corporate leases	9,120	9,870
Vehicles	918	1,089
Total lease liability	$36,508	$40,271
____________________________
(1) Includes compressors, certain natural gas processing equipment, and other field equipment.

The Company incurred gross short-term lease costs of $9.0 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively. A portion of these costs may have been or will be billed to other working interest owners, and the Company's net share of these costs, once paid, are capitalized to property and equipment or recognized as expense.
Future commitments by year for the Company's leases with a lease term of one year or more as of March 31, 2022 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the accompanying balance sheets as follows (in thousands):

Operating Leases
Remainder of 2022	$15,271
2023	13,389
2024	5,333
2025	1,695
2026	1,195
Thereafter	1,586
Total lease payments	38,469
Less: imputed interest	(1,961)
Total lease liability	$36,508

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2021 Form 10-K, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Executive Summary
We are an independent Denver-based exploration and production company focused on the acquisition, development, and production of oil and associated liquids-rich natural gas in the Rocky Mountain region, primarily in the Wattenberg Field of the Denver-Julesburg (“DJ”) Basin of Colorado. We believe our acreage in the DJ Basin has been significantly delineated by our own drilling success and by the success of offset operators, providing confidence that our inventory is repeatable and will continue to generate economic returns. The majority of our revenues are generated through the sale of oil, natural gas, and natural gas liquids production.
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
Financial and Operating Results
Our financial and operational results include:
•Crude oil equivalent sales volumes increased 663% for the three months ended March 31, 2022 when compared to the same period during 2021 primarily due to the HighPoint, Extraction, and Crestone Peak mergers as well as the Bison Acquisition;
•General and administrative expense per Boe decreased by 49% for the three months ended March 31, 2022 when compared to the same period during 2021 due to the synergies achieved through the HighPoint, Extraction, and Crestone Peak mergers;
•Lease operating expense per Boe decreased by 17% for the three months ended March 31, 2022 when compared to the same period during 2021;
•Total liquidity was $0.9 billion at March 31, 2022, consisting of cash on hand plus funds available under our Credit Facility, after giving effect to an aggregate of $12.4 million of undrawn letters of credit. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash dividends of $103.6 million, or $1.2125 per share, declared and paid during the three months ended March 31, 2022;
•Cash flows provided by operating activities for the three months ended March 31, 2022 were $532.5 million, as compared to $43.0 million during the three months ended March 31, 2021. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Capital expenditures, inclusive of accruals, were $234.5 million during the three months ended March 31, 2022.
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
As a result of the Crestone Peak Merger, the Company acquired a gas gathering system that serves the Company's southern acreage position and an oil gathering system that serves a portion of the Company's western acreage. The gas gathering system ensures reliable, low-pressure service at the wellhead. The capacity of this system is in the process of being expanded with the addition of another compressor station. The oil gathering system gathers, treats, and stores oil and water from multiple nearby producing pads and subsequently delivers each to downstream outlets. The Company is in the process of adding an oil gathering system in the southern acreage position and has also acquired an oil terminal that collects and stores product for subsequent delivery to downstream outlets.
The net book value of the Company's midstream assets was $286.0 million as of March 31, 2022.
Current Events and Outlook
Oil and natural gas prices continue to be impacted by the efforts to contain COVID-19, the pace of economic recovery, and changes to OPEC+ production levels. There is increased economic optimism as governments worldwide continue to distribute the COVID-19 vaccines. However, although vaccination campaigns are underway, several regions continue to deal with a rising number of COVID-19 cases. In addition, Russia’s invasion of Ukraine has led to regional instability, Although Russian export volumes of oil and gas have been only modestly impacted so far, uncertainty regarding potential future impacts of sanctions and buyer aversion to Russian hydrocarbons presents significant risk to future supply and demand balances. The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil, natural gas, and NGL prices. West Texas Intermediate (“WTI”) oil prices have recovered to pre-pandemic levels, averaging approximately $94 per barrel during the first quarter of 2022. With the current shortage of other sources of energy, and the economic growth associated with what appears to be a global emergence from the pandemic, the demand for and price of oil has increased.
On April 1, 2021, we completed the previously announced acquisition of HighPoint, and on November 1, 2021, we completed the previously announced mergers with Extraction and Crestone Peak. Additionally, on March 1, 2022, we completed the previously announced acquisition of Bison. The Company believes it has successfully integrated the operations, production and accounting databases derived from each of these mergers and acquisitions.
The Company's 2022 drilling and completion capital budget of $825 million to $950 million contemplates running an average of 3.5 operated rigs and 3 operated crews that will drill 190 to 210 and complete 165 to 175 gross operated wells. Additionally, we intend to invest approximately $70 million to $90 million in land, midstream, and other capital activity that will support our acreage positions and overall infrastructure.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$548,966	$49,800	$499,166	1,002%
Natural gas sales(2)	112,430	12,286	100,144	815%
Natural gas liquids sales	155,147	10,963	144,184	1,315%
Product revenue	$816,543	$73,049	$743,494	1,018%

Sales Volumes:
Crude oil (MBbls)	6,123.5	942.7	5,180.8	550%
Natural gas (MMcf)	26,786.4	3,213.9	23,572.5	733%
Natural gas liquids (MBbls)	3,722.7	398.1	3,324.6	835%
Crude oil equivalent (MBoe)(3)	14,310.6	1,876.5	12,434.1	663%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$89.65	$52.83	$36.82	70%
Natural gas (per Mcf)	$4.20	$3.82	$0.38	10%
Natural gas liquids (per Bbl)	$41.68	$27.54	$14.14	51%
Crude oil equivalent (per Boe)(3)	$57.06	$38.93	$18.13	47%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$69.21	$49.83	$19.38	39%
Natural gas (per Mcf)	$3.12	$3.52	$(0.40)	(11)%
Natural gas liquids (per Bbl)	$38.28	$27.54	$10.74	39%
Crude oil equivalent (per Boe)(3)	$45.42	$36.91	$8.51	23%
_____________________________
(1)Crude oil sales excludes $0.5 million and $0.3 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended March 31, 2022 and 2021, respectively.
(2)Natural gas sales excludes $0.7 million and $0.8 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended March 31, 2022 and 2021, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the three months ended March 31, 2022, the derivative cash settlement loss for oil, natural gas, and NGLs was $125.2 million, $28.8 million, $12.6 million, respectively. For the three months ended March 31, 2021, the derivative cash settlement loss for oil and natural gas was $2.8 million and $1.0 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 1,018% to $816.5 million for the three months ended March 31, 2022 compared to $73.0 million for the three months ended March 31, 2021. The increase was largely due to a 663% increase in sales volumes and an $18.13, or 47%, increase in oil equivalent pricing, excluding the impact of derivatives. The increase in sales volumes is due to the HighPoint Merger that closed on April 1, 2021, the Extraction and Crestone Peak mergers that closed on November 1, 2021, and the Bison Acquisition that closed on March 1, 2022. Additionally, we turned 49 gross wells to sales during the three months ended March 31, 2022.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Three Months Ended March 31,
	2022	2021	Change	Percent Change
Operating Expenses:
Lease operating expense	$36,019	$5,731	$30,288	528%
Midstream operating expense	5,712	3,905	1,807	46%
Gathering, transportation, and processing	50,403	4,967	45,436	915%
Severance and ad valorem taxes	63,304	4,604	58,700	1,275%
Exploration	528	96	432	450%
Depreciation, depletion, and amortization	184,860	18,823	166,037	882%
Abandonment and impairment of unproved properties	17,975	—	17,975	100%
Unused commitments	776	—	776	100%
Merger transaction costs	20,534	3,295	17,239	523%
General and administrative expense	35,720	9,251	26,469	286%
Operating expenses	$415,831	$50,672	$365,159	721%

Selected Costs ($ per Boe):
Lease operating expense	$2.52	$3.05	$(0.53)	(17)%
Midstream operating expense	0.40	2.08	(1.68)	(81)%
Gathering, transportation, and processing	3.52	2.65	0.87	33%
Severance and ad valorem taxes	4.42	2.45	1.97	80%
Exploration	0.04	0.05	(0.01)	(20)%
Depreciation, depletion, and amortization	12.92	10.03	2.89	29%
Abandonment and impairment of unproved properties	1.26	—	1.26	100%
Unused commitments	0.05	—	0.05	100%
Merger transaction costs	1.43	1.76	(0.33)	(19)%
General and administrative expense	2.50	4.93	(2.43)	(49)%
Operating expenses	$29.06	$27.00	$2.06	8%
Lease operating expense.  Our lease operating expense increased $30.3 million, or 528%, to $36.0 million for the three months ended March 31, 2022 from $5.7 million for the three months ended March 31, 2021, and decreased 17% on an equivalent basis per Boe. Lease operating expense on an aggregate basis increased as a result of the HighPoint, Extraction, and Crestone Peak mergers as well as the Bison Acquisition. Lease operating expense per Boe decreased as a result of the synergies achieved through the aforementioned mergers.
Midstream operating expense. Our midstream operating expense increased $1.8 million, or 46%, to $5.7 million for the three months ended March 31, 2022 from $3.9 million for the three months ended March 31, 2021, and decreased 81% on an equivalent basis per Boe. The aggregate increase is due to the acquisition of certain midstream assets through the Crestone Peak Merger. Conversely, while certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed and thereby result in a decrease in midstream operating expense per Boe period over period.
Gathering, transportation, and processing. Gathering, transportation, and processing expense increased $45.4 million, or 915%, to $50.4 million for the three months ended March 31, 2022 from $5.0 million for the three months ended March 31, 2021, and increased 33% on an equivalent basis per Boe. Natural gas and NGL sales volumes have a direct correlation to gathering, transportation, and processing expense. Natural gas and NGL sales volumes increased 777% during the comparable periods. Additionally, our value-based percentage of proceeds sales contract, which tracks solely with natural gas and NGL pricing, is now our largest sales contract as a result of the mergers completed in 2021.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $58.7 million, or 1,275%, to $63.3 million for the three months ended March 31, 2022 from $4.6 million for the three months ended March 31, 2021, and increased 80% on an equivalent basis per Boe. Severance and ad valorem taxes primarily correlate to revenues, which increased by 1,018% for the three months ended March 31, 2022 when compared to the same period in 2021.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $166.0 million, or 882%, to $184.9 million for the three months ended March 31, 2022 from $18.8 million for the three months ended March 31, 2021, and increased 29% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense is the result of (i) a $4.9 billion increase in the depletable property base primarily due to the HighPoint, Extraction, and Crestone Peak mergers as well as the Bison Acquisition and (ii) a 663% increase in production between the comparable periods.
Abandonment and impairment of unproved properties. During the three months ended March 31, 2022 and 2021, we incurred $18.0 million and zero, respectively, in abandonment and impairment of unproved properties due the Company's assessment of its locations and replacement of non-core legacy locations with newly acquired locations.
Unused commitments. During the three months ended March 31, 2022 and 2021, we incurred $0.8 million and zero, respectively, in unused commitments primarily due to certain deficiency payments incurred under a minimum volume water commitment.
Merger transaction costs. During the three months ended March 31, 2022 and 2021, we incurred $20.5 million and $3.3 million, respectively, in legal, advisor, and other costs associated with the HighPoint, Extraction, and Crestone Peak mergers as well as the Bison Acquisition. Merger transaction costs include $7.6 million and zero of severance payments for the three months ended March 31, 2022 and 2021, respectively.
General and administrative expense. Our general and administrative expense increased $26.5 million, or 286%, to $35.7 million for the three months ended March 31, 2022 from $9.3 million for the three months ended March 31, 2021, and decreased 49% on an equivalent basis per Boe. The primary drivers of the aggregate increase relate to an increase in salaries, benefits, and stock compensation expense due to the aforementioned mergers. General and administrative expense per Boe decreased due to oil equivalent sales volumes being 663% higher during the three months ended March 31, 2022 as compared to the same period in 2021.
Derivative loss.  Our derivative loss for the three months ended March 31, 2022 was $295.5 million as compared to a loss of $23.4 million for the three months ended March 31, 2021. Our derivative loss is due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended March 31, 2022 and 2021 was $9.1 million and $0.4 million, respectively. No interest was capitalized during the three months ended March 31, 2022 and 2021. Average debt outstanding for the three months ended March 31, 2022 and 2021 was $500.0 million and zero, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Senior Notes	$6,875	$—
Commitment fees on available borrowing base under the Credit Facility	982	326
Letter of credit fees under the Credit Facility	131	—
Amortization of deferred financing costs	1,078	93
Total interest expense	$9,066	$419

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
As of March 31, 2022, our liquidity was $0.9 billion, consisting of cash on hand of $154.3 million and $0.8 billion of available borrowing capacity on our Credit Facility, after giving effect to an aggregate of $12.4 million of undrawn letters of credit. Please refer to Note 5 - Long-Term Debt under Part I, Item 1 of this report for additional discussion.
Our weighted-average interest rate on borrowings from the Credit Facility was not applicable for the three months ended March 31, 2022 as there were no borrowings on our Credit Facility during the period. As of both March 31, 2022 and as of the date of filing, we had zero outstanding on our Credit Facility.
On April 20, 2022, we entered into the Second Amendment to the Amended and Restated Credit Facility to increase our borrowing base from $1.0 billion to $1.7 billion and the aggregate elected commitment amount from $0.8 billion to $1.0 billion. Additionally, on May 1, 2022, we exercised the Optional Redemption on the 7.5% Senior Notes to redeem the full amount outstanding of $100.0 million. Please refer to Note 5 - Long-Term Debt under Part I, Item 1 of this report for additional information.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$532,541	$42,964
Net cash used in investing activities	(516,300)	(28,948)
Net cash used in financing activities	(116,346)	(64)
Cash, cash equivalents, and restricted cash	154,451	38,797
Acquisition of oil and gas properties	(300,087)	(180)
Exploration and development of oil and gas properties	(260,667)	(28,730)
Cash flows provided by operating activities
For the three months ended March 31, 2022 and 2021, the cash receipts and disbursements were attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows provided by (used in) investing activities
Net cash used in investing activities for the three months ended March 31, 2022 was primarily driven by $300.1 million of acquisitions of oil and gas properties, partially offset by cash acquired of $44.3 million. Additionally, we spent $260.7 million and $28.7 million on the exploration and development of oil and gas properties during the three months ended March 31, 2022 and 2021, respectively.
Cash flows used in financing activities
Net cash used in financing activities for the three months ended March 31, 2022 and 2021 was $116.3 million and $0.1 million, respectively. The change was primarily due to dividends paid totaling $103.6 million and the payment of employee tax withholdings in exchange for the return of common stock totaling $12.9 million.

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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of adjusted EBITDAX (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$91,639	$(119)
Exploration	528	96
Depreciation, depletion, and amortization	184,860	18,823
Abandonment and impairment of unproved properties	17,975	—
Stock-based compensation(1)	8,090	1,612
Non-recurring general and administrative expense(1)	2,886	—
Merger transaction costs	20,534	3,295
Unused commitments	776	—
Gain on property transactions, net	(16,797)	—
Interest expense	9,066	419
Derivative loss	295,493	23,419
Derivative cash settlements loss	(166,578)	(3,791)
Income tax (benefit) expense	23,361	(44)
Adjusted EBITDAX	$471,833	$43,710
_______________________________
(1) Included as a portion of general and administrative expense in the accompanying statements of operations.

New Accounting Pronouncements
Please refer to Note 1 - Summary of Significant Accounting Policies, Basis of Presentation under Part I, Item 1 of this report and Note 2 - Basis of Presentation in the 2021 Form 10-K for any recently issued or adopted accounting standards.
Critical Accounting Policies and Estimates
Information regarding our critical accounting policies and estimates is contained in Part II, Item 7 of our 2021 Form 10-K. During the three months ended March 31, 2022, there were no significant changes in the application of critical accounting policies.
Material Commitments
There have been no significant changes from our 2021 Form 10-K in our obligations and commitments, other than what is disclosed within Item1, Note 6 - Commitments and Contingencies and Item 1, Note 13 - Leases of this report.

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
Presently, our derivative contracts have been executed with 10 counterparties, all of which are members of our Credit Facility syndicate. We enter into contracts with counterparties whom we believe are well capitalized. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
Please refer to the Note 9 - Derivatives in Part I, Item 1 of this report for summary derivative activity tables.
Interest Rates
At March 31, 2022 and on the filing date of this report, we had a zero balance on our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an adjusted Base Rate or LIBOR, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of March 31, 2022 and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants.
Counterparty and Customer Credit Risk
In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions. Presently, our derivative contracts have been executed with 10 counterparties, all of which are members of our Credit Facility syndicate. All counterparties on our derivative instruments currently in place have investment grade credit ratings.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies of Part I, Item 1 of this report.

Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended March 31, 2022.

Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2022.

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased(1)	Paid per Share	Plans or Programs	or Programs
January 1, 2022 - January 31, 2022	149,126	$54.92	—	—
February 1, 2022 - February 28, 2022	66,685	$52.07	—	—
March 1, 2022 - March 31, 2022	—	$—	—	—
Total	215,811	$54.56	—	—
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
Dividend Policy. On May 3, 2021, we announced the initiation of an annual cash dividend in the amount of $1.40 per share of our common stock payable quarterly, which began on July 14, 2021. Beginning with the fourth quarter of 2021, the annual cash dividend was increased to $1.85 per share of our common stock, and, in March 2022, the Board approved the initiation of a quarterly variable cash dividend, equal to 50% of free cash flow after the fixed cash dividend for the preceding twelve-month period and pro forma for all acquisition and divestiture activity, assuming pro forma compliance with certain leverage targets. The Company’s inaugural quarterly variable cash dividend has been declared at $0.75 per share and was paid in combination with the fixed cash dividend on March 30, 2022 to shareholders of record on March 18, 2022, resulting a total quarterly dividend of $1.2125 per share. The decision to pay any future dividends is solely within the discretion of, and subject to approval by, the Board. The Board's’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination. Additionally, covenants contained in our Credit Facility and the indentures governing our senior notes restrict the payment of cash dividends on our common stock, as discussed further in Note 5 - Long-Term Debt under Part I, Item 1 of this report.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
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

10.1*
Civitas Resources, Inc. Eighth Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on January 25, 2022).

10.2
Membership Interest Purchase Agreement, dated as of January 31, 2022, by and among Civitas Resources, Inc., Bison Oil & Gas Partners II, LLC, and Bison Oil & Gas II, LLC (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on February 1, 2022).

10.3
First Amendment to Membership Interest Purchase Agreement, dated as of February 27, 2022, by and among Civitas Resources, Inc., Bison Oil & Gas Partners II, LLC, and Bison Oil & Gas II, LLC. (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on March 2, 2022).

10.4	Severance, Release and Consulting Agreement, dated January 31, 2022 (incorporated by reference to Exhibit 10.2 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on February 1, 2022).
10.5†	Form of Performance Stock Unit Agreement (Absolute TSR) under the Civitas Resources, Inc. 2021 Long Term Incentive Plan.
10.6†	Form of Performance Stock Unit Agreement (Relative TSR) under the Civitas Resources, Inc. 2021 Long Term Incentive Plan.
10.7†	Form of Restricted Stock Unit Agreement under the Civitas Resources, Inc. 2021 Long Term Incentive Plan.
10.8
Second Amendment to Amended and Restated Credit Agreement, among Civitas Resources, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on April 21, 2022).

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

CIVITAS RESOURCES, INC.

Date:	May 4, 2022	By:	/s/ Chris Doyle
Chris Doyle
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer (principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Chief Accounting Officer and Treasurer (chief accounting officer)