Form 10-Q
period 2022-06-30
CIVITAS RESOURCES, INC.
filed 2022-08-03
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of August 1, 2022, the registrant had 85,031,963 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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
•the adequacy of our insurance;
•the results, effects, benefits, and synergies of our recent mergers and acquisitions, future opportunities for the combined companies, other plans and expectations with respect to these transactions, and the anticipated impact of these transactions on the combined company’s results of operations, financial position, growth opportunities, and competitive position; and
•other statements concerning our anticipated operations, economic performance, and financial condition.
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
•the ability of our customers to meet their obligations to us;
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
All forward-looking statements speak only as of the filing date of this report. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by subsequent reports we file with the SEC (including this report). These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$439,251	$254,454
Accounts receivable, net:
Oil, natural gas, and NGL sales	432,694	362,262
Joint interest and other	95,253	66,390
Prepaid expenses and other	31,064	21,052
Inventory of oilfield equipment	21,195	12,386
Derivative assets	—	3,393
Total current assets	1,019,457	719,937
Property and equipment (successful efforts method):
Proved properties	6,132,620	5,457,213
Less: accumulated depreciation, depletion, and amortization	(803,774)	(430,201)
Total proved properties, net	5,328,846	5,027,012
Unproved properties	666,821	688,895
Wells in progress	303,071	177,296
Other property and equipment, net of accumulated depreciation of $6,072 in 2022 and $4,742 in 2021	50,243	51,639
Total property and equipment, net	6,348,981	5,944,842
Right-of-use assets	31,487	39,885
Deferred income tax assets	—	22,284
Other noncurrent assets	14,505	14,085
Total assets	$7,414,430	$6,741,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$306,270	$246,188
Production taxes payable	303,182	144,408
Oil and natural gas revenue distribution payable	494,091	466,233
Lease liability	17,452	18,873
Derivative liability	278,600	219,804
Income tax payable	50,385	—
Asset retirement obligations	24,000	24,000
Total current liabilities	1,473,980	1,119,506
Long-term liabilities:
Senior notes	392,508	491,710
Lease liability	14,576	21,398
Ad valorem taxes	186,603	232,147
Derivative liability	43,225	19,959
Deferred income tax liabilities	107,884	—
Asset retirement obligations	203,104	201,315
Total liabilities	2,421,880	2,086,035
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 85,031,963 and 84,572,846 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4,917	4,912
Additional paid-in capital	4,197,790	4,199,108
Retained earnings	789,843	450,978
Total stockholders’ equity	4,992,550	4,654,998
Total liabilities and stockholders’ equity	$7,414,430	$6,741,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating net revenues:
Oil, natural gas, and NGL sales	$1,151,364	$156,035	$1,969,174	$230,194
Operating expenses:
Lease operating expense	41,877	11,358	77,896	17,089
Midstream operating expense	7,469	4,246	13,181	8,151
Gathering, transportation, and processing	79,519	13,721	129,922	18,688
Severance and ad valorem taxes	85,870	9,813	149,174	14,417
Exploration	1,553	3,547	2,081	3,643
Depreciation, depletion, and amortization	204,519	35,006	389,379	53,829
Abandonment and impairment of unproved properties	—	2,215	17,975	2,215
Unused commitments	1,731	4,328	2,507	4,328
Bad debt expense	4	—	4	—
Merger transaction costs	1,418	18,246	21,952	21,541
General and administrative expense (including $6,135, $2,195, $14,225, and $3,807, respectively, of stock-based compensation)	29,666	12,144	65,386	21,395
Total operating expenses	453,626	114,624	869,457	165,296
Other income (expense):
Derivative loss	(72,650)	(73,970)	(368,143)	(97,389)
Interest expense	(8,116)	(3,241)	(17,182)	(3,660)
Gain on property transactions, net	—	—	16,797	—
Other income	4,313	89	5,096	277
Total other expense	(76,453)	(77,122)	(363,432)	(100,772)
Income (loss) from operations before income taxes	621,285	(35,711)	736,285	(35,874)
Income tax benefit (expense)	(152,464)	10,392	(175,825)	10,436
Net income (loss)	$468,821	$(25,319)	$560,460	$(25,438)

Comprehensive income (loss)	$468,821	$(25,319)	$560,460	$(25,438)

Net income (loss) per common share:
Basic	$5.52	$(0.83)	$6.60	$(0.99)
Diluted	$5.48	$(0.83)	$6.56	$(0.99)
Weighted-average common shares outstanding
Basic	84,993	30,655	84,917	25,774
Diluted	85,554	30,655	85,453	25,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2021	84,572,846	$4,912	$4,199,108	$450,978	$4,654,998
Restricted common stock issued	579,229	6	—	—	6
Stock used for tax withholdings	(215,811)	(2)	(12,932)	—	(12,934)
Exercise of stock options	5,294	—	178	—	178
Stock-based compensation	—	—	8,090	—	8,090
Cash dividends, $1.2125 per share	—	—	—	(104,444)	(104,444)
Net income	—	—	—	91,639	91,639
Balances, March 31, 2022	84,941,558	4,916	4,194,444	438,173	4,637,533
Restricted common stock issued	130,309	1	—	—	1
Stock used for tax withholdings	(40,646)	—	(2,813)	—	(2,813)
Exercise of stock options	742	—	24	—	24
Stock-based compensation	—	—	6,135	—	6,135
Cash dividends, $1.3625 per share	—	—	—	(117,151)	(117,151)
Net income	—	—	—	468,821	468,821
Balances, June 30, 2022	85,031,963	$4,917	$4,197,790	$789,843	$4,992,550

Balances, December 31, 2020	20,839,227	$4,282	$707,209	$333,761	$1,045,252
Restricted common stock issued	109	—	—	—	—
Stock used for tax withholdings	(38)	—	—	—	—
Exercise of stock options	429	—	15	—	15
Stock-based compensation	—	—	1,612	—	1,612
Net loss	—	—	—	(119)	(119)
Balances, March 31, 2021	20,839,727	4,282	708,836	333,642	1,046,760
Issuance pursuant to acquisition	9,802,166	98	374,835	—	374,933
Restricted common stock issued	261,539	—	—	—	—
Stock used for tax withholdings	(70,330)	(2)	(2,814)	—	(2,816)
Exercise of stock options	11,523	—	394	—	394
Stock-based compensation	—	—	2,195	—	2,195
Dividends declared, $0.3500 per share	—	—	—	(11,033)	(11,033)
Net loss	—	—	—	(25,319)	(25,319)
Balances, June 30, 2021	30,844,625	$4,378	$1,083,446	$297,290	$1,385,114
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$560,460	$(25,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	389,379	53,829
Deferred income tax expense (benefit)	125,440	(10,228)
Abandonment and impairment of unproved properties	17,975	2,215
Stock-based compensation	14,225	3,807
Amortization of deferred financing costs	2,180	526
Derivative loss	368,143	97,389
Derivative cash settlements loss	(348,209)	(23,990)
Gain on property transactions, net	(16,797)	—
Other	155	(35)
Changes in current assets and liabilities:
Accounts receivable, net	(32,776)	(14,686)
Prepaid expenses and other assets	(6,579)	2,500
Accounts payable and accrued liabilities	192,839	(3,428)
Settlement of asset retirement obligations	(11,667)	(2,902)
Net cash provided by operating activities	1,254,768	79,559
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(303,602)	(549)
Cash acquired	44,310	49,827
Exploration and development of oil and natural gas properties	(467,186)	(57,269)
Purchases of carbon offsets	(7,196)	—
Proceeds from (additions to) other property and equipment	66	(38)
Other	117	—
Net cash used in investing activities	(733,491)	(8,029)
Cash flows from financing activities:
Proceeds from credit facility	100,000	155,000
Payments to credit facility	(100,000)	(210,000)
Redemption of senior notes	(100,000)	—
Proceeds from exercise of stock options	202	409
Dividends paid	(219,768)	(10,789)
Payment of employee tax withholdings in exchange for the return of common stock	(15,740)	(2,816)
Deferred financing costs	(1,174)	(3,653)
Other	—	(21)
Net cash used in financing activities	(336,480)	(71,870)
Net change in cash, cash equivalents, and restricted cash	184,797	(340)
Cash, cash equivalents, and restricted cash:
Beginning of period	254,556	24,845
End of period(1)	$439,353	$24,505
Supplemental cash flow disclosure:
Cash paid for interest	$(15,821)	$(87)
Cash paid for income taxes	$(6,300)	$—
Changes in working capital related to drilling expenditures	$(2,666)	$(16,285)
(1) Includes $0.1 million of restricted cash and consists of funds for road maintenance and repairs that is presented in other noncurrent assets within the accompanying unaudited condensed consolidated balance sheets (“balance sheets”) as of June 30, 2022 and 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Operations
When we use the terms “Civitas,” the “Company,” “we,” “us,” or “our,” we are referring to Civitas Resources, Inc. and its consolidated subsidiaries unless the context otherwise requires. Effective November 1, 2021, Bonanza Creek Energy, Inc. changed its name to Civitas Resources, Inc. Civitas is an independent Denver-based exploration and production company focused on the acquisition, development, and production of oil and associated liquids-rich natural gas in the Rocky Mountain region, primarily in the Wattenberg Field of the Denver-Julesburg Basin (“DJ Basin”).
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
The December 31, 2021 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the audited consolidated financial statements and related notes included in our 2021 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2022, through the filing date of this report. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year or any other future period.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 - Summary of Significant Accounting Policies in the 2021 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report.
Recently Issued and Adopted Accounting Standards
In March 2020, the FASB issued Update No. 2020-04, Reference Rate Reform (Topic 848), which provides temporary optional guidance to companies impacted by the transition away from the LIBOR. The amendment provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. Further, in January 2021, the FASB issued Update No. 2021-01, Reference Rate Reform (Topic 848), which clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. These amendments are effective upon issuance and expire on December 31, 2022. We do not anticipate a material impact on the Company’s consolidated financial statements or related disclosures.
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of June 30, 2022, and through the filing date of this report.

NOTE 2 - ACQUISITIONS AND DIVESTITURES
All mergers and acquisitions disclosed were accounted for under the acquisition method of accounting for business combinations. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The fair value measurements of assets acquired and liabilities assumed were based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of proved oil properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, and a market-based weighted-average cost of capital. These inputs required significant judgments and estimates by management at the time of the valuation.
HighPoint Merger
On April 1, 2021, Civitas acquired HighPoint Resources Corporation (“HighPoint”), pursuant to the terms of HighPoint’s prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Prepackaged Plan”), which was confirmed by the U.S. Bankruptcy Court for the District of Delaware (the “HighPoint Merger”). Each eligible share of common stock of HighPoint issued and outstanding was automatically converted into the right to receive 0.11464 shares of common stock of Civitas (“Civitas Common Stock”). As a result, Civitas issued 487,952 shares of Civitas Common Stock to former HighPoint stockholders.
Concurrently with the HighPoint Merger and pursuant to the Prepackaged Plan, in exchange for the aggregate principal amount outstanding of HighPoint Operating Corporation's senior notes, Civitas issued an aggregate of (i) 9,314,214 shares of Civitas Common Stock and (ii) $100.0 million aggregate principal amount of 7.5% Senior Notes due 2026 (“7.5% Senior Notes”). Please refer to Note 5 - Long-Term Debt for further discussion of the 7.5% Senior Notes.
Total merger consideration transferred under the HighPoint Merger was $474.9 million.
Extraction Merger
On November 1, 2021, Civitas completed its merger with Extraction Oil & Gas, Inc. (“Extraction”), pursuant to the terms of the related Agreement and Plan of Merger (the “Extraction Merger Agreement”) (the “Extraction Merger”). Pursuant to the Extraction Merger Agreement, each share of common stock of Extraction (the “Extraction Common Stock”) issued and outstanding was converted into the right to receive 1.1711 shares of Civitas Common Stock for each share of Extraction Common Stock (the “Extraction Exchange Ratio”).
Additionally, each unvested award of restricted stock units issued pursuant to Extraction’s 2021 Long Term Incentive Plan (the “Extraction Equity Plan”) was assumed by Civitas and converted into a number of restricted stock units with respect to shares of Civitas Common Stock (such restricted stock unit, a “Converted RSU”) using the Extraction Exchange Ratio. Each Converted RSU continued to be governed by the same terms and conditions that were applicable immediately prior to the Extraction Merger closing date. In addition, Converted RSUs subject to performance-based vesting conditions held by certain Extraction executives provided certain accelerated vesting clauses in the event that such individual’s employment is terminated on or within twelve months following November 1, 2021.
Further, Civitas executed warrant agreements to replace the warrants previously issued by Extraction consisting of (i) 3.4 million Tranche A warrants to purchase Civitas Common Stock at an exercise price of $91.91 in whole or in part, at any time or from time to time on or before January 20, 2025, issued pursuant to a warrant agreement by and between Civitas and Broadridge Corporate Issuer Solutions, Inc., as warrant agent (“Broadridge”), dated as of November 1, 2021 (the “Tranche A Warrants”), and (ii) 1.7 million Tranche B warrants to purchase Civitas Common Stock at an exercise price of $104.45 in whole or in part, at any time or from time to time on or before (i) January 20, 2026, issued pursuant to a warrant agreement by and between Civitas and Broadridge, as warrant agent, dated as of November 1, 2021 (the “Tranche B Warrants,” and, together with the Tranche A Warrants, the “Warrants”)). A holder of a warrant, in its capacity as such, is not entitled to any rights whatsoever as a stockholder of Civitas, except to the extent expressly provided in the applicable warrant agreement. Please refer to Note 8 - Fair Value Measurements for further discussion.

Total merger consideration transferred under the Extraction Merger was $1.8 billion. The following table presents the preliminary purchase price allocation of the assets acquired and the liabilities assumed in the Extraction Merger:

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
The valuation of proved properties for the Extraction Merger applied a market-based weighted-average cost of capital rate of approximately 10%. The purchase price allocation is preliminary, and Civitas is continuing to assess the fair values of certain of the assets acquired and liabilities assumed in the Extraction Merger as adjustments may be made to these measurements in subsequent periods (up to one year from the acquisition date). In particular, assets and liabilities subject to potential adjustment, in amounts that could be material to the pro forma financial statements, include, but are not limited to, proved properties, unproved properties, and accounts payable and accrued expenses related to our continued assessment over the application of lease contracts and related deductions. We cannot reasonably estimate the impact of such conclusions as there is still a high level of uncertainty regarding the potential outcomes of the assessment.

Crestone Peak Merger
On November 1, 2021, Civitas completed its merger with CPPIB Crestone Peak Resources America Inc. (“Crestone Peak”), pursuant to the terms of the related Agreement and Plan of Merger (the “Crestone Merger Agreement”) (the “Crestone Peak Merger”). Pursuant to the Crestone Merger Agreement, the shares of Crestone Peak common stock were converted into the right to collectively receive 22.5 million shares of Civitas Common Stock, representing total merger consideration of $1.3 billion.
The following table presents the preliminary purchase price allocation of the assets acquired and the liabilities assumed in the Crestone Peak Merger:

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
The valuation of proved properties for the Crestone Peak Merger applied a market-based weighted-average cost of capital rate of approximately 10%. The purchase price allocation is preliminary, and Civitas is continuing to assess the fair values of certain of the assets acquired and liabilities assumed in the Crestone Peak Merger as adjustments may be made to these measurements in subsequent periods (up to one year from the acquisition date). In particular, assets and liabilities subject to potential adjustment, in amounts that could be material to the pro forma financial statements, include, but are not limited to, proved properties, unproved properties, and accounts payable and accrued expenses related to our continued assessment over the application of lease contracts and related deductions. We cannot reasonably estimate the impact of such conclusions as there is still a high level of uncertainty regarding the potential outcomes of the assessment.

Revenue and earnings of the acquiree
The amount of revenue of HighPoint included in our statement of operations during the three and six months ended June 30, 2021 was $74.7 million for both periods as the HighPoint Merger was completed on April 1, 2021. There was no revenue included in our statement of operations during the three and six months ended June 30, 2021 related to the Extraction and Crestone Peak mergers as both mergers were completed after June 30, 2021. We determined that disclosing the amount of HighPoint, Extraction, and Crestone Peak related earnings included in the unaudited condensed consolidated statements of operations and comprehensive income (“statements of operations”) is impracticable, as the operations from these mergers were integrated into the operations of the Company from the dates of each acquisition.
Supplemental pro forma financial information
The following unaudited pro forma financial information (in thousands, except per share amounts) represents a summary of the condensed consolidated results of operations for the three and six months ended June 30, 2021, assuming the HighPoint, Extraction, and Crestone Peak mergers had been completed as of January 1, 2020. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the mergers had been effective as of this date, or of future results, and includes certain non-recurring pro forma adjustments that were directly attributable to the business combinations (in thousands, except per share amounts).

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total revenue	$527,794	$1,093,110
Net income (loss)	(101,825)	756,271
Net income (loss) per common share - basic	$(1.21)	$8.98
Net income (loss) per common share - diluted	$(1.21)	$8.94
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
Merger transaction costs
Merger transaction costs related to the aforementioned mergers and acquisitions are accounted for separately from the assets acquired and liabilities assumed and are included in merger transaction costs in the statements of operations. The Company incurred merger transaction costs of $1.4 million and $18.2 million during the three months ended June 30, 2022 and 2021, respectively, and $22.0 million and $21.5 million during the six months ended June 30, 2022 and 2021, respectively. Merger transaction costs include zero and $1.1 million of severance payments for the three months ended June 30, 2022 and 2021, respectively, and $7.6 million and $1.1 million of severance payments for the six months ended June 30, 2022 and 2021, respectively.
NOTE 3 - REVENUE RECOGNITION
Oil, natural gas, and natural gas liquid (“NGL”) sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating net revenues:
Oil sales	$778,258	$116,091	$1,327,760	$166,155
Natural gas sales	205,840	15,168	319,001	28,300
NGL sales	167,266	24,776	322,413	35,739
Oil, natural gas, and NGL sales	$1,151,364	$156,035	$1,969,174	$230,194

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
The Company records revenue in the month production is delivered and control is transferred to the purchaser. However, settlement statements and payment may not be received for 30 to 60 days after the date production is delivered and control is transferred. Until such time settlement statements and payment are received, the Company records a revenue accrual based on, amongst other factors, an estimate of the volumes delivered at estimated prices as determined by the applicable contractual terms. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the three and six months ended June 30, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant. At June 30, 2022 and December 31, 2021, the Company's receivables from contracts with customers were $432.7 million and $362.3 million, respectively.
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable trade	$12,166	$19,623
Accrued drilling and completion costs	132,096	129,430
Accrued lease operating expense and gathering, transportation, and processing	80,834	19,077
Accrued general and administrative expense	13,973	21,163
Accrued merger transaction costs	2,199	1,475
Accrued oil and NGL hedging	44,730	26,601
Accrued interest expense	5,484	6,303
Accrued settlement	10,291	20,791
Other accrued expenses	4,497	1,725
Total accounts payable and accrued expenses	$306,270	$246,188
NOTE 5 - LONG-TERM DEBT
5.0% Senior Notes
On October 13, 2021, the Company issued $400.0 million aggregate principal amount of 5.0% Senior Notes due 2026 (the “5.0% Senior Notes”) pursuant to an indenture (the “5.0% Indenture”), among Civitas Resources, Wells Fargo Bank, National Association, as trustee, and the guarantors party thereto. The Company used the net proceeds and cash on hand to repay all borrowings under the Credit Facility (as defined below), all borrowings outstanding under the Crestone Peak credit facility, and for general corporate purposes. Interest accrues at the rate of 5.0% per annum and is payable semiannually in arrears on April 15 and October 15 of each year. Payments commenced on April 15, 2022.
The 5.0% Indenture contains covenants that limit, among other things, the Company’s ability to: (i) incur or guarantee additional indebtedness; (ii) create liens securing indebtedness; (iii) pay dividends on or redeem or repurchase stock or subordinated debt; (iv) make specified types of investments and acquisitions; (v) enter into or permit to exist contractual limits on the ability of the Company’s subsidiaries to pay dividends to Civitas Resources; (vi) enter into transactions with affiliates; and (vii) sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 5.0% Indenture as of June 30, 2022, and through the filing of this report. In addition, certain of these covenants will be terminated before the 5.0% Senior Notes mature if at any time no default or event of default exists under the 5.0% Indenture and the 5.0% Senior Notes receive an investment-grade rating from at least two ratings agencies. The 5.0% Indenture also contains customary events of default.

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
7.5% Senior Notes
In conjunction with the HighPoint Merger, the Company issued $100.0 million aggregate principal amount of 7.5% Senior Notes due 2026 (the “7.5% Senior Notes”) pursuant to an indenture, dated April 1, 2021 , by and among Civitas Resources, U.S. Bank National Association, as trustee, and the guarantors party thereto. Interest accrued at the rate of 7.5% per annum and was payable semiannually in arrears on April 30 and October 31 of each year.
On May 1, 2022, the Company redeemed all of the issued and outstanding 7.5% Senior Notes at 100.0% of their aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.
The 7.5% Senior Notes and 5.0% Senior Notes are recorded net of unamortized deferred financing costs within the Senior notes line item on the accompanying balance sheets. There were no discounts or premiums associated with either issuance. The tables below present the related carrying values as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Principal Amount	Unamortized Deferred Financing Costs	Net Amount
5.0% Senior Notes	$400,000	$7,492	$392,508

	As of December 31, 2021
	Principal Amount	Unamortized Deferred Financing Costs	Net Amount
7.5% Senior Notes	$100,000	$—	$100,000
5.0% Senior Notes	$400,000	$8,290	$391,710
Credit Facility
The Company is party to a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent, and a syndicate of financial institutions (the “Lender Syndicate”), as lenders, that mature on November 1, 2025 (with all subsequent amendments as defined below, the “Credit Facility”).
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

In addition, the Company is subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) a maximum ratio of the Company's consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1 and (b) a current ratio, as defined in the agreement, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2022, and through the filing of this report.
On November 1, 2021, the Company, JPMorgan, and the Lender Syndicate entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), having an aggregate maximum commitment amount of $2.0 billion. The A&R Credit Agreement, among other things, amended the borrowing base adjustment provisions such that, between borrowing base determinations, downward adjustments related to the incurrence of certain permitted indebtedness will only occur if either (A) such indebtedness exceeds $500.0 million and the Company’s pro-forma leverage ratio is less than or equal to 1.50 to 1, or (B) the Company's pro-forma leverage ratio is greater than 1.50 to 1.
Under the A&R Credit Agreement, the Credit Facility is guaranteed by all restricted domestic subsidiaries of the Company, and is secured by first priority security interests on substantially all assets, including a mortgage on at least 90% of the total value of the proved properties evaluated in the most recently delivered reserve reports prior to the amendment effective date, including any engineering reports relating to the oil and natural gas properties of the restricted domestic subsidiaries of the Company, subject to customary exceptions.
On December 21, 2021, the Company entered into a First Amendment to the A&R Credit Agreement that stipulates that the minimum hedging covenant with respect to projected oil and gas production will not apply if the Company’s leverage ratio is less than 1.00 to 1 as of the applicable quarterly test date, until the next such test date.
On April 20, 2022, and as part of the regularly scheduled, semi-annual borrowing base redetermination, the Company entered into a Second Amendment to the A&R Credit Agreement that increased the Company's borrowing base from $1.0 billion to $1.7 billion and increased the aggregate elected commitments from $800.0 million to $1.0 billion. These increases were primarily driven by the increased value of the Company’s estimated proved reserves at December 31, 2021. The next scheduled borrowing base redetermination date is set to occur in October 2022.
In addition, the Second Amendment to the A&R Credit Agreement resulted in the removal and replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”) as a mechanism to determine interest for borrowings made under the Credit Facility using a term-specific SOFR. As a result, borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, either (i) the Alternate Base Rate (“ABR”, for ABR Revolving Credit Loans) plus the applicable margin, or (ii) the term-specific SOFR plus the applicable margin. ABR is established as a rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan as its prime rate, (b) the applicable rate of interest published by the Federal Reserve Bank of New York (“NYFRB”) plus 0.5%, or (c) the term-specific SOFR plus 1.0%, subject to a 1.50% floor plus the applicable margin of 1.00% to 2.00%, based on the utilization of the Credit Facility. Term-specific SOFR is based on one-, three-, or six-month terms as selected by the Company and is subject to a 0.50% floor plus the applicable margin of 2.00% to 3.00%, based on the utilization of the Credit Facility. Interest on borrowings that bear interest at the SOFR shall be payable on the last day of the applicable interest period selected by the Company, and interest on borrowings that bear interest at the ABR shall be payable quarterly in arrears.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in thousands):

	August 3, 2022	June 30, 2022	December 31, 2021
Revolving credit facility	$—	$—	$—
Letters of credit	12,393	12,393	21,656
Available borrowing capacity	987,607	987,607	778,344
Total aggregate elected commitments	$1,000,000	$1,000,000	$800,000
In connection with the amendments to the Credit Facility, the Company capitalized a total of approximately $11.9 million in deferred financing costs. Of the total post-amortization net capitalized amounts, (i) $7.0 million and $7.5 million are presented within the other noncurrent assets line item on the accompanying balance sheets as of June 30, 2022 and December 31, 2021, respectively, and (ii) $3.0 million and $2.7 million is presented within the prepaid expenses and other line item on the accompanying balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Interest Expense
For the three months ended June 30, 2022 and 2021, the Company incurred interest expense of $8.1 million and $3.8 million and capitalized zero and $0.6 million, respectively.
For the six months ended June 30, 2022 and 2021, the Company incurred interest expense of $17.2 million and $4.3 million and capitalized zero and $0.6 million, respectively.
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
Upon closing of the HighPoint, Extraction, and Crestone Peak mergers and Bison Acquisition, the Company assumed all obligations, whether asserted or unasserted, of HighPoint, Extraction, Crestone Peak, and Bison. As of the filing date of this report, there were no probable, material pending, or overtly threatened legal actions against the Company of which it was aware, other than the following:
Boulder County. In prior periods, there was ongoing litigation between Boulder County and Extraction which has been previously disclosed as having the potential to prevent oil and gas operations for the development of minerals contained within Boulder County, Colorado. Boulder County had initiated suit in District Court for Boulder County that was primarily a contract case, where the relevant contracts were the conservation easement over the Blue Paintbrush location, Extraction’s Surface Use Agreement for the Blue Paintbrush location, and the leases that Boulder owns within the Blue Paintbrush drilling and spacing unit. Boulder sought invalidation of these leases in the litigation. This litigation has been resolved as to all substantive issues, and the Company is awaiting final dismissal of the matter by the trial court.
In May, 2022, the Company became aware that Boulder County is alleging new legal theories and requesting termination of the leases previously at issue in the Blue Paintbrush litigation. No formal action has been initiated, but the Company intends to vigorously defend against all claims alleged by Boulder County. If an action is brought by Boulder County, an adverse outcome in any such litigation could result in the Company failing to meet its development objectives in Blue Paintbrush.
Enforcement. Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company believes could exceed $0.3 million. The Company has received Notices of Alleged Violations (“NOAV”) from the COGCC alleging violations of various Colorado statutes and COGCC regulations governing oil and gas operations. The Company has further received notices from the Colorado Air Pollution Control Division. The Company continues to engage in discussions regarding resolution of the alleged violations. As of June 30, 2022 and December 31, 2021, the Company has accrued approximately $1.0 million associated with the NOAVs and Colorado Air Pollution Control Division notices, as they are probable and reasonably estimable.
Commitments
Firm Transportation Agreements. The Company is party to one firm pipeline transportation contract to provide a guaranteed outlet for production on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges on 12,500 barrels (“Bbl”) per day through April 2025, regardless of the amount of pipeline capacity utilized by the Company. The aggregate financial commitment fee over the remaining term was $41.4 million as of June 30, 2022. The Company expects to utilize most, if not all, of the firm capacity on the oil pipeline system.

Minimum Volume Agreement - Oil. The Company is party to a purchase agreement to deliver fixed and determinable quantities of crude oil. Under the terms of the agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering the minimum gross volume commitment of 16,000 Bbls per day over a term ending in 2023. The aggregate financial commitment fee over the remaining term is $20.0 million as of June 30, 2022. Upon notifying the purchaser at least twelve months prior to the expiration date of the agreement, the Company may elect to extend the term of the agreement for up to three additional years. The Company has not, and does not, expect to incur any deficiency payments.
Minimum Volume Agreement - Gas and Other. The Company is party to a long-term gas gathering and processing agreement (the “Gathering Agreement”) with a third-party midstream provider over a term ending in 2029 with an annual minimum volume commitment of 13.0 billion cubic feet of natural gas. The Gathering Agreement also includes a commitment to sell take-in-kind NGLs from other processing agreements of 7,500 Bbls a day through 2026 with the ability to roll forward up to a 10% shortfall in a given month to the subsequent month. The aggregate financial commitment over the remaining term is $160.2 million as of June 30, 2022, which fluctuates with commodity prices as this is a value-based percentage of proceeds sales contract. Based on current projections, the Company may incur approximately $73.8 million of shortfall payments under the Gathering Agreement during the remaining term of approximately seven years; however, the Company is actively engaging alternative strategies to reduce any potential contract deficiencies incurred in future periods.
Additionally, the Company is also party to a gas gathering and processing agreement with several third-party producers and a third-party midstream provider to deliver to two different plants over terms that end in August 2025 and July 2026. The Company’s share of these commitments requires an incremental 51.5 and 20.6 million cubic feet of natural gas (“MMcf”) per day, respectively, over a baseline volume of 65 MMcf per day for a period of seven years following the in-service dates of the plants. The Company may be required to pay a shortfall fee for any incremental volume deficiencies under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other incremental third-party volumes available to the midstream provider that are in excess of the total commitments. Because of the third-party producer reduction provision, we believe that the aggregate financial commitment fee over the remaining term is zero as of June 30, 2022. The Company has not, and does not, expect to incur any deficiency payments.
The Company is also party to additional individually immaterial agreements that require the Company to pay a fee associated with the minimum volumes regardless of the amount delivered. The aggregate financial commitment fee over the remaining term for these contracts was $11.7 million as of June 30, 2022.
The minimum annual payments under the these agreements for the next five years as of June 30, 2022 are presented below (in thousands):

	Firm Transportation	Minimum Volume(1)
Remainder of 2022	$7,360	$30,785
2023	14,600	34,533
2024	14,640	25,818
2025	4,800	22,610
2026	—	20,987
2027 and thereafter	—	57,200
Total	$41,400	$191,933
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
The Company records compensation expense associated with the issuance of awards under the LTIP based on the fair value of the awards as of the date of grant within general and administrative expense. The following table outlines the compensation expense recorded by type of award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted and deferred stock units	$3,917	$1,746	$9,182	$3,067
Performance stock units	2,218	449	5,043	740
Total stock-based compensation	$6,135	$2,195	$14,225	$3,807
As of June 30, 2022, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$23,595	2025
Performance stock units	18,951	2024
Total unrecognized stock-based compensation	$42,546
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

A summary of the status and activity of non-vested RSUs and DSUs for the six months ended June 30, 2022 is presented below:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	815,062	$42.18
Granted	492,002	50.24
Vested	(574,865)	42.80
Forfeited	(30,399)	41.15
Non-vested, end of year	701,800	$47.36
The fair value of the RSUs and DSUs granted under the LTIP during the six months ended June 30, 2022 was $24.7 million.
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

A summary of the status and activity of non-vested PSUs for the six months ended June 30, 2022 is presented below:

	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	319,367	$57.58
Granted	199,317	64.23
Vested	(91,523)	32.49
Expired	(41,955)	22.77
Non-vested, end of year	385,206	$70.77
___________________________
(1)The number of awards assumes that the associated performance condition is met at the target amount (multiplier of one). The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.
The fair value of the PSUs granted under the LTIP during the six months ended June 30, 2022 was $12.8 million.
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
A summary of the status and activity of non-vested stock options for the six months ended June 30, 2022 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	25,549	$34.36
Exercised	(6,036)	34.36
Forfeited	(111)	34.36
Outstanding, end of year	19,402	$34.36	4.5	$348
Options outstanding and exercisable	19,402	$34.36	4.5	$348
The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 was $0.1 million.

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
The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and their classification within the fair value hierarchy (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3
Derivative assets	$—	$—	$—
Derivative liabilities	$—	$321,825	$—

	As of December 31, 2021
	Level 1	Level 2	Level 3
Derivative assets	$—	$3,393	$—
Derivative liabilities	$—	$239,763	$—
Long-Term Debt
The 5.0% Senior Notes are recorded at cost, net of any unamortized deferred financing costs. As of June 30, 2022, the fair value of the 5.0% Senior Notes was $358.4 million. This fair value is based on quoted market prices, and as such, is designated as Level 1 within the fair value hierarchy. The recorded value of the Credit Facility approximates its fair value as it bears interest at a floating rate that approximates a current market rate. Please refer to Note 5 - Long-Term Debt for additional information.

Warrants
As discussed in Note 2 - Acquisitions and Divestitures, the Company issued warrants in connection with the Extraction Merger. The warrants issued are indexed to the Company’s common stock and are required to be net share settled via a cashless exercise. The Company evaluated the warrants under authoritative accounting guidance and determined that they should be classified as equity instruments. The Company's share price traded below the exercise price of the warrants and therefore were not exercisable during the three and six months ended June 30, 2022.
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
Whenever events or circumstances indicate that the carrying value of proved properties may not be recoverable, the Company uses Level 3 inputs to measure and record impairment at fair value. There were no proved property impairments during the three and six months ended June 30, 2022 and 2021.
Impairments of Unproved Properties
Unproved properties are routinely evaluated for continued capitalization or impairment. On a quarterly basis, management assesses undeveloped leasehold costs for impairment by considering, among other things, remaining lease terms, future drilling plans and capital availability to execute such plans, commodity price outlooks, recent operational results, reservoir performance and geology, and estimated acreage value based on prices received for similar, recent acreage transactions by the Company or other market participants. During the three months ended June 30, 2022 and 2021, the Company incurred abandonment and impairment of unproved properties expense of zero and $2.2 million, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred abandonment and impairment of unproved properties expense of $18.0 million and $2.2 million, respectively.
NOTE 9 - DERIVATIVES
The Company periodically enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices for its expected future oil, natural gas, and NGL production and the associated impact on cash flows. The Company's commodity derivative contracts consist of swap and collar arrangements as well as roll differential swaps. As of June 30, 2022, all derivative counterparties were members of the Credit Facility lender group and all commodity derivative contracts are entered into for other-than-trading purposes. The Company does not designate its commodity derivative contracts as hedging instruments.
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
The Company has also entered into crude oil swap contracts to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (“Roll Differential”) in which the Company pays the periodic variable Roll Differential and receives a weighted-average fixed price differential. The weighted-average differential represents the amount of reduction to NYMEX West Texas Intermediate (“WTI”) prices for the notional volumes covered by the swap contracts.
As of June 30, 2022, the Company had entered into the following commodity price derivative contracts:

	Contract Period
	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 - Q4 2023	2024
Oil Derivatives (volumes in Bbl/day and prices in $/Bbls)
Swaps
NYMEX WTI Volumes	10,507	9,538	457	448	364	479
Weighted-Average Contract Price	$47.00	$46.84	$45.42	$46.29	$46.77	$53.96
Two-Way Collars
NYMEX WTI Volumes	8,296	7,393	1,054	—	—	—
Weighted-Average Ceiling Price	$68.43	$69.63	$72.70	$—	$—	$—
Weighted-Average Floor Price	$40.66	$40.97	$40.00	$—	$—	$—
Three-Way Collars
NYMEX WTI Volumes	2,241	1,738	1,721	1,436	1,237	143
Weighted-Average Ceiling Price	$58.03	$57.78	$58.75	$57.69	$57.01	$56.25
Weighted-Average Floor Price	$48.59	$48.42	$49.31	$48.10	$48.45	$45.00
Weighted-Average Sold Put Price	$38.59	$38.42	$39.25	$37.70	$38.18	$35.00
Roll Differential Swaps (1)
NYMEX WTI Volumes	2,000	2,000	—	—	—	—
Weighted-Average Contract Price	$0.22	$0.22	$—	$—	$—	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/million British thermal units (“MMBtu”))
Swaps
NYMEX HH Volumes	54,952	54,783	44,641	43,911	43,868	22,309
Weighted-Average Contract Price	$2.76	$2.76	$2.51	$2.51	$2.51	$2.57
CIG Volumes	10,000	10,000	—	—	—	—
Weighted-Average Contract Price	$2.13	$2.13	$—	$—	$—	$—
Two-Way Collars
NYMEX HH Volumes	81,018	79,148	9,558	1,563	1,822	1,033
Weighted-Average Ceiling Price	$3.68	$3.69	$3.23	$2.78	$2.96	$3.05
Weighted-Average Floor Price	$2.59	$2.60	$2.03	$2.21	$2.36	$2.38
Three-Way Collars
NYMEX HH Volumes	136	127	899	505	—	303
Weighted-Average Ceiling Price	$2.74	$2.74	$3.19	$3.33	$—	$3.49
Weighted-Average Floor Price	$2.50	$2.50	$2.50	$2.50	$—	$2.50
Weighted-Average Sold Put Price	$2.00	$2.00	$2.00	$2.00	$—	$2.00
NGL Derivatives (volumes in Bbls/day and prices in $/Bbl)
Swaps
OPIS Basket Volumes	4,000	4,000	—	—	—	—
Weighted-Average Contract Price	$20.22	$20.22	$—	$—	$—	$—
______________________________
(1) The weighted-average differential represents the amount of reduction to NYMEX WTI prices for the notional volumes covered by the swap contracts.

Derivative Assets and Liabilities Fair Value
The Company’s commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Derivative Assets:
Commodity contracts - current	$—	$3,393
Commodity contracts - noncurrent	—	—
Total derivative assets	—	3,393
Amounts not offset in the accompanying balance sheets	—	(3,393)
Total derivative assets, net	$—	$—

Derivative Liabilities:
Commodity contracts - current	$(278,600)	$(219,804)
Commodity contracts - long-term	(43,225)	(19,959)
Total derivative liabilities	(321,825)	(239,763)
Amounts not offset in the accompanying balance sheets	—	3,393
Total derivative liabilities, net	$(321,825)	$(236,370)
The following table summarizes the components of the derivative loss presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivative cash settlement loss:
Oil contracts	$(114,778)	$(18,794)	$(239,940)	$(21,616)
Gas contracts	(54,091)	(1,405)	(82,875)	(2,374)
NGL contracts	(12,762)	—	(25,394)	—
Total derivative cash settlement loss	(181,631)	(20,199)	(348,209)	(23,990)
Change in fair value gain (loss)	108,981	(53,771)	(19,934)	(73,399)
Total derivative loss	$(72,650)	$(73,970)	$(368,143)	$(97,389)

NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties, including facilities requiring decommissioning. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is drilled or acquired, or a facility is constructed. The increase in carrying value is included in the proved properties line item in the accompanying balance sheets. The Company depletes the amount added to proved properties and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective long-lived assets. Cash paid to settle asset retirement obligations is included in the cash flows from operating activities section of the accompanying statements of cash flows.
The Company’s estimated asset retirement obligation liability is based on historical experience plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment cost, and regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised.

A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Balance as of December 31, 2021	$225,315
Additional liabilities incurred	2,072
Accretion expense	8,102
Liabilities settled	(8,385)
Balance as of June 30, 2022	$227,104
Current portion	24,000
Long-term portion	$203,104
NOTE 11 - EARNINGS PER SHARE
Earnings per basic and diluted share are calculated under the treasury stock method. Basic net income (loss) per common share is calculated by dividing net income (loss) by the basic weighted-average common shares outstanding for the respective period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the diluted weighted-average common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities consist of unvested RSUs, DSUs, PSUs as well as outstanding in-the-money stock options and warrants. When the Company recognizes a loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted earnings per share.
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
The following table sets forth the calculations of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$468,821	$(25,319)	$560,460	$(25,438)

Basic net income (loss) per common share	$5.52	$(0.83)	$6.60	$(0.99)
Diluted net income (loss) per common share	$5.48	$(0.83)	$6.56	$(0.99)

Weighted-average shares outstanding - basic	84,993	30,655	84,917	25,774
Add: dilutive effect of contingent stock awards	561	—	536	—
Weighted-average shares outstanding - diluted	85,554	30,655	85,453	25,774
There were 59,161 and 747,678 shares that were anti-dilutive for the three months ended June 30, 2022 and 2021, respectively. There were 30,822 and 777,564 shares that were anti-dilutive for the six months ended June 30, 2022 and 2021, respectively.
The exercise price of the Company's warrants was in excess of the Company's stock price during the three and six months ended June 30, 2022; therefore, they were excluded from the earnings per share calculation.

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
The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available (both positive and negative) evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of the HighPoint Merger, the Company recorded a valuation allowance of $48.1 million during 2021 against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Code. The net deferred tax liability as of June 30, 2022 was $107.9 million, and the net deferred tax asset as of December 31, 2021 was $22.3 million. Additionally, income tax payable under current liabilities as of June 30, 2022 was $50.4 million. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, equity-based compensation, and other permanent differences including bargain purchase gain. During the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $152.5 million and income tax benefit of $10.4 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $175.8 million and income tax benefit of $10.4 million, respectively.
The Company had no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company's management does not believe that there are any new items or changes in facts or judgments that would impact the Company's tax position taken thus far in 2022.

NOTE 13 - LEASES
The Company’s right-of-use assets and lease liabilities are recognized on the accompanying balance sheets based on the present value of the expected lease payments over the lease term. The following table summarizes the asset classes of the Company's operating leases (in thousands):

	June 30, 2022	December 31, 2021
Operating Leases
Field equipment(1)	$22,608	$29,312
Corporate leases	8,024	9,484
Vehicles	855	1,089
Total right-of-use asset	$31,487	$39,885

Field equipment(1)	$22,608	$29,312
Corporate leases	8,565	9,870
Vehicles	855	1,089
Total lease liability	$32,028	$40,271
____________________________
(1) Includes compressors, certain natural gas processing equipment, and other field equipment.

The Company incurred gross short-term lease costs of $11.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company incurred gross short-term lease costs of $20.4 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. A portion of these costs may have been or will be billed to other working interest owners, and the Company's net share of these costs, once paid, are capitalized to property and equipment or recognized as expense.
Future commitments by year for the Company's leases with a lease term of one year or more as of June 30, 2022 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the accompanying balance sheets as follows (in thousands):

Operating Leases
Remainder of 2022	$10,210
2023	13,523
2024	5,414
2025	1,742
2026	1,207
Thereafter	1,587
Total lease payments	33,683
Less: imputed interest	(1,655)
Total lease liability	$32,028

NOTE 14 - SUBSEQUENT EVENTS
On July 5, 2022, the Company entered into and closed on Purchase and Sale Agreements to acquire non-operating interests in certain of the Company's operated wells for cash consideration of $81.6 million, subject to customary purchase price adjustments.

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
Financial and Operating Results
Our financial and operational results include:
•Crude oil equivalent sales volumes increased 314% for the three months ended June 30, 2022 when compared to the same period during 2021 primarily due to the Extraction and Crestone Peak mergers as well as the Bison Acquisition;
•General and administrative expense per barrel of oil equivalent (“Boe”) decreased by 41% for the three months ended June 30, 2022 when compared to the same period during 2021 due to the synergies achieved through the Extraction and Crestone Peak mergers as well as the Bison Acquisition;
•Lease operating expense per Boe decreased by 11% for the three months ended June 30, 2022 when compared to the same period during 2021;
•Total liquidity was $1.4 billion at June 30, 2022, consisting of cash on hand plus funds available under our Credit Facility, after giving effect to an aggregate of $12.4 million of undrawn letters of credit. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash dividends of $116.2 million, or $1.3625 per share, declared and paid during the three months ended June 30, 2022;
•Cash flows provided by operating activities for the six months ended June 30, 2022 were $1.3 billion, as compared to $79.6 million during the six months ended June 30, 2021. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Capital expenditures, inclusive of accruals, were $473.1 million during the six months ended June 30, 2022, of which $39.8 million represents land and midstream capital expenditures.
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
The net book value of the Company's midstream assets was $303.9 million as of June 30, 2022.

Current Events and Outlook
Oil and natural gas prices continue to be impacted by the efforts to contain COVID-19, uncertainty regarding the continued pace of economic recovery, and changes to OPEC+ production levels. In addition, Russia’s invasion of Ukraine has led to regional instability, Although Russian export volumes of oil and gas have been only modestly impacted so far, uncertainty regarding potential future impacts of sanctions and buyer aversion to Russian hydrocarbons presents significant risk to future supply and demand balances. The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil, natural gas, and NGL prices. WTI oil prices have recovered to pre-pandemic levels, averaging approximately $101 per Bbl during the first half of 2022. With the current shortage of other sources of energy, and the economic growth associated with what appears to be a global emergence from the pandemic, the demand for and price of oil has increased. Although this demand outlook is expected to underpin oil prices, in light of uncertainty associated with recovering oil demand, future monetary policy, and governmental policies aimed at transitions toward lower carbon energy, we cannot predict any future volatility in or levels of commodity prices or demand for crude oil.
On April 1, 2021, we acquired HighPoint, and on November 1, 2021, we merged with Extraction and Crestone Peak. Additionally, on March 1, 2022, we acquired Bison. The Company believes it has successfully integrated the operations, production, and accounting databases derived from each of these mergers and acquisitions.
The Company's original 2022 capital budget included drilling and completion activities of $825 million to $950 million and $70 million to $90 million in land, midstream, and other capital activity that will support our acreage positions and overall infrastructure. We have since updated 2022 guidance to refine our drilling and completion capital budget to $890 million to $940 million which contemplates running an average of 3 operated rigs and 3 operated crews that will drill approximately 190 and complete approximately 160 gross operated wells. Additionally, our land, midstream, and other capital activity budget was updated to $80 million to $100 million.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$778,218	$115,923	$662,295	571%
Natural gas sales(2)	205,298	14,778	190,520	1,289%
NGL sales	167,266	24,777	142,489	575%
Product revenue	$1,150,782	$155,478	$995,304	640%

Sales Volumes:
Crude oil (MBbls)	7,308.4	1,905.2	5,403.2	284%
Natural gas (MMcf)	28,903.5	6,405.6	22,497.9	351%
NGL (MBbls)	3,819.6	878.6	2,941.0	335%
Crude oil equivalent (MBoe)(3)	15,945.3	3,851.4	12,093.9	314%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$106.48	$60.85	$45.63	75%
Natural gas (per Mcf)	$7.10	$2.31	$4.79	207%
NGL (per Bbl)	$43.79	$28.20	$15.59	55%
Crude oil equivalent (per Boe)(3)	$72.17	$40.37	$31.80	79%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$90.78	$50.98	$39.80	78%
Natural gas (per Mcf)	$5.23	$2.09	$3.14	150%
NGL (per Bbl)	$40.45	$28.20	$12.25	43%
Crude oil equivalent (per Boe)(3)	$60.78	$35.12	$25.66	73%
_____________________________
(1)Crude oil sales excludes $0.1 million and $0.2 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2022 and 2021, respectively.
(2)Natural gas sales excludes $0.5 million and $0.4 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2022 and 2021, respectively.
(3)Determined using the ratio of 6 thousand cubic feet (“Mcf”) of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the three months ended June 30, 2022, the derivative cash settlement loss for oil, natural gas, and NGLs was $114.8 million, $54.1 million, $12.8 million, respectively. For the three months ended June 30, 2021, the derivative cash settlement loss for oil and natural gas was $18.8 million and $1.4 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 640% to $1.2 billion for the three months ended June 30, 2022 compared to $155.5 million for the three months ended June 30, 2021. The increase was largely due to a 314% increase in sales volumes and a $31.80, or 79%, increase in oil equivalent pricing, excluding the impact of derivatives. The increase in sales volumes is due to the Extraction and Crestone Peak mergers that closed on November 1, 2021, and the Bison Acquisition that closed on March 1, 2022. Additionally, we turned 126 gross wells to sales during the twelve-month period ending June 30, 2022.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Three Months Ended June 30,
	2022	2021	Change	Percent Change
Operating Expenses:
Lease operating expense	$41,877	$11,358	$30,519	269%
Midstream operating expense	7,469	4,246	3,223	76%
Gathering, transportation, and processing	79,519	13,721	65,798	480%
Severance and ad valorem taxes	85,870	9,813	76,057	775%
Exploration	1,553	3,547	(1,994)	(56)%
Depreciation, depletion, and amortization	204,519	35,006	169,513	484%
Abandonment and impairment of unproved properties	—	2,215	(2,215)	(100)%
Unused commitments	1,731	4,328	(2,597)	(60)%
Bad debt expense	4	—	4	100%
Merger transaction costs	1,418	18,246	(16,828)	(92)%
General and administrative expense	29,666	12,144	17,522	144%
Operating expenses	$453,626	$114,624	$339,002	296%

Selected Costs ($ per Boe):
Lease operating expense	$2.63	$2.95	$(0.32)	(11)%
Midstream operating expense	0.47	1.10	(0.63)	(57)%
Gathering, transportation, and processing	4.99	3.56	1.43	40%
Severance and ad valorem taxes	5.39	2.55	2.84	111%
Exploration	0.10	0.92	(0.82)	(89)%
Depreciation, depletion, and amortization	12.83	9.09	3.74	41%
Abandonment and impairment of unproved properties	—	0.58	(0.58)	(100)%
Unused commitments	0.11	1.12	(1.01)	(90)%
Bad debt expense	—	—	—	—%
Merger transaction costs	0.09	4.74	(4.65)	(98)%
General and administrative expense	1.86	3.15	(1.29)	(41)%
Operating expenses	$28.47	$29.76	$(1.29)	(4)%
Lease operating expense.  Our lease operating expense increased $30.5 million, or 269%, to $41.9 million for the three months ended June 30, 2022 from $11.4 million for the three months ended June 30, 2021, and decreased 11% on an equivalent basis per Boe. Lease operating expense increased on an aggregate basis as a result of the Extraction and Crestone Peak mergers as well as the Bison Acquisition. Lease operating expense per Boe decreased as a result of the synergies achieved through the aforementioned mergers.
Midstream operating expense. Our midstream operating expense increased $3.2 million, or 76%, to $7.5 million for the three months ended June 30, 2022 from $4.2 million for the three months ended June 30, 2021, and decreased 57% on an equivalent basis per Boe. Midstream operating expense increased on an aggregate basis due to the acquisition of certain midstream assets through the Crestone Peak Merger. Conversely, while certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed and thereby result in a decrease in midstream operating expense per Boe period over period.

Gathering, transportation, and processing. Gathering, transportation, and processing expense increased $65.8 million, or 480%, to $79.5 million for the three months ended June 30, 2022 from $13.7 million for the three months ended June 30, 2021, and increased 40% on an equivalent basis per Boe. Sales volumes have a direct correlation to gathering, transportation, and processing expense and increased 314% during the comparable periods. Additionally, we are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have further contributed to the increase in gathering, transportation, and processing expense. Finally, the Company continually monitors for the best sales volumes outlet and thereby incurred increased gathering, transportation, and processing expense during the three months ended June 30, 2022 relative to oil differentials (that would otherwise be recorded as a direct reduction of revenue) in order to receive a net improvement on in margins.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $76.1 million, or 775%, to $85.9 million for the three months ended June 30, 2022 from $9.8 million for the three months ended June 30, 2021, and increased 111% on an equivalent basis per Boe. Severance and ad valorem taxes primarily correlate to revenues, which increased by 640% for the three months ended June 30, 2022 when compared to the same period in 2021. Additionally, through the Extraction and Crestone Peak mergers, we now operate in certain taxing districts with incrementally higher severance and ad valorem tax rates that are thereby contributing to the aggregate increase in severance and ad valorem taxes.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $169.5 million, or 484%, to $204.5 million for the three months ended June 30, 2022 from $35.0 million for the three months ended June 30, 2021, and increased 41% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense is the result of (i) a $4.5 billion increase in the depletable property base primarily due to the Extraction and Crestone Peak mergers as well as the Bison Acquisition and (ii) a 314% increase in production between the comparable periods.
Abandonment and impairment of unproved properties. During the three months ended June 30, 2022 and 2021, we incurred zero and $2.2 million, respectively, in abandonment and impairment of unproved properties due to, during the three months ended June 30, 2021, the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases.
Unused commitments. During the three months ended June 30, 2022, we incurred $1.7 million in unused commitments primarily due to certain deficiency payments incurred under a minimum volume crude oil and a minimum volume water commitment. During the three months ended June 30, 2021, we incurred $4.3 million in unused commitments primarily due to the assumption of two firm natural gas pipeline transportation contracts in the HighPoint Merger to provide a guaranteed outlet for production from properties HighPoint had previously sold. Both firm transportation contracts, which expired on July 31, 2021, required us to pay transportation charges regardless of the amount of pipeline capacity utilized.
Merger transaction costs. During the three months ended June 30, 2022, we incurred $1.4 million in legal, advisor, and other costs associated with the Extraction and Crestone Peak mergers as well as the Bison Acquisition. During the three months ended June 30, 2021, we incurred $18.2 million in legal, advisor, and other costs associated with the HighPoint Merger.
General and administrative expense. Our general and administrative expense increased $17.6 million, or 144%, to $29.7 million for the three months ended June 30, 2022 from $12.1 million for the three months ended June 30, 2021, and decreased 41% on an equivalent basis per Boe. The primary drivers of the aggregate increase relate to an increase in salaries, benefits, and stock compensation expense associated with the Extraction and Crestone Peak mergers. General and administrative expense per Boe decreased due to oil equivalent sales volumes being 314% higher during the three months ended June 30, 2022 as compared to the same period in 2021.
Derivative loss.  Our derivative loss for the three months ended June 30, 2022 was $72.7 million as compared to a loss of $74.0 million for the three months ended June 30, 2021. Our derivative loss is due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.

Interest expense.  Our interest expense for the three months ended June 30, 2022 and 2021 was $8.1 million and $3.2 million, respectively. Average debt outstanding for the three months ended June 30, 2022 and 2021 was $443.4 million and $123.2 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Senior Notes	$5,646	$1,875
Credit Facility	116	1,160
Commitment fees under the Credit Facility	1,179	329
Letter of credit fees under the Credit Facility	73	—
Amortization of deferred financing costs	1,102	433
Capitalized interest	—	(556)
Total interest expense	$8,116	$3,241

The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$1,327,184	$165,723	$1,161,461	701%
Natural gas sales(2)	317,728	27,064	290,664	1,074%
NGL sales	322,413	35,740	286,673	802%
Product revenue	$1,967,325	$228,527	$1,738,798	761%

Sales Volumes:
Crude oil (MBbls)	13,431.9	2,847.9	10,584.0	372%
Natural gas (MMcf)	55,689.9	9,619.5	46,070.4	479%
NGL (MBbls)	7,542.3	1,276.7	6,265.6	491%
Crude oil equivalent (MBoe)(3)	30,255.9	5,727.9	24,528.0	428%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$98.81	$58.19	$40.62	70%
Natural gas (per Mcf)	$5.71	$2.81	$2.90	103%
NGL(per Bbl)	$42.75	$27.99	$14.76	53%
Crude oil equivalent (per Boe)(3)	$65.02	$39.90	$25.12	63%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$80.94	$50.60	$30.34	60%
Natural gas (per Mcf)	$4.22	$2.57	$1.65	64%
NGL (per Bbl)	$39.38	$27.99	$11.39	41%
Crude oil equivalent (per Boe)(3)	$53.51	$35.71	$17.80	50%
_____________________________
(1)Crude oil sales excludes $0.6 million and $0.5 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the six months ended June 30, 2022 and 2021, respectively.
(2)Natural gas sales excludes $1.3 million and $1.2 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the six months ended June 30, 2022 and 2021, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the six months ended June 30, 2022, the derivative cash settlement loss for oil, natural gas, and NGLs was $239.9 million, $82.9 million, $25.4 million, respectively. For the six months ended June 30, 2021, the derivative cash settlement loss for oil and natural gas was $21.6 million and $2.4 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 761% to $1,967.3 million for the six months ended June 30, 2022 compared to $228.5 million for the six months ended June 30, 2021. The increase was largely due to a 428% increase in sales volumes and a $25.12, or 63%, increase in oil equivalent pricing, excluding the impact of derivatives. The increase in sales volumes is due to the HighPoint Merger that closed on April 1, 2021, the Extraction and Crestone Peak mergers that closed on November 1, 2021, and the Bison Acquisition that closed on March 1, 2022. Additionally, we turned 126 gross wells to sales during the twelve-month period ending June 30, 2022.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Six Months Ended June 30,
	2022	2021	Change	Percent Change
Operating Expenses:
Lease operating expense	$77,896	$17,089	$60,807	356%
Midstream operating expense	13,181	8,151	5,030	62%
Gathering, transportation, and processing	129,922	18,688	111,234	595%
Severance and ad valorem taxes	149,174	14,417	134,757	935%
Exploration	2,081	3,643	(1,562)	(43)%
Depreciation, depletion, and amortization	389,379	53,829	335,550	623%
Abandonment and impairment of unproved properties	17,975	2,215	15,760	712%
Unused commitments	2,507	4,328	(1,821)	(42)%
Bad debt expense	4	—	4	100%
Merger transaction costs	21,952	21,541	411	2%
General and administrative expense	65,386	21,395	43,991	206%
Operating expenses	$869,457	$165,296	$704,161	426%

Selected Costs ($ per Boe):
Lease operating expense	$2.57	$2.98	$(0.41)	(14)%
Midstream operating expense	0.44	1.42	(0.98)	(69)%
Gathering, transportation, and processing	4.29	3.26	1.03	32%
Severance and ad valorem taxes	4.93	2.52	2.41	96%
Exploration	0.07	0.64	(0.57)	(89)%
Depreciation, depletion, and amortization	12.87	9.40	3.47	37%
Abandonment and impairment of unproved properties	0.59	0.39	0.20	51%
Unused commitments	0.08	0.76	(0.68)	(89)%
Bad debt expense	—	—	—	—%
Merger transaction costs	0.73	3.76	(3.03)	(81)%
General and administrative expense	2.16	3.74	(1.58)	(42)%
Operating expenses	$28.73	$28.87	$(0.14)	—%
Lease operating expense.  Our lease operating expense increased $60.8 million, or 356%, to $77.9 million for the six months ended June 30, 2022 from $17.1 million for the six months ended June 30, 2021, and decreased 14% on an equivalent basis per Boe. Lease operating expense increased on an aggregate basis as a result of the HighPoint, Extraction, and Crestone Peak mergers as well as the Bison Acquisition. Lease operating expense per Boe decreased as a result of the synergies achieved through the aforementioned mergers.
Midstream operating expense. Our midstream operating expense increased $5.0 million, or 62%, to $13.2 million for the six months ended June 30, 2022 from $8.2 million for the six months ended June 30, 2021, and decreased 69% on an equivalent basis per Boe. Midstream operating expense increased on an aggregate basis due to the acquisition of certain midstream assets through the HighPoint and Crestone Peak mergers. Conversely, while certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed and thereby result in a decrease in midstream operating expense per Boe period over period.

Gathering, transportation, and processing. Gathering, transportation, and processing expense increased $111.2 million, or 595%, to $129.9 million for the six months ended June 30, 2022 from $18.7 million for the six months ended June 30, 2021, and increased 32% on an equivalent basis per Boe. Sales volumes have a direct correlation to gathering, transportation, and processing expense and increased 428% during the comparable periods. Additionally, we are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have further contributed to the increase in gathering, transportation, and processing expense. Finally, the Company continually monitors for the best sales volumes outlet and thereby incurred increased gathering, transportation, and processing expense during the six months ended June 30, 2022 relative to oil differentials (that would otherwise be recorded as a direct reduction of revenue) in order to receive a net improvement on in margins.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $134.8 million, or 935%, to $149.2 million for the six months ended June 30, 2022 from $14.4 million for the six months ended June 30, 2021, and increased 96% on an equivalent basis per Boe. Severance and ad valorem taxes primarily correlate to revenues, which increased by 761% for the six months ended June 30, 2022 when compared to the same period in 2021. Additionally, through the Extraction and Crestone Peak mergers, we now operate in certain taxing districts with incrementally higher severance and ad valorem tax rates that are thereby contributing to the aggregate increase in severance and ad valorem taxes.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $335.6 million, or 623%, to $389.4 million for the six months ended June 30, 2022 from $53.8 million for the six months ended June 30, 2021, and increased 37% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense is the result of (i) a $4.5 billion increase in the depletable property base primarily due to the Extraction and Crestone Peak mergers as well as the Bison Acquisition and (ii) a 428% increase in production between the comparable periods.
Abandonment and impairment of unproved properties. During the six months ended June 30, 2022, we incurred $18.0 million in abandonment and impairment of unproved properties due the Company's assessment of its locations and replacement of non-core legacy locations with newly acquired locations. During the six months ended June 30, 2021, we incurred $2.2 million in abandonment and impairment of unproved properties due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases.
Unused commitments. During the six months ended June 30, 2022, we incurred $2.5 million in unused commitments primarily due to certain deficiency payments incurred under a minimum volume crude oil and a minimum volume water commitment. During the six months ended June 30, 2021, we incurred $4.3 million in unused commitments primarily due to the assumption of two firm natural gas pipeline transportation contracts in the HighPoint Merger to provide a guaranteed outlet for production from properties HighPoint had previously sold. Both firm transportation contracts, which expired on July 31, 2021, required us to pay transportation charges regardless of the amount of pipeline capacity utilized.
Merger transaction costs. During the six months ended June 30, 2022 and 2021, we incurred $22.0 million and $21.5 million, respectively, in legal, advisor, and other costs associated with the HighPoint, Extraction, and Crestone Peak mergers as well as the Bison Acquisition. Merger transaction costs include $7.6 million and $1.1 million of severance payments for the six months ended June 30, 2022 and 2021, respectively.
General and administrative expense. Our general and administrative expense increased $44.0 million, or 206%, to $65.4 million for the six months ended June 30, 2022 from $21.4 million for the six months ended June 30, 2021, and decreased 42% on an equivalent basis per Boe. The primary drivers of the aggregate increase relate to an increase in salaries, benefits, and stock compensation expense associated with the HighPoint, Extraction, and Crestone Peak mergers. General and administrative expense per Boe decreased due to oil equivalent sales volumes being 428% higher during the six months ended June 30, 2022 as compared to the same period in 2021.
Derivative loss.  Our derivative loss for the six months ended June 30, 2022 was $368.1 million as compared to a loss of $97.4 million for the six months ended June 30, 2021. Our derivative loss is due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.

Interest expense.  Our interest expense for the six months ended June 30, 2022 and 2021 was $17.2 million and $3.7 million, respectively. Average debt outstanding for the six months ended June 30, 2022 and 2021 was $471.5 million and $61.9 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Senior Notes	$12,521	$1,875
Credit Facility	116	1,160
Commitment fees under the Credit Facility	2,161	655
Letter of credit fees under the Credit Facility	204	—
Amortization of deferred financing costs	2,180	526
Capitalized interest	—	(556)
Total interest expense	$17,182	$3,660
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
As of June 30, 2022, our liquidity was $1.4 billion, consisting of cash on hand of $439.3 million and $1.0 billion of available borrowing capacity on our Credit Facility, after giving effect to an aggregate of $12.4 million of undrawn letters of credit. Please refer to Note 5 - Long-Term Debt under Part I, Item 1 of this report for additional discussion.
Our weighted-average interest rate on borrowings from the Credit Facility was 3.6% for the three months ended June 30, 2022. As of June 30, 2022 and as of the date of filing, we had zero outstanding on our Credit Facility.
On April 20, 2022, we entered into the Second Amendment to the A&R Credit Facility to increase our borrowing base from $1.0 billion to $1.7 billion and the aggregate elected commitment amount from $800.0 million to $1.0 billion. Additionally, on May 1, 2022, we exercised an optional redemption on the 7.5% Senior Notes to redeem the full amount outstanding of $100.0 million. Please refer to Note 5 - Long-Term Debt under Part I, Item 1 of this report for additional information.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$1,254,768	$79,559
Net cash used in investing activities	(733,491)	(8,029)
Net cash used in financing activities	(336,480)	(71,870)
Cash, cash equivalents, and restricted cash	439,353	24,505
Acquisition of oil and gas properties	(303,602)	(549)
Exploration and development of oil and gas properties	(467,186)	(57,269)
Cash flows provided by operating activities
For the six months ended June 30, 2022 and 2021, the cash receipts and disbursements were attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.

Cash flows provided by (used in) investing activities
Net cash used in investing activities for the six months ended June 30, 2022 was primarily driven by $303.6 million of acquisitions of oil and gas properties, partially offset by cash acquired of $44.3 million. Additionally, we spent $467.2 million and $57.3 million on the exploration and development of oil and gas properties during the six months ended June 30, 2022 and 2021, respectively.
Cash flows used in financing activities
Net cash used in financing activities for the six months ended June 30, 2022 and 2021 was $336.5 million and $71.9 million, respectively. The change was primarily due to increased dividends paid of $209.0 million, the optional redemption of the 7.5% Senior Notes principal of $100.0 million, and increased payments of employee tax withholdings in exchange for the return of common stock of $12.9 million, partially offset by a decrease in net payments on the Credit Facility of $55.0 million.
Non-GAAP Financial Measures
Adjusted EBITDAX represents earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash and non-recurring charges. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we present because we believe it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Facility based on adjusted EBITDAX ratios. See Liquidity and Capital Resources above for more information about financial covenants under our Credit Facility. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of adjusted EBITDAX (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$468,821	$(25,319)	$560,460	$(25,438)
Exploration	1,553	3,547	2,081	3,643
Depreciation, depletion, and amortization	204,519	35,006	389,379	53,829
Abandonment and impairment of unproved properties	—	2,215	17,975	2,215
Stock-based compensation(1)	6,135	2,195	14,225	3,807
Non-recurring general and administrative expense(1)	3,449	1,294	6,335	1,294
Merger transaction costs	1,418	18,246	21,952	21,541
Unused commitments	1,731	4,328	2,507	4,328
Gain on property transactions, net	—	—	(16,797)	—
Interest expense	8,116	3,241	17,182	3,660
Derivative loss	72,650	73,970	368,143	97,389
Derivative cash settlements loss	(181,631)	(20,199)	(348,209)	(23,990)
Income tax (benefit) expense	152,464	(10,392)	175,825	(10,436)
Adjusted EBITDAX	$739,225	$88,132	$1,211,058	$131,842
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

Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2021 Form 10-K. During the three months ended June 30, 2022, there were no significant changes in the application of critical accounting policies.
Material Commitments
There have been no significant changes from our 2021 Form 10-K in our obligations and commitments, other than what is disclosed within Note 6 - Commitments and Contingencies and Note 13 - Leases under Part I, Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Oil, Natural Gas, and NGL Price Risk
Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil, natural gas, and NGL. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil, natural gas, and NGL prices include the level of global demand for oil, natural gas, and NGL, the global supply of oil, natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels, local and global politics, and overall economic conditions. It is impossible to predict future oil, natural gas, and NGL prices with any degree of certainty. Sustained weakness in oil, natural gas, and NGL prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil, natural gas, and NGL prices can have a favorable impact on our financial condition, results of operations, and capital resources.
Commodity Price Derivative Contracts
Our primary commodity risk management objective is to protect the Company’s balance sheet via the reduction in cash flow volatility. We enter into derivative contracts for oil, natural gas, and NGL using NYMEX futures or over-the-counter derivative financial instruments. The types of derivative instruments that we use include swaps, collars, and puts.
Upon settlement of a derivative contract, if the relevant market commodity price exceeds our contracted swap price, or the collar’s ceiling strike price, we are required to pay our counterparty the difference for the volume of production associated with the contract. Generally, this payment is made up to 15 business days prior to the receipt of cash payments from our customers. This could have an adverse impact on our cash flows for the period between derivative settlements and payments for revenue earned.
While we may reduce the potential negative impact of lower commodity prices, we may also be prevented from realizing the benefits of favorable price changes in the physical market.
Presently, our derivative contracts have been executed with 10 counterparties, all of which are members of our Credit Facility syndicate. We enter into contracts with counterparties whom we believe are well capitalized. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss. Please refer to the Note 9 - Derivatives under Part I, Item 1 of this report for summary derivative activity tables.
Interest Rates
At June 30, 2022 and on the filing date of this report, we had a zero balance on our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an Alternate Base Rate or Secured Overnight Financing Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of June 30, 2022 and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants under the Credit Facility.
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

We are also subject to credit risk due to concentration of our oil, natural gas, and NGL receivables with certain significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. We review the credit rating, payment history, and financial resources of our customers, but we do not require our customers to post collateral.
Marketability of Our Production
The marketability of our production depends in part upon the availability, proximity, and capacity of third-party refineries, access to regional trucking, pipeline and rail infrastructure, natural gas gathering systems, and processing facilities. We deliver crude oil, natural gas, and NGL produced through trucking services, pipelines, and rail facilities that we do not own. The lack of availability or capacity on these systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies under Part I, Item 1 of this report.

Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our 2021 Form 10-K, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended June 30, 2022.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2022.

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased(1)	Paid per Share	Plans or Programs	or Programs
April 1, 2022 - April 30, 2022	20,408	$59.37	—	—
May 1, 2022 - May 31, 2022	14,912	$64.23	—	—
June 1, 2022 - June 30, 2022	5,326	$71.28	—	—
Total	40,646	$61.18	—	—
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
Dividend Policy. On May 3, 2021, we announced the initiation of an annual cash dividend in the amount of $1.40 per share of our common stock payable quarterly, which began on July 14, 2021. Beginning with the fourth quarter of 2021, the annual cash dividend was increased to $1.85 per share of our common stock.
In March 2022, the Board approved the initiation of a quarterly variable cash dividend, equal to 50% of free cash flow after the fixed cash dividend for the preceding twelve-month period and pro forma for all acquisition and divestiture activity, assuming pro forma compliance with certain leverage targets. The Company’s inaugural quarterly variable cash dividend was declared at $0.75 per share and paid in combination with the fixed cash dividend on March 30, 2022 to shareholders of record on March 18, 2022, resulting a total quarterly dividend of $1.2125 per share. In May 2022, the Company declared another variable dividend $0.90 per share and paid in combination with the fixed dividend on June 29, 2022 to shareholders of record as of June 15, 2022, resulting in a total quarterly dividend of $1.3625 per share.
The decision to pay any future dividends is solely within the discretion of, and subject to approval by, the Board. The Board's’ determination with respect to any such dividends, including the record date, the payment date, and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors that the Board deems relevant at the time of such determination. Additionally, covenants contained in our Credit Facility and the indentures governing our senior notes restrict the payment of cash dividends on our common stock, as discussed further in Note 5 - Long-Term Debt under Part I, Item 1 of this report.
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

10.1*
Form of Performance Stock Unit Agreement (Absolute TSR) under the Civitas Resources, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Civitas Resources, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2022).

10.2*
Form of Performance Stock Unit Agreement (Relative TSR) under the Civitas Resources, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Civitas Resources, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2022).

10.3*
Form of Restricted Stock Unit Agreement under the Civitas Resources, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Civitas Resources, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2022).

10.4
Second Amendment to Amended and Restated Credit Agreement, among Civitas Resources, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on April 21, 2022).

10.5*
Employment Letter, dated as of April 29, 2022, by and between Civitas Resources, Inc. and M. Christopher Doyle (incorporated by reference to Exhibit 10.1 To Civitas Resources, Inc.’s Current Report on Form 8-K filed on May 2, 2022).

10.6*
Employee Restrictive Covenants, Proprietary Information and Inventions Agreement, dated as of April 29, 2022, by and between Civitas Resources, Inc. and M. Christopher Doyle (incorporated by reference to Exhibit 10.2 To Civitas Resources, Inc.’s Current Report on Form 8-K filed on May 2, 2022).

10.7*
Transition and Retirement Agreement, dated as of June 29, 2022, by and between Civitas Resources, Inc. and Cyrus (“Skip”) D. Marter IV (incorporated by reference to Exhibit 10.1 To Civitas Resources, Inc.’s Current Report on Form 8-K filed on June 29, 2022).

10.8†	Employment Letter, dated as of June 29, 2022, by and between Civitas Resources, Inc. and Travis L. Counts.
10.9†	Employee Restrictive Covenants, Proprietary Information and Inventions Agreement, dated as of June 29, 2022, by and between Civitas Resources, Inc. and Travis L. Counts.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
*            Management Contract or Compensatory Plan or Arrangement
†            Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS RESOURCES, INC.

Date:	August 3, 2022	By:	/s/ Chris Doyle
Chris Doyle
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer (principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Chief Accounting Officer and Treasurer (chief accounting officer)