Form 10-Q
period 2022-09-30
CIVITAS RESOURCES, INC.
filed 2022-10-31
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of October 28, 2022, the registrant had 85,110,799 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
•the impact of the loss of a single customer or any purchaser of our products;
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
•general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, including any future economic downturn, the impact of inflation, disruption in the financial markets, and the availability of credit;
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
All forward-looking statements speak only as of the filing date of this report. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. We disclose other important factors that could cause our actual results to differ materially from our expectations under “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by subsequent reports we file with the SEC (including this report). These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$682,138	$254,454
Accounts receivable, net:
Oil, natural gas, and NGL sales	337,946	362,262
Joint interest and other	101,401	66,390
Prepaid expenses and other	33,069	21,052
Inventory of oilfield equipment	27,488	12,386
Derivative assets	5,727	3,393
Total current assets	1,187,769	719,937
Property and equipment (successful efforts method):
Proved properties	6,538,973	5,457,213
Less: accumulated depreciation, depletion, and amortization	(1,010,340)	(430,201)
Total proved properties, net	5,528,633	5,027,012
Unproved properties	631,117	688,895
Wells in progress	251,779	177,296
Other property and equipment, net of accumulated depreciation of $6,715 in 2022 and $4,742 in 2021	49,764	51,639
Total property and equipment, net	6,461,293	5,944,842
Long-term derivative assets	2,764	—
Right-of-use assets	28,150	39,885
Deferred income tax assets	—	22,284
Other noncurrent assets	8,821	14,085
Total assets	$7,688,797	$6,741,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$288,720	$246,188
Production taxes payable	282,893	144,408
Oil and natural gas revenue distribution payable	494,548	466,233
Lease liability	15,616	18,873
Derivative liability	144,176	219,804
Income tax payable	18,897	—
Asset retirement obligations	24,000	24,000
Total current liabilities	1,268,850	1,119,506
Long-term liabilities:
Senior notes	392,897	491,710
Lease liability	13,122	21,398
Ad valorem taxes	304,016	232,147
Derivative liability	32,916	19,959
Deferred income tax liabilities	221,904	—
Asset retirement obligations	201,567	201,315
Total liabilities	2,435,272	2,086,035
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 85,105,363 and 84,572,846 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4,917	4,912
Additional paid-in capital	4,204,742	4,199,108
Retained earnings	1,043,866	450,978
Total stockholders’ equity	5,253,525	4,654,998
Total liabilities and stockholders’ equity	$7,688,797	$6,741,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating net revenues:
Oil, natural gas, and NGL sales	$1,007,951	$189,963	$2,977,125	$420,157
Operating expenses:
Lease operating expense	45,063	11,560	122,959	28,649
Midstream operating expense	9,214	3,163	22,395	11,314
Gathering, transportation, and processing	84,482	14,105	214,404	32,793
Severance and ad valorem taxes	85,029	9,205	234,203	23,622
Exploration	4,355	1,513	6,436	5,156
Depreciation, depletion, and amortization	212,070	35,604	601,449	89,433
Abandonment and impairment of unproved properties	—	—	17,975	2,215
Unused commitments	193	3,364	2,700	7,692
Bad debt expense (recovery)	(11)	279	(7)	279
Merger transaction costs	1,814	5,580	23,766	27,121
General and administrative expense (including $10,244, $2,289, $24,469, and $6,096, respectively, of stock-based compensation)	37,296	11,724	102,682	33,119
Total operating expenses	479,505	96,097	1,348,962	261,393
Other income (expense):
Derivative gain (loss)	9,281	(36,224)	(358,862)	(133,613)
Interest expense	(7,468)	(3,025)	(24,650)	(6,685)
Gain (loss) on property transactions, net	(938)	951	15,859	951
Other income	12,769	687	17,865	964
Total other income (expense)	13,644	(37,611)	(349,788)	(138,383)
Income from operations before income taxes	542,090	56,255	1,278,375	20,381
Income tax expense	(136,338)	(15,596)	(312,163)	(5,160)
Net income	$405,752	$40,659	$966,212	$15,221

Comprehensive income	$405,752	$40,659	$966,212	$15,221

Net income per common share:
Basic	$4.77	$1.32	$11.37	$0.55
Diluted	$4.74	$1.31	$11.30	$0.55
Weighted-average common shares outstanding
Basic	85,069	30,849	84,968	27,485
Diluted	85,554	31,138	85,495	27,839
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2021	84,572,846	$4,912	$4,199,108	$450,978	$4,654,998
Restricted common stock issued	579,229	6	—	—	6
Stock used for tax withholdings	(215,811)	(2)	(12,932)	—	(12,934)
Exercise of stock options	5,294	—	178	—	178
Stock-based compensation	—	—	8,090	—	8,090
Cash dividends, $1.2125 per share	—	—	—	(104,444)	(104,444)
Net income	—	—	—	91,639	91,639
Balances, March 31, 2022	84,941,558	4,916	4,194,444	438,173	4,637,533
Restricted common stock issued	130,309	1	—	—	1
Stock used for tax withholdings	(40,646)	—	(2,813)	—	(2,813)
Exercise of stock options	742	—	24	—	24
Stock-based compensation	—	—	6,135	—	6,135
Cash dividends, $1.3625 per share	—	—	—	(117,151)	(117,151)
Net income	—	—	—	468,821	468,821
Balances, June 30, 2022	85,031,963	4,917	4,197,790	789,843	4,992,550
Restricted common stock issued	125,381	1	—	—	1
Stock used for tax withholdings	(52,879)	(1)	(3,322)	—	(3,323)
Exercise of stock options	898	—	30	—	30
Stock-based compensation	—	—	10,244	—	10,244
Cash dividends, 1.7625 per share	—	—	—	(151,729)	(151,729)
Net income	—	—	—	405,752	405,752
Balances, September 30, 2022	85,105,363	$4,917	$4,204,742	$1,043,866	$5,253,525

Balances, December 31, 2020	20,839,227	$4,282	$707,209	$333,761	$1,045,252
Restricted common stock issued	109	—	—	—	—
Stock used for tax withholdings	(38)	—	—	—	—
Exercise of stock options	429	—	15	—	15
Stock-based compensation	—	—	1,612	—	1,612
Net loss	—	—	—	(119)	(119)
Balances, March 31, 2021	20,839,727	4,282	708,836	333,642	1,046,760
Issuance pursuant to acquisition	9,802,166	98	374,835	—	374,933
Restricted common stock issued	261,539	—	—	—	—
Stock used for tax withholdings	(70,330)	(2)	(2,814)	—	(2,816)
Exercise of stock options	11,523	—	394	—	394
Stock-based compensation	—	—	2,195	—	2,195
Dividends declared, $0.3500 per share	—	—	—	(11,033)	(11,033)
Net loss	—	—	—	(25,319)	(25,319)
Balances, June 30, 2021	30,844,625	4,378	1,083,446	297,290	1,385,114
Restricted common stock issued	5,987	—	—	—	—
Stock used for tax withholdings	(1,725)	—	(74)	—	(74)
Exercise of stock options	9,926	—	307	—	307
Stock-based compensation	—	—	2,289	—	2,289
Dividends declared, $0.3500 per share	—	—	—	(11,045)	(11,045)
Net income	—	—	—	40,659	40,659
Balances, September 30, 2021	30,858,813	$4,378	$1,085,968	$326,904	$1,417,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$966,212	$15,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	601,449	89,433
Deferred income tax expense	239,766	5,368
Abandonment and impairment of unproved properties	17,975	2,215
Stock-based compensation	24,469	6,096
Amortization of deferred financing costs	3,319	963
Derivative loss	358,862	133,613
Derivative cash settlements loss	(492,120)	(50,536)
Gain on property transactions, net	(15,859)	(951)
Other	202	14
Changes in current assets and liabilities:
Accounts receivable, net	39,027	(17,050)
Prepaid expenses and other assets	(2,099)	2,244
Accounts payable and accrued liabilities	241,662	9,504
Settlement of asset retirement obligations	(18,002)	(3,891)
Net cash provided by operating activities	1,964,863	192,243
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(374,769)	(620)
Cash acquired	44,310	49,827
Exploration and development of oil and natural gas properties	(708,958)	(104,207)
Purchases of carbon offsets	(7,196)	—
Additions to other property and equipment	(97)	(72)
Other	126	204
Net cash used in investing activities	(1,046,584)	(54,868)
Cash flows from financing activities:
Proceeds from credit facility	100,000	155,000
Payments to credit facility	(100,000)	(249,000)
Redemption of senior notes	(100,000)	—
Proceeds from exercise of stock options	232	716
Dividends paid	(370,591)	(21,598)
Payment of employee tax withholdings in exchange for the return of common stock	(19,062)	(2,890)
Deferred financing costs	(1,174)	(3,915)
Other	—	(21)
Net cash used in financing activities	(490,595)	(121,708)
Net change in cash, cash equivalents, and restricted cash	427,684	15,667
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	254,556	24,845
End of period(1)	$682,240	$40,512
Supplemental cash flow disclosure:
Cash paid for interest	$(17,124)	$(1,684)
Cash paid for income taxes	$(59,800)	$—
Changes in working capital related to drilling expenditures	$33	$(22,175)
(1) Includes $0.1 million of restricted cash and consists of funds for road maintenance and repairs that is presented in other noncurrent assets within the accompanying unaudited condensed consolidated balance sheets (“balance sheets”) as of September 30, 2022 and 2021.

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
The December 31, 2021 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the audited consolidated financial statements and related notes included in our 2021 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2022, through the filing date of this report. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year or any other future period.
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
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of September 30, 2022, and through the filing date of this report.

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
Further, Civitas executed warrant agreements to replace the warrants previously issued by Extraction consisting of (i) 3.4 million Tranche A warrants to purchase Civitas Common Stock at an exercise price of $91.91 in whole or in part, at any time or from time to time on or before January 20, 2025, issued pursuant to a warrant agreement by and between Civitas and Broadridge Corporate Issuer Solutions, Inc., as warrant agent (“Broadridge”), dated as of November 1, 2021 (the “Tranche A Warrants”), and (ii) 1.7 million Tranche B warrants to purchase Civitas Common Stock at an exercise price of $104.45 in whole or in part, at any time or from time to time on or before (i) January 20, 2026, issued pursuant to a warrant agreement by and between Civitas and Broadridge, as warrant agent, dated as of November 1, 2021 (the “Tranche B Warrants,” and, together with the Tranche A Warrants, the “Warrants”). A holder of a warrant, in its capacity as such, is not entitled to any rights whatsoever as a stockholder of Civitas, except to the extent expressly provided in the applicable warrant agreement. Please refer to Note 8 - Fair Value Measurements for further discussion.

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

Revenue and earnings of the acquiree
The amount of revenue of HighPoint included in our statement of operations during the three and nine months ended September 30, 2021 was $84.7 million and $159.4 million, respectively, as the HighPoint Merger was completed on April 1, 2021. There was no revenue included in our statement of operations during the three and nine months ended September 30, 2021 related to the Extraction and Crestone Peak mergers as both mergers were completed after September 30, 2021. We determined that disclosing the amount of HighPoint, Extraction, and Crestone Peak related earnings included in the unaudited condensed consolidated statements of operations and comprehensive income (“statements of operations”) is impracticable, as the operations from these mergers were integrated into the operations of the Company from the dates of each acquisition.
Supplemental pro forma financial information
The following unaudited pro forma financial information (in thousands, except per share amounts) represents a summary of the condensed consolidated results of operations for the three and nine months ended September 30, 2021, assuming the HighPoint, Extraction, and Crestone Peak mergers had been completed as of January 1, 2020. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the mergers had been effective as of this date, or of future results, and includes certain non-recurring pro forma adjustments that were directly attributable to the business combinations (in thousands, except per share amounts).

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total revenue	$619,913	$1,713,023
Net income	103,485	859,756
Net income per common share - basic	$1.23	$10.20
Net income per common share - diluted	$1.22	$10.15
Bison Acquisition
On March 1, 2022, the Company completed the acquisition of privately held DJ Basin operator Bison Oil & Gas II, LLC (“Bison”) for merger consideration of approximately $280.4 million (the “Bison Acquisition”). Net assets acquired under the preliminary purchase price allocation were $294.0 million and consequently resulted in a bargain purchase gain of $13.6 million. Because of the immateriality of the Bison Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
Merger transaction costs
Merger transaction costs related to the aforementioned mergers and acquisitions are accounted for separately from the assets acquired and liabilities assumed and are included in merger transaction costs in the statements of operations. The Company incurred merger transaction costs of $1.8 million and $5.6 million during the three months ended September 30, 2022 and 2021, respectively, and $23.8 million and $27.1 million during the nine months ended September 30, 2022 and 2021, respectively.
Acquisition of additional working interests in Company-operated wells
On July 5, 2022, the Company entered into and closed on Purchase and Sale Agreements to acquire additional working interests in certain Company-operated wells for cash consideration of $81.6 million, subject to customary purchase price adjustments.

NOTE 3 - REVENUE RECOGNITION
Oil, natural gas, and natural gas liquid (“NGL”) sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating net revenues:
Oil sales	$653,548	$131,360	$1,981,308	$297,515
Natural gas sales	216,917	24,764	535,918	53,064
NGL sales	137,486	33,839	459,899	69,578
Oil, natural gas, and NGL sales	$1,007,951	$189,963	$2,977,125	$420,157
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
The Company records revenue in the month production is delivered and control is transferred to the purchaser. However, settlement statements and payment may not be received for 30 to 60 days after the date production is delivered and control is transferred. Until such time settlement statements and payment are received, the Company records a revenue accrual based on, amongst other factors, an estimate of the volumes delivered at estimated prices as determined by the applicable contractual terms. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the three and nine months ended September 30, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant. As of September 30, 2022 and December 31, 2021, the Company's receivables from contracts with customers were $337.9 million and $362.3 million, respectively.
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable trade	$15,885	$19,623
Accrued drilling and completion costs	130,397	129,430
Accrued lease operating expense and gathering, transportation, and processing	83,793	19,077
Accrued general and administrative expense	15,927	21,163
Accrued merger transaction costs	—	1,475
Accrued oil and NGL hedging	19,406	26,601
Accrued interest expense	10,509	6,303
Accrued settlement	4,997	20,791
Other accrued expenses	7,806	1,725
Total accounts payable and accrued expenses	$288,720	$246,188

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
The 5.0% Indenture contains covenants that limit, among other things, the Company’s ability to: (i) incur or guarantee additional indebtedness; (ii) create liens securing indebtedness; (iii) pay dividends on or redeem or repurchase stock or subordinated debt; (iv) make specified types of investments and acquisitions; (v) enter into or permit to exist contractual limits on the ability of the Company’s subsidiaries to pay dividends to Civitas Resources; (vi) enter into transactions with affiliates; and (vii) sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 5.0% Indenture as of September 30, 2022, and through the filing of this report. In addition, certain of these covenants will be terminated before the 5.0% Senior Notes mature if at any time no default or event of default exists under the 5.0% Indenture and the 5.0% Senior Notes receive an investment-grade rating from at least two ratings agencies. The 5.0% Indenture also contains customary events of default.
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

The 7.5% Senior Notes and 5.0% Senior Notes are recorded net of unamortized deferred financing costs within the senior notes line item on the accompanying balance sheets. There were no discounts or premiums associated with either issuance. The tables below present the related carrying values as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Principal Amount	Unamortized Deferred Financing Costs	Net Amount
5.0% Senior Notes	$400,000	$7,103	$392,897

	As of December 31, 2021
	Principal Amount	Unamortized Deferred Financing Costs	Net Amount
7.5% Senior Notes	$100,000	$—	$100,000
5.0% Senior Notes	$400,000	$8,290	$391,710
Credit Facility
The Company is party to a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent, and a syndicate of financial institutions (the “Lender Syndicate”), as lenders, that has an aggregate maximum commitment amount of $2.0 billion and matures on November 1, 2025 (with all subsequent amendments, the “Credit Facility” or the “Credit Agreement”).
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
In addition, the Company is subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) a maximum ratio of the Company's consolidated indebtedness (subject to certain exclusions) to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1 and (b) a current ratio, as defined in the agreement, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2022 and through the filing of this report.
On April 20, 2022, the Company entered into an amendment to the Credit Agreement that increased the Company’s borrowing base from $1.0 billion to $1.7 billion and increased the aggregate elected commitments from $800.0 million to $1.0 billion.
In addition, this amendment resulted in the removal and replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”) as a mechanism to determine interest for borrowings made under the Credit Facility using a term-specific SOFR. As a result, borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, either (i) the Alternate Base Rate (“ABR”, for ABR Revolving Credit Loans) plus the applicable margin, or (ii) the term-specific SOFR plus the applicable margin. ABR is established as a rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan as its prime rate, (b) the applicable rate of interest published by the Federal Reserve Bank of New York plus 0.5%, or (c) the term-specific SOFR plus 1.0%, subject to a 1.50% floor plus the applicable margin of 1.00% to 2.00%, based on the utilization of the Credit Facility. Term-specific SOFR is based on one-, three-, or six-month terms as selected by the Company and is subject to a 0.50% floor plus the applicable margin of 2.00% to 3.00%, based on the utilization of the Credit Facility. Interest on borrowings that bear interest at the SOFR shall be payable on the last day of the applicable interest period selected by the Company, and interest on borrowings that bear interest at the ABR shall be payable quarterly in arrears.

On October 27, 2022, and as part of the regularly scheduled, semi-annual borrowing base redetermination under the Credit Facility, the Company’s aggregate elected commitments of $1.0 billion were reaffirmed and borrowing base was increased from $1.7 billion to $1.85 billion. The next scheduled borrowing base redetermination date is set to occur in April 2023.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in thousands):

	October 31, 2022	September 30, 2022	December 31, 2021
Revolving credit facility	$—	$—	$—
Letters of credit	12,100	12,156	21,656
Available borrowing capacity	987,900	987,844	778,344
Total aggregate elected commitments	$1,000,000	$1,000,000	$800,000
In connection with the amendments to the Credit Facility, the Company capitalized a total of approximately $11.9 million in deferred financing costs. Of the total post-amortization net capitalized amounts, (i) $6.3 million and $7.5 million are presented within the other noncurrent assets line item on the accompanying balance sheets as of September 30, 2022 and December 31, 2021, respectively, and (ii) $3.0 million and $2.7 million are presented within the prepaid expenses and other line item on the accompanying balance sheets as of September 30, 2022 and December 31, 2021, respectively.
Interest Expense
For the three months ended September 30, 2022 and 2021, the Company incurred interest expense of $7.5 million and $3.7 million and capitalized zero and $0.6 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred interest expense of $24.7 million and $7.9 million and capitalized zero and $1.2 million, respectively.
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

In May 2022, the Company became aware that Boulder County is alleging new legal theories and requesting termination of the leases previously at issue in the Blue Paintbrush litigation. No formal action has been initiated, but the Company intends to vigorously defend against all claims alleged by Boulder County. If an action is brought by Boulder County, an adverse outcome in any such litigation could result in the Company failing to meet its development objectives in Blue Paintbrush.
Enforcement. Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company believes could exceed $0.3 million. The Company has received Notices of Alleged Violations (“NOAV”) from the COGCC alleging violations of various Colorado statutes and COGCC regulations governing oil and gas operations. The Company has further received notices from the Colorado Air Pollution Control Division. The Company continues to engage in discussions regarding resolution of the alleged violations. As of September 30, 2022 and December 31, 2021, the Company has accrued approximately $1.0 million associated with the NOAVs and Colorado Air Pollution Control Division notices, as they are probable and reasonably estimable.
Commitments
Firm Transportation Agreements. The Company is party to one firm pipeline transportation contract to provide a guaranteed outlet for production on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges on 12,500 barrels (“Bbl”) per day through April 2025, regardless of the amount of pipeline capacity utilized by the Company. The aggregate financial commitment fee over the remaining term was $37.7 million as of September 30, 2022. The Company expects to utilize most, if not all, of the firm capacity on the oil pipeline system.
Minimum Volume Agreement - Oil. The Company is party to a purchase agreement to deliver fixed and determinable quantities of crude oil. Under the terms of the agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering the minimum gross volume commitment of 16,000 Bbls per day over a term ending in 2023. The aggregate financial commitment fee over the remaining term is $12.0 million as of September 30, 2022. Upon notifying the purchaser at least twelve months prior to the expiration date of the agreement, the Company may elect to extend the term of the agreement for up to three additional years. The Company has not, and does not, expect to incur any deficiency payments.
Minimum Volume Agreement - Gas and Other. The Company is party to a long-term gas gathering and processing agreement (the “Gathering Agreement”) with a third-party midstream provider over a term ending in 2029 with an annual minimum volume commitment of 13.0 billion cubic feet of natural gas. The Gathering Agreement also includes a commitment to sell take-in-kind NGLs from other processing agreements of 7,500 Bbls a day through 2026 with the ability to roll forward up to a 10% shortfall in a given month to the subsequent month. The aggregate financial commitment over the remaining term is $141.1 million as of September 30, 2022, which fluctuates with commodity prices as this is a value-based percentage of proceeds sales contract. Based on current projections, the Company may incur approximately $59.0 million of shortfall payments under the Gathering Agreement during the remaining term of approximately seven years; however, the Company is actively engaging alternative strategies to reduce any potential contract deficiencies incurred in future periods.
Additionally, the Company is also party to a gas gathering and processing agreement with several third-party producers and a third-party midstream provider to deliver to two different plants over terms that end in August 2025 and July 2026. The Company’s share of these commitments requires an incremental 51.5 and 20.6 million cubic feet of natural gas (“MMcf”) per day, respectively, over a baseline volume of 65 MMcf per day for a period of seven years following the in-service dates of the plants. The Company may be required to pay a shortfall fee for any incremental volume deficiencies under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other incremental third-party volumes available to the midstream provider that are in excess of the total commitments. Because of the third-party producer reduction provision, we believe that the aggregate financial commitment fee over the remaining term is zero as of September 30, 2022. The Company has not, and does not, expect to incur any deficiency payments.
The Company is also party to additional individually immaterial agreements that require the Company to pay a fee associated with the minimum volumes regardless of the amount delivered. The aggregate financial commitment fee over the remaining term for these contracts was $10.7 million as of September 30, 2022.

The minimum annual payments under these agreements for the next five years as of September 30, 2022 are presented below (in thousands):

	Firm Transportation	Minimum Volume(1)
Remainder of 2022	$3,680	$11,764
2023	14,600	33,192
2024	14,640	23,582
2025	4,800	20,688
2026	—	19,025
2027 and thereafter	—	55,578
Total	$37,720	$163,829
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
The Company records compensation expense associated with the issuance of awards under the LTIP on a straight-line basis over the vesting period based on the fair value of the awards as of the date of grant within general and administrative expense. The following table outlines the compensation expense recorded by type of award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted and deferred stock units	$5,809	$1,561	$14,991	$4,628
Performance stock units	4,435	728	9,478	1,468
Total stock-based compensation	$10,244	$2,289	$24,469	$6,096
As of September 30, 2022, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$21,047	2025
Performance stock units	17,828	2024
Total unrecognized stock-based compensation	$38,875
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

A summary of the status and activity of non-vested RSUs and DSUs for the nine months ended September 30, 2022 is presented below:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	815,062	$42.18
Granted	565,578	51.16
Vested	(628,363)	42.38
Forfeited	(56,764)	39.31
Non-vested, end of period	695,513	$49.54
The fair value of the RSUs and DSUs granted under the LTIP during the nine months ended September 30, 2022 was $28.9 million.
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
As a portion of the 2020 PSUs depend on a performance-based settlement criterion, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company’s expected ROCE performance.
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

A summary of the status and activity of non-vested PSUs for the nine months ended September 30, 2022 is presented below:

	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	319,367	$57.58
Granted	282,224	65.65
Vested	(163,406)	40.90
Forfeited	(48,892)	49.39
Expired	(41,955)	22.77
Non-vested, end of period	347,338	$77.35
___________________________
(1)The number of awards assumes that the associated performance condition is met at the target amount (multiplier of one). The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the performance condition.
The fair value of the PSUs granted under the LTIP during the nine months ended September 30, 2022 was $18.5 million.
The PSUs tied to TSR performance granted in 2019 vested as of December 31, 2021 and were released during the three months ended March 31, 2022 with a 200% distribution of shares to the recipients. The PSUs tied to ROCE performance granted in 2019 expired, with zero distribution of shares to the recipients. In addition, certain PSUs vested during 2022 pursuant to change in control provisions in the applicable award agreements.
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
A summary of the status and activity of non-vested stock options for the nine months ended September 30, 2022 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	25,549	$34.36
Exercised	(6,934)	34.36
Forfeited	(1,218)	34.36
Outstanding, end of period	17,397	$34.36	0.8	$401
Options outstanding and exercisable	17,397	$34.36	0.8	$401
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 was $0.2 million.

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
The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and their classification within the fair value hierarchy (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3
Derivative assets	$—	$8,491	$—
Derivative liabilities	$—	$177,092	$—

	As of December 31, 2021
	Level 1	Level 2	Level 3
Derivative assets	$—	$3,393	$—
Derivative liabilities	$—	$239,763	$—
Long-Term Debt
The 5.0% Senior Notes are recorded at cost, net of any unamortized deferred financing costs. As of September 30, 2022, the fair value of the 5.0% Senior Notes was $362.8 million. This fair value is based on quoted market prices, and as such, is designated as Level 1 within the fair value hierarchy. The recorded value of the Credit Facility approximates its fair value as it bears interest at a floating rate that approximates a current market rate. Please refer to Note 5 - Long-Term Debt for additional information.

Warrants
As discussed in Note 2 - Acquisitions and Divestitures, the Company issued warrants in connection with the Extraction Merger. The warrants issued are indexed to the Company’s common stock and are required to be net share settled via a cashless exercise. The Company evaluated the warrants under authoritative accounting guidance and determined that they should be classified as equity instruments. The Company’s share price traded below the exercise price of the warrants and therefore were not exercisable during the three and nine months ended September 30, 2022.
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
Whenever events or circumstances indicate that the carrying value of proved properties may not be recoverable, the Company uses Level 3 inputs to measure and record impairment at fair value. There were no proved property impairments during the three and nine months ended September 30, 2022 and 2021.
Impairments of Unproved Properties
Unproved properties are routinely evaluated for continued capitalization or impairment. On a quarterly basis, management assesses undeveloped leasehold costs for impairment by considering, among other things, remaining lease terms, future drilling plans and capital availability to execute such plans, commodity price outlooks, recent operational results, reservoir performance and geology, and estimated acreage value based on prices received for similar, recent acreage transactions by the Company or other market participants. No abandonment and impairment of unproved properties expense was recorded during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, the Company incurred abandonment and impairment of unproved properties expense of $18.0 million and $2.2 million, respectively.
NOTE 9 - DERIVATIVES
The Company periodically enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices for its expected future oil, natural gas, and NGL production and the associated impact on cash flows. The Company's commodity derivative contracts consist of swap and collar arrangements as well as Roll Differential swaps. As of September 30, 2022, all derivative counterparties were members of the Credit Facility lender group and all commodity derivative contracts are entered into for other-than-trading purposes. The Company does not designate its commodity derivative contracts as hedging instruments.
In a typical swap arrangement, if the agreed upon published third-party index price (“index price”) is lower than the fixed contract price at the time of settlement, the Company receives the difference between the index price and the fixed contract price. If the index price is higher than the fixed contact price at the time of settlement, the Company pays the difference between the index price and the fixed contract price. In a fixed for floating swap arrangement, if the index price is lower than the fixed contract price at the time of settlement, the Company pays the difference between the index price and the fixed contract price. If the index price is higher than the fixed contact price at the time of settlement, the Company receives the difference between the index price and the fixed contract price.
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
As of September 30, 2022, the Company had entered into the following commodity price derivative contracts:

	Contract Period
	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	2024
Oil Derivatives (volumes in Bbl/day and prices in $/Bbls)
Swaps
NYMEX WTI Volumes	10,543	1,320	1,205	1,053	984	1,019
Weighted-Average Contract Price	$51.94	$74.29	$73.49	$70.92	$70.61	$66.78
Swaps (Fixed for Floating) (1)
NYMEX WTI Volumes	9,538	—	—	—	—	—
Weighted-Average Contract Price	$77.55	$—	$—	$—	$—	$—
Two-Way Collars
NYMEX WTI Volumes	9,131	1,054	—	—	—	—
Weighted-Average Ceiling Price	$67.38	$72.70	$—	$—	$—	$—
Weighted-Average Floor Price	$42.39	$40.00	$—	$—	$—	$—
Three-Way Collars
NYMEX WTI Volumes	—	1,721	1,436	1,302	1,172	143
Weighted-Average Ceiling Price	$—	$58.75	$57.69	$57.48	$56.49	$56.25
Weighted-Average Floor Price	$—	$49.31	$48.10	$47.91	$49.04	$45.00
Weighted-Average Sold Put Price	$—	$39.25	$37.70	$37.41	$39.04	$35.00
Roll Differential Swaps (2)
NYMEX WTI Volumes	2,000	—	—	—	—	—
Weighted-Average Contract Price	$0.22	$—	$—	$—	$—	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/million British thermal units (“MMBtu”))
Swaps
NYMEX HH Volumes	57,720	47,368	46,374	46,120	45,947	24,148
Weighted-Average Contract Price	$2.92	$2.65	$2.64	$2.61	$2.60	$2.70
CIG Volumes	10,000	—	—	—	—	—
Weighted-Average Contract Price	$2.13	$—	$—	$—	$—	$—
Two-Way Collars
NYMEX HH Volumes	79,148	9,558	1,563	1,887	1,756	1,033
Weighted-Average Ceiling Price	$3.69	$3.23	$2.78	$2.96	$2.96	$3.05
Weighted-Average Floor Price	$2.60	$2.03	$2.21	$2.34	$2.38	$2.38
Three-Way Collars
NYMEX HH Volumes	127	899	505	—	—	303
Weighted-Average Ceiling Price	$2.74	$3.19	$3.33	$—	$—	$3.49
Weighted-Average Floor Price	$2.50	$2.50	$2.50	$—	$—	$2.50
Weighted-Average Sold Put Price	$2.00	$2.00	$2.00	$—	$—	$2.00
NGL Derivatives (volumes in Bbls/day and prices in $/Bbl)
Swaps
OPIS Basket Volumes	4,000	—	—	—	—	—
Weighted-Average Contract Price	$20.22	$—	$—	$—	$—	$—
______________________________
(1) During the third quarter of 2022, the Company entered into fixed for floating swaps to achieve a fixed settlement of $30.71 per Bbl on the majority of its fourth quarter 2022 oil swap positions (weighted-average contract price of $46.84 per Bbl).
(2) The weighted-average differential represents the amount of reduction to NYMEX WTI prices for the notional volumes covered by the swap contracts.

Derivative Assets and Liabilities Fair Value
The Company’s commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Derivative Assets:
Commodity contracts - current	$5,727	$3,393
Commodity contracts - noncurrent	2,764	—
Total derivative assets	8,491	3,393
Amounts not offset in the accompanying balance sheets	(8,491)	(3,393)
Total derivative assets, net	$—	$—

Derivative Liabilities:
Commodity contracts - current	$(144,176)	$(219,804)
Commodity contracts - long-term	(32,916)	(19,959)
Total derivative liabilities	(177,092)	(239,763)
Amounts not offset in the accompanying balance sheets	8,491	3,393
Total derivative liabilities, net	$(168,601)	$(236,370)
The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative cash settlement loss:
Oil contracts	$(67,623)	$(19,838)	$(307,563)	$(41,454)
Gas contracts	(66,610)	(6,708)	(149,485)	(9,082)
NGL contracts	(9,678)	—	(35,072)	—
Total derivative cash settlement loss	(143,911)	(26,546)	(492,120)	(50,536)
Change in fair value gain (loss)	153,192	(9,678)	133,258	(83,077)
Total derivative gain (loss)	$9,281	$(36,224)	$(358,862)	$(133,613)

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

A roll-forward of the Company's asset retirement obligation is as follows (in thousands):

Amount
Balance as of December 31, 2021	$225,315
Additional liabilities incurred	2,718
Accretion expense	12,254
Liabilities settled	(14,720)
Balance as of September 30, 2022	$225,567
Current portion	24,000
Long-term portion	$201,567
NOTE 11 - EARNINGS PER SHARE
Earnings per basic and diluted share are calculated under the treasury stock method. Basic net income per common share is calculated by dividing net income by the basic weighted-average common shares outstanding for the respective period. Diluted net income per common share is calculated by dividing net income by the diluted weighted-average common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities consist of unvested RSUs, DSUs, PSUs as well as outstanding in-the-money stock options and warrants. When the Company recognizes a loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted earnings per share.
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
The following table sets forth the calculations of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$405,752	$40,659	$966,212	$15,221

Basic net income per common share	$4.77	$1.32	$11.37	$0.55
Diluted net income per common share	$4.74	$1.31	$11.30	$0.55

Weighted-average shares outstanding - basic	85,069	30,849	84,968	27,485
Add: dilutive effect of contingent stock awards	485	289	527	354
Weighted-average shares outstanding - diluted	85,554	31,138	85,495	27,839
There were 109,519 and 115,448 shares that were anti-dilutive for the three months ended September 30, 2022 and 2021, respectively. There were 68,171 and 81,142 shares that were anti-dilutive for the nine months ended September 30, 2022 and 2021, respectively.
The exercise price of the Company's warrants was in excess of the Company's stock price during the three and nine months ended September 30, 2022; therefore, they were excluded from the earnings per share calculation.

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
The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available (both positive and negative) evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of the HighPoint Merger, the Company recorded a valuation allowance of $48.1 million during 2021 against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Code. The net deferred tax liability as of September 30, 2022 was $221.9 million, and the net deferred tax asset as of December 31, 2021 was $22.3 million. Additionally, income tax payable under current liabilities as of September 30, 2022 was $18.9 million. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, equity-based compensation, and other permanent differences including bargain purchase gain. During the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of $136.3 million and $15.6 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $312.2 million and $5.2 million, respectively.
The Company had no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company’s tax position taken thus far in 2022.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax (“Corporate AMT”) for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. The Company is evaluating the potential impact of the Corporate AMT on our current income tax expense and income taxes payable; however, we currently do not believe this will materially affect our income taxes paid for the 2023 tax year.

NOTE 13 - LEASES
The Company’s right-of-use assets and lease liabilities are recognized on the accompanying balance sheets based on the present value of the expected lease payments over the lease term. The following table summarizes the asset classes of the Company’s operating leases (in thousands):

	September 30, 2022	December 31, 2021
Operating Leases
Field equipment(1)	$18,524	$29,312
Corporate leases	8,956	9,484
Vehicles	670	1,089
Total right-of-use asset	$28,150	$39,885

Field equipment(1)	$18,524	$29,312
Corporate leases	9,544	9,870
Vehicles	670	1,089
Total lease liability	$28,738	$40,271
____________________________
(1) Includes compressors, certain natural gas processing equipment, and other field equipment.
Future commitments by year for the Company’s leases with a lease term of one year or more as of September 30, 2022 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the accompanying balance sheets as follows (in thousands):

Operating Leases
Remainder of 2022	$5,000
2023	13,737
2024	5,414
2025	2,067
2026	1,775
Thereafter	2,369
Total lease payments	30,362
Less: imputed interest	(1,624)
Total lease liability	$28,738

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
Financial and Operating Results
Our financial and operational results include:
•Crude oil equivalent sales volumes increased 303% for the three months ended September 30, 2022 when compared to the same period during 2021 primarily due to the Extraction and Crestone Peak mergers as well as the Bison Acquisition;
•General and administrative expense per barrel of oil equivalent (“Boe”) decreased by 21% for the three months ended September 30, 2022 when compared to the same period during 2021 due to the synergies achieved through the Extraction and Crestone Peak mergers as well as the Bison Acquisition;
•Lease operating expense per Boe decreased by 3% for the three months ended September 30, 2022 when compared to the same period during 2021;
•Total liquidity was $1.7 billion as of September 30, 2022, consisting of cash on hand plus funds available under our Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash dividends of $150.8 million, or $1.7625 per share, declared and paid during the three months ended September 30, 2022;
•Cash flows provided by operating activities for the nine months ended September 30, 2022 were $2.0 billion, as compared to $192.2 million during the nine months ended September 30, 2021. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Capital expenditures, inclusive of accruals, were $710.2 million during the nine months ended September 30, 2022, of which $55.7 million represents land and midstream capital expenditures.
Midstream Assets
The Company’s midstream assets provide reliable gathering, treating, and storage for the Company’s operated production while reducing facility site footprints, leading to more cost-efficient operations and reduced emissions and surface disturbance per Boe produced. Additionally, this infrastructure helps ensure that the Company’s production is not constrained by any single midstream service provider. The net book value of the Company’s midstream assets was $313.9 million as of September 30, 2022.

Current Events and Outlook
Oil and natural gas prices continue to be impacted by efforts to contain COVID-19, uncertainty regarding the depth and duration of the post-pandemic economic recovery and changes to OPEC+ production levels. In addition, Russia’s invasion of Ukraine has led to regional instability. Although Russian export volumes of oil and gas have been only modestly impacted so far, uncertainty regarding potential future impacts of sanctions and buyer aversion to Russian hydrocarbons presents significant risk to future supply and demand balances. Furthermore, the economy is experiencing elevated inflation levels as a result of global supply and demand imbalances resulting from COVID-19. Inflationary pressures could result in increases to our capital and operating expenses that are not fixed and could impact the cost of oilfield services, equipment, and personnel retention, among other things. Increases in interest rates as a result of inflation and a resulting potentially recessionary economic environment in the United States could also have a negative effect on the demand for oil and natural gas. The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil and natural gas supply and demand, which in turn has increased the volatility of oil and natural gas prices. While WTI oil prices have recovered to pre-pandemic levels, averaging approximately $98 per Bbl during the first nine months of 2022, in light of uncertainty associated with oil and natural gas demand, future monetary policy relating to inflationary pressures, and governmental policies aimed at transitions toward lower carbon energy, we cannot predict any future volatility in or levels of commodity prices or demand for oil and natural gas.
On April 1, 2021, we acquired HighPoint, and on November 1, 2021, we merged with Extraction and Crestone Peak. Additionally, on March 1, 2022, we acquired Bison. The Company believes it has successfully integrated the operations, production, and accounting databases derived from each of these mergers and acquisitions.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$653,831	$131,103	$522,728	399%
Natural gas sales(2)	215,853	23,387	192,466	823%
NGL sales	137,486	33,838	103,648	306%
Product revenue	$1,007,170	$188,328	$818,842	435%

Sales Volumes:
Crude oil (MBbls)	7,234.3	2,036.4	5,197.9	255%
Natural gas (MMcf)	29,192.8	6,647.5	22,545.3	339%
NGL (MBbls)	4,118.5	880.2	3,238.3	368%
Crude oil equivalent (MBoe)(3)	16,218.3	4,024.5	12,193.8	303%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$90.38	$64.38	$26.00	40%
Natural gas (per Mcf)	$7.39	$3.52	$3.87	110%
NGL (per Bbl)	$33.38	$38.44	$(5.06)	(13)%
Crude oil equivalent (per Boe)(3)	$62.10	$46.80	$15.30	33%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$81.03	$54.64	$26.39	48%
Natural gas (per Mcf)	$5.11	$2.51	$2.60	104%
NGL (per Bbl)	$31.03	$38.44	$(7.41)	(19)%
Crude oil equivalent (per Boe)(3)	$53.23	$40.20	$13.03	32%
_____________________________
(1)Crude oil sales excludes $(0.3) million and $0.2 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2022 and 2021, respectively.
(2)Natural gas sales excludes $1.1 million and $1.4 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2022 and 2021, respectively.
(3)Determined using the ratio of 6 thousand cubic feet (“Mcf”) of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the three months ended September 30, 2022, the derivative cash settlement loss for oil, natural gas, and NGLs was $67.6 million, $66.6 million, and $9.7 million, respectively. For the three months ended September 30, 2021, the derivative cash settlement loss for oil and natural gas was $19.8 million and $6.7 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 435% to $1.0 billion for the three months ended September 30, 2022 compared to $188.3 million for the three months ended September 30, 2021. The increase was largely due to a 303% increase in sales volumes and a $15.30, or 33%, increase in oil equivalent pricing, excluding the impact of derivatives. The increase in sales volumes is due to the Extraction and Crestone Peak mergers that closed on November 1, 2021, and the Bison Acquisition that closed on March 1, 2022. Additionally, we turned 168 gross wells to sales during the twelve-month period ending September 30, 2022.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Three Months Ended September 30,
	2022	2021	Change	Percent Change
Operating Expenses:
Lease operating expense	$45,063	$11,560	$33,503	290%
Midstream operating expense	9,214	3,163	6,051	191%
Gathering, transportation, and processing	84,482	14,105	70,377	499%
Severance and ad valorem taxes	85,029	9,205	75,824	824%
Exploration	4,355	1,513	2,842	188%
Depreciation, depletion, and amortization	212,070	35,604	176,466	496%
Unused commitments	193	3,364	(3,171)	(94)%
Bad debt expense (recovery)	(11)	279	(290)	(104)%
Merger transaction costs	1,814	5,580	(3,766)	(67)%
General and administrative expense	37,296	11,724	25,572	218%
Operating expenses	$479,505	$96,097	$383,408	399%

Selected Costs ($ per Boe):
Lease operating expense	$2.78	$2.87	$(0.09)	(3)%
Midstream operating expense	0.57	0.79	(0.22)	(28)%
Gathering, transportation, and processing	5.21	3.50	1.71	49%
Severance and ad valorem taxes	5.24	2.29	2.95	129%
Exploration	0.27	0.38	(0.11)	(29)%
Depreciation, depletion, and amortization	13.08	8.85	4.23	48%
Unused commitments	0.01	0.84	(0.83)	(99)%
Bad debt expense (recovery)	—	0.07	(0.07)	(100)%
Merger transaction costs	0.11	1.39	(1.28)	(92)%
General and administrative expense	2.30	2.91	(0.61)	(21)%
Operating expenses	$29.57	$23.89	$5.68	24%
Lease operating expense.  Our lease operating expense increased $33.5 million, or 290%, to $45.1 million for the three months ended September 30, 2022 from $11.6 million for the three months ended September 30, 2021, and decreased 3% on an equivalent basis per Boe. Lease operating expense increased on an aggregate basis as a result of the Extraction and Crestone Peak mergers as well as the Bison Acquisition. Lease operating expense per Boe decreased as a result of the synergies achieved through the aforementioned mergers.
Midstream operating expense. Our midstream operating expense increased $6.0 million, or 191%, to $9.2 million for the three months ended September 30, 2022 from $3.2 million for the three months ended September 30, 2021, and decreased 28% on an equivalent basis per Boe. Midstream operating expense increased on an aggregate basis due to the acquisition of certain midstream assets through the Crestone Peak Merger. Conversely, while certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed and thereby result in a decrease in midstream operating expense per Boe period over period.
Gathering, transportation, and processing. Gathering, transportation, and processing expense increased $70.4 million, or 499%, to $84.5 million for the three months ended September 30, 2022 from $14.1 million for the three months ended September 30, 2021, and increased 49% on an equivalent basis per Boe. Sales volumes have a direct correlation to gathering, transportation, and processing expense and increased 303% during the comparable periods. Additionally, we are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have further contributed to the increase in gathering, transportation, and processing expense. Finally, the Company continually monitors for the best sales volumes outlet and thereby incurred increased gathering, transportation, and processing expense during the three months ended September 30, 2022 relative to oil differentials (that would otherwise be recorded as a direct reduction of revenue) in order to receive an improvement in net margins.

Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $75.8 million, or 824%, to $85.0 million for the three months ended September 30, 2022 from $9.2 million for the three months ended September 30, 2021, and increased 129% on an equivalent basis per Boe. Severance and ad valorem taxes primarily correlate to revenues, which increased by 435% for the three months ended September 30, 2022 when compared to the same period in 2021. Additionally, through the Extraction and Crestone Peak mergers, we now operate in certain taxing districts with incrementally higher severance and ad valorem tax rates that are thereby contributing to the aggregate increase in severance and ad valorem taxes.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $176.5 million, or 496%, to $212.1 million for the three months ended September 30, 2022 from $35.6 million for the three months ended September 30, 2021, and increased 48% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense is the result of (i) a $4.8 billion increase in the depletable property base primarily due to the Extraction and Crestone Peak mergers as well as the Bison Acquisition and (ii) a 303% increase in production between the comparable periods.
Unused commitments. During the three months ended September 30, 2022, we incurred $0.2 million in unused commitments primarily due to certain deficiency payments incurred under a minimum volume water commitment. During the three months ended September 30, 2021, we incurred $3.4 million in unused commitments primarily due to the assumption of two firm natural gas pipeline transportation contracts in the HighPoint Merger to provide a guaranteed outlet for production from properties HighPoint had previously sold. Both firm transportation contracts, which expired on July 31, 2021, required us to pay transportation charges regardless of the amount of pipeline capacity utilized.
Merger transaction costs. During the three months ended September 30, 2022, we incurred $1.8 million in legal, advisor, and other costs associated with the Extraction and Crestone Peak mergers. During the three months ended September 30, 2021, we incurred $5.6 million in legal, advisor, and other costs associated with the HighPoint, Extraction, and Crestone Peak mergers. Merger transaction costs include zero and $0.6 million of severance payments associated with merger activity for the three months ended September 30, 2022 and 2021, respectively.
General and administrative expense. Our general and administrative expense increased $25.6 million, or 218%, to $37.3 million for the three months ended September 30, 2022 from $11.7 million for the three months ended September 30, 2021, and decreased 21% on an equivalent basis per Boe. The primary drivers of the aggregate increase relate to an increase in salaries, benefits, and stock compensation expense associated with the Extraction and Crestone Peak mergers and an increase in charitable contributions. General and administrative expense per Boe decreased due to oil equivalent sales volumes being 303% higher during the three months ended September 30, 2022 as compared to the same period in 2021.
Derivative gain (loss).  Our derivative gain for the three months ended September 30, 2022 was $9.3 million as compared to a loss of $36.2 million for the three months ended September 30, 2021. Our derivative gain for the three months ended September 30, 2022 is due to fair market value adjustments caused by market prices being lower relative to our future contracted hedge prices, partially offset by settlement losses caused by market prices being higher than our current contracted hedge prices. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended September 30, 2022 and 2021 was $7.5 million and $3.0 million, respectively. Average debt outstanding for the three months ended September 30, 2022 and 2021 was $400.0 million and $86.8 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Senior Notes	$5,000	$1,875
Credit Facility	—	777
Commitment and letter of credit fees under the Credit Facility	1,329	577
Amortization of deferred financing costs	1,139	437
Capitalized interest	—	(641)
Total interest expense	$7,468	$3,025

The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$1,981,015	$296,826	$1,684,189	567%
Natural gas sales(2)	533,581	50,451	483,130	958%
NGL sales	459,899	69,578	390,321	561%
Product revenue	$2,974,495	$416,855	$2,557,640	614%

Sales Volumes:
Crude oil (MBbls)	20,666.2	4,884.3	15,781.9	323%
Natural gas (MMcf)	84,882.7	16,267.0	68,615.7	422%
NGL (MBbls)	11,660.8	2,156.9	9,503.9	441%
Crude oil equivalent (MBoe)(3)	46,474.1	9,752.4	36,721.7	377%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$95.86	$60.77	$35.09	58%
Natural gas (per Mcf)	$6.29	$3.10	$3.19	103%
NGL (per Bbl)	$39.44	$32.26	$7.18	22%
Crude oil equivalent (per Boe)(3)	$64.00	$42.74	$21.26	50%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$80.98	$52.28	$28.70	55%
Natural gas (per Mcf)	$4.53	$2.54	$1.99	78%
NGL (per Bbl)	$36.43	$32.26	$4.17	13%
Crude oil equivalent (per Boe)(3)	$53.41	$37.56	$15.85	42%
_____________________________
(1)Crude oil sales excludes $0.3 million and $0.7 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2022 and 2021, respectively.
(2)Natural gas sales excludes $2.3 million and $2.6 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2022 and 2021, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the nine months ended September 30, 2022, the derivative cash settlement loss for oil, natural gas, and NGLs was $307.6 million, $149.5 million, and $35.1 million, respectively. For the nine months ended September 30, 2021, the derivative cash settlement loss for oil and natural gas was $41.5 million and $9.1 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 614% to $3.0 billion for the nine months ended September 30, 2022 compared to $416.9 million for the nine months ended September 30, 2021. The increase was largely due to a 377% increase in sales volumes and a $21.26, or 50%, increase in oil equivalent pricing, excluding the impact of derivatives. The increase in sales volumes is due to the HighPoint Merger that closed on April 1, 2021, the Extraction and Crestone Peak mergers that closed on November 1, 2021, and the Bison Acquisition that closed on March 1, 2022. Additionally, we turned 168 gross wells to sales during the twelve-month period ending September 30, 2022.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Nine Months Ended September 30,
	2022	2021	Change	Percent Change
Operating Expenses:
Lease operating expense	$122,959	$28,649	$94,310	329%
Midstream operating expense	22,395	11,314	11,081	98%
Gathering, transportation, and processing	214,404	32,793	181,611	554%
Severance and ad valorem taxes	234,203	23,622	210,581	891%
Exploration	6,436	5,156	1,280	25%
Depreciation, depletion, and amortization	601,449	89,433	512,016	573%
Abandonment and impairment of unproved properties	17,975	2,215	15,760	712%
Unused commitments	2,700	7,692	(4,992)	(65)%
Bad debt expense (recovery)	(7)	279	(286)	(103)%
Merger transaction costs	23,766	27,121	(3,355)	(12)%
General and administrative expense	102,682	33,119	69,563	210%
Operating expenses	$1,348,962	$261,393	$1,087,569	416%

Selected Costs ($ per Boe):
Lease operating expense	$2.65	$2.94	$(0.29)	(10)%
Midstream operating expense	0.48	1.16	(0.68)	(59)%
Gathering, transportation, and processing	4.61	3.36	1.25	37%
Severance and ad valorem taxes	5.04	2.42	2.62	108%
Exploration	0.14	0.53	(0.39)	(74)%
Depreciation, depletion, and amortization	12.94	9.17	3.77	41%
Abandonment and impairment of unproved properties	0.39	0.23	0.16	70%
Unused commitments	0.06	0.79	(0.73)	(92)%
Bad debt expense (recovery)	—	0.03	(0.03)	(100)%
Merger transaction costs	0.51	2.78	(2.27)	(82)%
General and administrative expense	2.21	3.40	(1.19)	(35)%
Operating expenses	$29.03	$26.81	$2.22	8%
Lease operating expense.  Our lease operating expense increased $94.3 million, or 329%, to $123.0 million for the nine months ended September 30, 2022 from $28.7 million for the nine months ended September 30, 2021, and decreased 10% on an equivalent basis per Boe. Lease operating expense increased on an aggregate basis as a result of the HighPoint, Extraction, and Crestone Peak mergers as well as the Bison Acquisition. Lease operating expense per Boe decreased as a result of the synergies achieved through the aforementioned mergers.
Midstream operating expense. Our midstream operating expense increased $11.1 million, or 98%, to $22.4 million for the nine months ended September 30, 2022 from $11.3 million for the nine months ended September 30, 2021, and decreased 59% on an equivalent basis per Boe. Midstream operating expense increased on an aggregate basis due to the acquisition of certain midstream assets through the HighPoint and Crestone Peak mergers. Conversely, while certain midstream operating expenses correlate to sales volumes, the majority of the costs, such as compression, are fixed and thereby result in a decrease in midstream operating expense per Boe period over period.

Gathering, transportation, and processing. Gathering, transportation, and processing expense increased $181.6 million, or 554%, to $214.4 million for the nine months ended September 30, 2022 from $32.8 million for the nine months ended September 30, 2021, and increased 37% on an equivalent basis per Boe. Sales volumes have a direct correlation to gathering, transportation, and processing expense and increased 377% during the comparable periods. Additionally, we are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have further contributed to the increase in gathering, transportation, and processing expense. Finally, the Company continually monitors for the best sales volumes outlet and thereby incurred increased gathering, transportation, and processing expense during the nine months ended September 30, 2022 relative to oil differentials (that would otherwise be recorded as a direct reduction of revenue) in order to receive an improvement in net margins.
Severance and ad valorem taxes.  Our severance and ad valorem taxes increased $210.6 million, or 891%, to $234.2 million for the nine months ended September 30, 2022 from $23.6 million for the nine months ended September 30, 2021, and increased 108% on an equivalent basis per Boe. Severance and ad valorem taxes primarily correlate to revenues, which increased by 614% for the nine months ended September 30, 2022 when compared to the same period in 2021. Additionally, through the Extraction and Crestone Peak mergers, we now operate in certain taxing districts with incrementally higher severance and ad valorem tax rates that are thereby contributing to the aggregate increase in severance and ad valorem taxes.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $512.0 million, or 573%, to $601.4 million for the nine months ended September 30, 2022 from $89.4 million for the nine months ended September 30, 2021, and increased 41% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense is the result of (i) a $4.8 billion increase in the depletable property base primarily due to the Extraction and Crestone Peak mergers as well as the Bison Acquisition and (ii) a 377% increase in production between the comparable periods.
Abandonment and impairment of unproved properties. During the nine months ended September 30, 2022, we incurred $18.0 million in abandonment and impairment of unproved properties due the Company’s assessment of its locations and replacement of non-core legacy locations with newly acquired locations. During the nine months ended September 30, 2021, we incurred $2.2 million in abandonment and impairment of unproved properties due to the reassessment of estimated probable and possible reserve locations based primarily upon economic viability and the expiration of non-core leases.
Unused commitments. During the nine months ended September 30, 2022, we incurred $2.7 million in unused commitments primarily due to certain deficiency payments incurred under a minimum volume crude oil and a minimum volume water commitment. During the nine months ended September 30, 2021, we incurred $7.7 million in unused commitments primarily due to the assumption of two firm natural gas pipeline transportation contracts in the HighPoint Merger to provide a guaranteed outlet for production from properties HighPoint had previously sold. Both firm transportation contracts, which expired on July 31, 2021, required us to pay transportation charges regardless of the amount of pipeline capacity utilized.
Merger transaction costs. During the nine months ended September 30, 2022 and 2021, we incurred $23.8 million and $27.1 million, respectively, in legal, advisor, and other costs associated with the HighPoint, Extraction, and Crestone Peak mergers as well as the Bison Acquisition. Merger transaction costs include $7.6 million and $1.7 million of severance payments associated with merger activity for the nine months ended September 30, 2022 and 2021, respectively.
General and administrative expense. Our general and administrative expense increased $69.6 million, or 210%, to $102.7 million for the nine months ended September 30, 2022 from $33.1 million for the nine months ended September 30, 2021, and decreased 35% on an equivalent basis per Boe. The primary drivers of the aggregate increase relate to an increase in salaries, benefits, and stock compensation expense associated with the HighPoint, Extraction, and Crestone Peak mergers and an increase in charitable contributions. General and administrative expense per Boe decreased due to oil equivalent sales volumes being 377% higher during the nine months ended September 30, 2022 as compared to the same period in 2021.
Derivative loss.  Our derivative loss for the nine months ended September 30, 2022 was $358.9 million as compared to a loss of $133.6 million for the nine months ended September 30, 2021. Our derivative loss for the nine months ended September 30, 2022 is due to settlement losses caused by market prices being higher than our current contracted hedge prices, partially offset by fair market value adjustments caused by market prices being lower relative to our future contracted hedge prices. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.

Interest expense.  Our interest expense for the nine months ended September 30, 2022 and 2021 was $24.7 million and $6.7 million, respectively. Average debt outstanding for the nine months ended September 30, 2022 and 2021 was $447.4 million and $70.3 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Senior Notes	$17,521	$3,750
Credit Facility	116	1,937
Commitment and letter of credit fees under the Credit Facility	3,694	1,232
Amortization of deferred financing costs	3,319	963
Capitalized interest	—	(1,197)
Total interest expense	$24,650	$6,685
Liquidity and Capital Resources
The Company's anticipated sources of liquidity include cash from operating activities, borrowings under the Credit Facility, potential proceeds from sales of assets, and potential proceeds from equity and/or debt capital markets transactions. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, the impact of inflation and monetary policy, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors.
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
As of September 30, 2022, our liquidity was $1.7 billion, consisting of cash on hand of $682.1 million and $987.8 million of available borrowing capacity on our Credit Facility. Please refer to Note 5 - Long-Term Debt under Part I, Item 1 of this report for additional discussion.
During the three months ended September 30, 2022, there were no borrowings on our Credit Facility. As of September 30, 2022 and as of the date of filing, we had zero outstanding on our Credit Facility.
On April 20, 2022, the Company entered into an amendment to the Credit Agreement that increased the Company's borrowing base from $1.0 billion to $1.7 billion and the aggregate elected commitment amount from $800.0 million to $1.0 billion. On October 27, 2022, and as part of the regularly scheduled, semi-annual borrowing base redetermination under the Credit Facility, the Company’s aggregate elected commitments of $1.0 billion were reaffirmed and borrowing base was increased from $1.7 billion to $1.85 billion. Additionally, on May 1, 2022, we exercised an optional redemption on the 7.5% Senior Notes to redeem the full amount outstanding of $100.0 million. Please refer to Note 5 - Long-Term Debt under Part I, Item 1 of this report for additional information.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$1,964,863	$192,243
Net cash used in investing activities	(1,046,584)	(54,868)
Net cash used in financing activities	(490,595)	(121,708)
Cash, cash equivalents, and restricted cash	682,240	40,512
Acquisition of oil and gas properties	(374,769)	(620)
Exploration and development of oil and gas properties	(708,958)	(104,207)
Cash flows provided by operating activities
For the nine months ended September 30, 2022 and 2021, the cash receipts and disbursements were attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.

Cash flows provided by (used in) investing activities
Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was primarily driven by $709.0 million and $104.2 million, respectively, on the exploration and development of oil and gas properties. Additionally, we invested $374.8 million and $0.6 million in acquisitions of oil and gas properties, partially offset by cash acquired of $44.3 million and $49.8 million during the nine months ended September 30, 2022 and 2021, respectively.
Cash flows used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2022 and 2021 was $490.6 million and $121.7 million, respectively. The change was primarily due to increased dividends paid of $349.0 million, the optional redemption of the 7.5% Senior Notes principal of $100.0 million, and increased payments of employee tax withholdings in exchange for the return of common stock of $16.2 million, partially offset by a decrease in net payments on the Credit Facility of $94.0 million.
Non-GAAP Financial Measures
Adjusted EBITDAX represents earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash and non-recurring charges. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we present because we believe it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Facility based on adjusted EBITDAX ratios. See Note 5 - Long-Term Debt under Part I, Item 1 of this report for more information about financial covenants under our Credit Facility. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of adjusted EBITDAX (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$405,752	$40,659	$966,212	$15,221
Exploration	4,355	1,513	6,436	5,156
Depreciation, depletion, and amortization	212,070	35,604	601,449	89,433
Abandonment and impairment of unproved properties	—	—	17,975	2,215
Stock-based compensation(1)	10,244	2,289	24,469	6,096
Non-recurring general and administrative expense(1)	5,481	150	11,816	1,444
Merger transaction costs	1,814	5,580	23,766	27,121
Unused commitments	193	3,364	2,700	7,692
(Gain) loss on property transactions, net	938	(951)	(15,859)	(951)
Interest expense	7,468	3,025	24,650	6,685
Derivative (gain) loss	(9,281)	36,224	358,862	133,613
Derivative cash settlements loss	(143,911)	(26,546)	(492,120)	(50,536)
Income tax expense	136,338	15,596	312,163	5,160
Adjusted EBITDAX	$631,461	$116,507	$1,842,519	$248,349
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
Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2021 Form 10-K. During the three months ended September 30, 2022, there were no significant changes in the application of critical accounting policies.
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
Interest Rates
As of September 30, 2022 and on the filing date of this report, we had a zero balance on our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an Alternate Base Rate or Secured Overnight Financing Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of September 30, 2022 and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants under the Credit Facility.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factor supplements the risk factors included in our 2021 Form 10-K:
Continuing or worsening inflationary pressures and associated changes in monetary policy may result in increases to the cost of our goods, services, and personnel, which in turn could cause our capital expenditures and operating costs to rise.
The U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures may result in increases to the costs of our oilfield goods, services, and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could cause the U.S. Federal Reserve and other central banks to continue to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which, or the combination thereof, could hurt the financial and operating results of our business.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of securities. There were no sales of unregistered equity securities during the three month period ended September 30, 2022.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2022.

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased(1)	Paid per Share	Plans or Programs	or Programs
July 1, 2022 - July 31, 2022	—	$—	—	—
August 1, 2022 - August 31, 2022	51,455	$60.95	—	—
September 1, 2022 - September 30, 2022	1,515	$61.87	—	—
Total	52,970	$61.09	—	—
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
Dividend Policy. In May 2021, we announced the initiation of a quarterly base cash dividend on our common stock. In March 2022, the Board approved the initiation of a quarterly variable cash dividend in addition to the aforementioned base dividend, equal to 50% of free cash flow after the base cash dividend for the preceding twelve-month period and pro forma for all acquisition and divestiture activity, assuming pro forma compliance with certain leverage targets. During the nine months ended September 30, 2022, the quarterly base dividend was $0.45 per share of common stock ($1.85 annually) and was increased to $0.50 per share of common stock ($2.00 annually) beginning in the fourth quarter of 2022.

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
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On October 26, 2022, the Civitas Resources, Inc. (the “Company”) announced that its Board of Directors (the “Board”) had approved and recommended for adoption by its stockholders at the Company’s 2023 annual meeting of stockholders certain amendments to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). If adopted, the amendments to the Certificate of Incorporation would, among other things: (i) allow special meetings to be called at request of holders of 15% of the Company’s outstanding common stock who have held such shares for at least one year, subject to certain conditions; (ii) allow stockholders to act by written consent, subject to certain conditions; and (iii) allow stockholders to fill vacancies in the Board resulting from the removal of directors. Further details about the proposed amendments to the Certificate of Incorporation will be included in the Company’s proxy statement for its 2023 annual meeting.
On October 26, 2022, the Board also adopted and approved, effective immediately, amended and restated bylaws (as amended, the “Sixth Amended and Restated Bylaws”) of the Company. The Sixth Amended and Restated Bylaws, among other things:
a.provide for majority voting in uncontested director elections, instead of plurality voting;
b.provide for “proxy access” that allows a stockholder, or a group of stockholders, owning at least three percent of the Company’s outstanding stock continuously for at least three years, with no limit on stockholders who may aggregate ownership, to nominate and include in the Company’s annual meeting proxy materials director nominees constituting up to the greater of two directors or 20% of the Board, provided that the stockholders and nominees satisfy the disclosure and procedural requirements specified in the Sixth Amended and Restated Bylaws;
c.revise procedures and disclosure requirements for the nomination of directors (outside of “proxy access”) and the submission of proposals for consideration at annual meetings of the stockholders of the Company;
d.clarify the powers of the Board and the chair of a stockholder meeting to establish rules for the conduct of any meeting of stockholders;
e.provide that the Board may delegate powers to any committee thereof to the fullest extent permitted by Section 141(c)(2) of the Delaware General Corporation Law; and
f.make certain other administrative, modernizing, clarifying and conforming changes, including making updates to reflect recent amendments to the Delaware General Corporation Law.
The foregoing description of the Sixth Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Sixth Amended and Restated Bylaws, which is filed as Exhibit 3.4 hereto and are incorporated herein by reference.

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

3.4†	Sixth Amended and Restated Bylaws of Civitas Resources, Inc.
10.1*
Severance and Release Agreement, dated as of July 22, 2022, by and between Civitas Resources, Inc. and Dean Tinsley (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on July 25, 2022).

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

CIVITAS RESOURCES, INC.

Date:	October 31, 2022	By:	/s/ Chris Doyle
Chris Doyle
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer (principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Chief Accounting Officer and Treasurer (chief accounting officer)