Form 10-Q
period 2023-03-31
CIVITAS RESOURCES, INC.
filed 2023-05-03
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of May 1, 2023, the registrant had 80,436,855 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

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

•our ability to pay future cash dividends on or repurchase shares of our common stock;
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this report;
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
•the effects of disruption of our operations or excess supply of oil and natural gas and other effects of world health events, including the COVID-19 pandemic (including any worsening thereof), and the actions by certain oil and natural gas producing countries, including Russia;
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
All forward-looking statements speak only as of the date of this report. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. We disclose other important factors that could cause our actual results to differ materially from our expectations under “Part I, Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by subsequent reports we file with the SEC (including this report). These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$556,113	$768,032
Accounts receivable, net:
Oil and natural gas sales	222,448	343,500
Joint interest and other	115,717	135,816
Derivative assets	3,319	2,490
Prepaid income taxes	7,711	29,604
Prepaid expenses and other	50,933	48,988
Total current assets	956,241	1,328,430
Property and equipment (successful efforts method):
Proved properties	7,130,302	6,774,635
Less: accumulated depreciation, depletion, and amortization	(1,408,790)	(1,214,484)
Total proved properties, net	5,721,512	5,560,151
Unproved properties	585,791	593,971
Wells in progress	322,106	407,351
Other property and equipment, net of accumulated depreciation of $7,935 in 2023 and $7,329 in 2022	49,655	49,632
Total property and equipment, net	6,679,064	6,611,105
Long-term derivative assets	2,463	794
Right-of-use assets	31,589	24,125
Other noncurrent assets	5,691	6,945
Total assets	$7,675,048	$7,971,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$263,429	$295,297
Production taxes payable	222,077	258,932
Oil and natural gas revenue distribution payable	506,640	538,343
Derivative liability	22,878	46,334
Asset retirement obligations	25,557	25,557
Lease liability	17,450	13,464
Total current liabilities	1,058,031	1,177,927
Long-term liabilities:
Senior notes	393,693	393,293
Ad valorem taxes	470,180	412,650
Derivative liability	7,442	17,199
Deferred income tax liabilities	365,573	319,618
Asset retirement obligations	263,586	265,469
Lease liability	14,794	11,324
Total liabilities	2,573,299	2,597,480
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 80,297,548 and 85,120,287 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4,869	4,918
Additional paid-in capital	3,973,587	4,211,197
Retained earnings	1,123,293	1,157,804
Total stockholders’ equity	5,101,749	5,373,919
Total liabilities and stockholders’ equity	$7,675,048	$7,971,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating net revenues:
Oil and natural gas sales	$656,022	$817,810
Operating expenses:
Lease operating expense	45,838	36,019
Midstream operating expense	10,061	5,712
Gathering, transportation, and processing	67,352	50,403
Severance and ad valorem taxes	52,362	63,304
Exploration	571	528
Depreciation, depletion, and amortization	201,303	184,860
Abandonment and impairment of unproved properties	—	17,975
Unused commitments	391	776
Bad debt recovery	(253)	—
Merger transaction costs	482	20,534
General and administrative expense, including $7,380 and $8,090, respectively, of stock-based compensation	36,858	35,720
Total operating expenses	414,965	415,831
Other income (expense):
Derivative gain (loss)	25,160	(295,493)
Interest expense	(7,449)	(9,066)
Gain (loss) on property transactions, net	(241)	16,797
Other income	9,023	783
Total other income (expense)	26,493	(286,979)
Income from operations before income taxes	267,550	115,000
Income tax expense	(65,089)	(23,361)
Net income	$202,461	$91,639

Net income per common share:
Basic	$2.48	$1.08
Diluted	$2.46	$1.07
Weighted-average common shares outstanding:
Basic	81,719	84,840
Diluted	82,430	85,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2022	85,120,287	$4,918	$4,211,197	$1,157,804	$5,373,919
Restricted common stock issued	112,052	—	—	—	—
Stock used for tax withholdings	(30,111)	—	(2,118)	—	(2,118)
Exercise of stock options	13,352	—	440	—	440
Common stock repurchased and retired	(4,918,032)	(49)	(243,312)	(60,094)	(303,455)
Stock-based compensation	—	—	7,380	—	7,380
Dividends declared, $2.1500 per share	—	—	—	(176,878)	(176,878)
Net income	—	—	—	202,461	202,461
Balances, March 31, 2023	80,297,548	$4,869	$3,973,587	$1,123,293	$5,101,749

Balances, December 31, 2021	84,572,846	$4,912	$4,199,108	$450,978	$4,654,998
Restricted common stock issued	579,229	6	—	—	6
Stock used for tax withholdings	(215,811)	(2)	(12,932)	—	(12,934)
Exercise of stock options	5,294	—	178	—	178
Stock-based compensation	—	—	8,090	—	8,090
Dividends declared, $1.2125 per share	—	—	—	(104,444)	(104,444)
Net income	—	—	—	91,639	91,639
Balances, March 31, 2022	84,941,558	$4,916	$4,194,444	$438,173	$4,637,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$202,461	$91,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	201,303	184,860
Deferred income tax expense	45,953	23,361
Abandonment and impairment of unproved properties	—	17,975
Stock-based compensation	7,380	8,090
Amortization of deferred financing costs	1,150	1,078
Derivative (gain) loss	(25,160)	295,493
Derivative cash settlement loss	(10,550)	(166,578)
(Gain) loss on property transactions, net	241	(16,797)
Other	(8)	68
Changes in current assets and liabilities:
Accounts receivable, net	140,744	11,906
Prepaid expenses and other assets	17,528	(2,398)
Accounts payable and accrued liabilities	(35,646)	88,975
Settlement of asset retirement obligations	(6,547)	(5,131)
Net cash provided by operating activities	538,849	532,541
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(30,824)	(300,087)
Cash acquired	—	44,310
Proceeds from sale of oil and natural gas properties	5,700	—
Exploration and development of oil and natural gas properties	(250,389)	(260,667)
Additions to other property and equipment	(630)	(68)
Other	536	212
Net cash used in investing activities	(275,607)	(516,300)
Cash flows from financing activities:
Dividends paid	(173,376)	(103,596)
Common stock repurchased and retired	(300,107)	—
Proceeds from exercise of stock options	440	178
Payment of employee tax withholdings in exchange for the return of common stock	(2,118)	(12,928)
Net cash used in financing activities	(475,161)	(116,346)
Net change in cash, cash equivalents, and restricted cash	(211,919)	(100,105)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	768,134	254,556
End of period(1)	$556,215	$154,451
(1) Includes $0.1 million of restricted cash and consists of funds for road maintenance and repairs that is presented in other noncurrent assets within the accompanying unaudited condensed consolidated balance sheets (“balance sheets”).

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
The December 31, 2022 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the audited consolidated financial statements and related notes included in our 2022 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of March 31, 2023, through the filing date of this report. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year or any other future period.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 - Summary of Significant Accounting Policies in the 2022 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report.
Recently Issued and Adopted Accounting Standards
There are no accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of March 31, 2023, and through the filing date of this report.

NOTE 2 - ACQUISITIONS AND DIVESTITURES
Bison Acquisition
On March 1, 2022, the Company completed the acquisition of privately held DJ Basin operator Bison Oil & Gas II, LLC (“Bison”) for merger consideration of approximately $280.4 million (the “Bison Acquisition”). The Bison Acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The fair value measurements of assets acquired and liabilities assumed were based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, and a market-based weighted-average cost of capital. These inputs required significant judgments and estimates by management at the time of the valuation. Net assets acquired under the purchase price allocation were $294.0 million and consequently resulted in a bargain purchase gain of $13.6 million. Because of the immateriality of the Bison Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
Merger transaction costs
Merger transaction costs related to the Bison Acquisition and other mergers completed in the fourth quarter of 2021 were accounted for separately from the assets acquired and liabilities assumed and are included in merger transaction costs in the accompanying unaudited condensed consolidated statements of operations (“statements of operations”). The Company incurred merger transaction costs of $0.5 million and $20.5 million during the three months ended March 31, 2023 and 2022, respectively.
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
NOTE 3 - REVENUE RECOGNITION
Oil and natural gas sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating net revenues:
Oil sales	$460,374	$549,502
Natural gas sales	103,555	113,161
Natural gas liquid (“NGL”) sales	92,093	155,147
Oil and natural gas sales	$656,022	$817,810
The Company recognizes revenue from the sale of produced oil, natural gas, and NGL at the point in time when control of produced oil, natural gas, or NGL volumes transfer to the purchaser, which may differ depending on the applicable contractual terms. The Company considers the transfer of control to have occurred when the purchaser has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the oil, natural gas, or NGL production. Transfer of control dictates the presentation of gathering, transportation, and processing expenses within the accompanying statements of operations. Gathering, transportation, and processing expenses incurred by the Company prior to the transfer of control are recorded gross within the gathering, transportation, and processing line item on the accompanying statements of operations. Conversely, gathering, transportation, and processing expenses incurred by the Company subsequent to the transfer of control are recorded net within the oil, natural gas, and NGL sales line item on the accompanying statements of operations. Please refer to Note 1 - Summary of Significant Accounting Policies in the 2022 Form 10-K for more information regarding the types of contracts under which oil, natural gas, and NGL sales revenue is generated.

The Company records revenue in the month production is delivered and control is transferred to the purchaser. However, settlement statements and payment may not be received for 30 to 60 days after the date production is delivered and control is transferred. Until such time settlement statements and payment are received, the Company records a revenue accrual based on, amongst other factors, an estimate of the volumes delivered at estimated prices as determined by the applicable contractual terms. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the three months ended March 31, 2023 and 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant. As of March 31, 2023 and December 31, 2022, the Company’s receivables from contracts with customers were $222.4 million and $343.5 million, respectively.
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable trade	$23,449	$31,783
Accrued drilling and completion costs	123,072	137,171
Accrued lease operating expense	14,097	18,109
Accrued gathering, transportation, and processing	55,407	59,398
Accrued general and administrative expense	16,785	20,054
Accrued commodity derivative settlements	1,079	12,514
Accrued interest expense	10,480	5,509
Accrued settlement	4,814	1,497
Other accrued expenses	14,246	9,262
Total accounts payable and accrued expenses	$263,429	$295,297
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
The 5.0% Indenture contains covenants that limit, among other things, the Company’s ability to: (i) incur or guarantee additional indebtedness; (ii) create liens securing indebtedness; (iii) pay dividends on or redeem or repurchase stock or subordinated debt; (iv) make specified types of investments and acquisitions; (v) enter into or permit to exist contractual limits on the ability of the Company’s subsidiaries to pay dividends to Civitas Resources; (vi) enter into transactions with affiliates; and (vii) sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 5.0% Indenture as of March 31, 2023, and through the filing of this report. In addition, certain of these covenants will be terminated before the 5.0% Senior Notes mature if at any time no default or event of default exists under the 5.0% Indenture and the 5.0% Senior Notes receive an investment-grade rating from at least two ratings agencies. The 5.0% Indenture also contains customary events of default.
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
The 5.0% Senior Notes are recorded net of unamortized deferred financing costs within senior notes on the accompanying balance sheets, with no associated discounts or premiums. The table below presents the related carrying value as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$400,000	$400,000
Unamortized deferred financing costs	6,307	6,707
Net amount	$393,693	$393,293
7.5% Senior Notes
In April 2021, the Company issued $100.0 million aggregate principal amount of 7.5% Senior Notes due 2026 (the “7.5% Senior Notes”) pursuant to an indenture by and among Civitas Resources, U.S. Bank National Association, as trustee, and the guarantors party thereto. Interest accrued at the rate of 7.5% per annum and was payable semiannually in arrears on April 30 and October 31 of each year. On May 1, 2022, the Company redeemed all of the issued and outstanding 7.5% Senior Notes at 100.0% of their aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.
Credit Facility
The Company is party to a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent, and a syndicate of financial institutions, as lenders, that has an aggregate maximum commitment amount of $2.0 billion and matures on November 1, 2025 (with all subsequent amendments, the “Credit Facility” or the “Credit Agreement”).
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
In addition, the Company is subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) permitted net leverage ratio of 3.00 to 1 and (b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2023 and through the filing of this report.
On April 20, 2022, the Company entered into an amendment to the Credit Agreement that increased the Company’s borrowing base from $1.0 billion to $1.7 billion and increased the aggregate elected commitments from $800.0 million to $1.0 billion.

In addition, this amendment resulted in the removal and replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”) as a mechanism to determine interest for borrowings made under the Credit Facility using a term-specific SOFR. As a result, borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, either (i) the Alternate Base Rate (“ABR”, for ABR Revolving Credit Loans) plus the applicable margin, or (ii) the term-specific SOFR plus the applicable margin. ABR is established as a rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan as its prime rate, (b) the applicable rate of interest published by the Federal Reserve Bank of New York plus 0.5%, or (c) the term-specific SOFR plus 1.0%, subject to a 1.5% floor plus the applicable margin of 1.0% to 2.0%, based on the utilization of the Credit Facility. Term-specific SOFR is based on one-, three-, or six-month terms as selected by the Company and is subject to a 0.5% floor plus the applicable margin of 2.0% to 3.0%, based on the utilization of the Credit Facility. Interest on borrowings that bear interest at the SOFR are payable on the last day of the applicable interest period selected by the Company, and interest on borrowings that bear interest at the ABR are payable quarterly in arrears.
As part of the regularly scheduled, semi-annual borrowing base redeterminations under the Credit Facility, on October 27, 2022, the Company’s aggregate elected commitments of $1.0 billion were reaffirmed and borrowing base was increased from $1.7 billion to $1.85 billion, and on April 28, 2023, the Company’s aggregate elected commitments of $1.0 billion and borrowing base of $1.85 billion were reaffirmed. The next scheduled borrowing base redetermination date is set to occur in October 2023.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Facility as of May 3, 2023, March 31, 2023, and December 31, 2022 (in thousands):

Revolving credit facility	$—
Letters of credit	12,100
Available borrowing capacity	987,900
Total aggregate elected commitments	$1,000,000
In connection with the amendments to the Credit Facility, the Company capitalized a total of approximately $11.9 million in deferred financing costs. Of the total post-amortization net capitalized amounts, (i) $4.8 million and $5.5 million are presented within other noncurrent assets on the accompanying balance sheets as of March 31, 2023 and December 31, 2022, respectively, and (ii) $3.0 million is presented within prepaid expenses and other on the accompanying balance sheets as of both March 31, 2023 and December 31, 2022.
Interest Expense
For the three months ended March 31, 2023 and 2022, the Company incurred interest expense of $7.4 million and $9.1 million, respectively. No interest was capitalized during the three months ended March 31, 2023 and 2022.
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
In May 2022, Boulder County alleged new legal theories and requested termination of the leases previously at issue in the Blue Paintbrush litigation. Boulder has raised these same claims in opposition to the Company’s pooling application before the Colorado Oil & Gas Conservation Commission (“COGCC”), which is set for hearing in May of 2023. The Company intends to vigorously defend against all claims alleged by Boulder County, both in the pooling hearing and in any subsequent action brought by Boulder County. If an action is brought by Boulder County, an adverse outcome in any such litigation could result in the Company failing to meet its development objectives in Blue Paintbrush.
Enforcement. Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company believes could exceed $0.3 million. The Company has received Notices of Alleged Violations (“NOAV”) from the COGCC alleging violations of various Colorado statutes and COGCC regulations governing oil and gas operations. The Company has further received notices from the Colorado Air Pollution Control Division. The Company continues to engage in discussions regarding resolution of the alleged violations. As of March 31, 2023 and December 31, 2022, the Company has accrued approximately $0.8 million and $0.7 million, respectively, associated with the NOAVs and Colorado Air Pollution Control Division notices.
Commitments
Firm Transportation Agreements. The Company is party to a firm pipeline transportation contract to provide a guaranteed outlet for production on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges on 12,500 barrels (“Bbl”) per day through April 2025, regardless of the amount of pipeline capacity utilized by the Company. The aggregate financial commitment fee over the remaining term was $30.4 million as of March 31, 2023. The Company expects to utilize most, if not all, of the firm capacity on the oil pipeline system.
Minimum Volume Agreement - Oil. The Company is party to a purchase agreement to deliver fixed and determinable quantities of crude oil. Under the terms of the agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitment of 20,000 gross Bbls per day over a term ending in December 2023. The aggregate financial commitment fee over the remaining term is $34.0 million as of March 31, 2023. The Company has not and does not expect to incur any deficiency payments.
Minimum Volume Agreement - Gas and Other. The Company is party to a gas gathering and processing agreement (the “Gathering Agreement”) with a third-party midstream provider over a term ending in 2029 with an annual minimum volume commitment of 13.0 billion cubic feet of natural gas. The Gathering Agreement also includes a commitment to sell take-in-kind NGLs from other processing agreements of 7,500 Bbls a day through 2026 with the ability to roll forward up to a 10% shortfall in a given month to the subsequent month. The aggregate financial commitment fee over the remaining term is $113.0 million as of March 31, 2023, which fluctuates with commodity prices as this is a value-based percentage of proceeds sales contract. Based on current projections, the Company may incur approximately $49.3 million of shortfall payments under the Gathering Agreement during the remaining term of approximately seven years; however, the Company is actively engaging alternative strategies to reduce any potential contract deficiencies incurred in future periods.
Additionally, the Company is also party to a gas gathering and processing agreement with several third-party producers and a third-party midstream provider to deliver to two different plants over terms that end in August 2025 and July 2026. The Company’s share of these commitments requires an incremental 51.5 and 20.6 million cubic feet of natural gas (“MMcf”) per day, respectively, over a baseline volume of 65 MMcf per day for a period of seven years following the in-service dates of the plants. The Company may be required to pay a shortfall fee for any incremental volume deficiencies under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other incremental third-party volumes available to the midstream provider that are in excess of the total commitments. Because of the third-party producer reduction provision, we believe that the aggregate financial commitment fee over the remaining term is zero as of March 31, 2023. The Company has not and does not expect to incur any deficiency payments.
The Company is also party to additional individually immaterial agreements that require the Company to pay a fee associated with the minimum volumes over various terms ending in April 2025, regardless of the amount delivered. The aggregate financial commitment fee over the remaining term for these contracts was $7.5 million as of March 31, 2023.

The minimum annual payments under these agreements for the next five years as of March 31, 2023 are presented below (in thousands):

	Firm Transportation	Minimum Volume(1)
Remainder of 2023	$11,000	$48,050
2024	14,640	19,726
2025	4,800	18,639
2026	—	17,468
2027	—	17,030
2028 and thereafter	—	33,540
Total	$30,440	$154,453
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
Refer to Note 13 - Leases for lease commitments.

NOTE 7 - STOCK-BASED COMPENSATION
Long Term Incentive Plans
In April 2017, the Company adopted the 2017 Long Term Incentive Plan (“2017 LTIP”), which provides for the issuance of restricted stock units, performance stock units, and stock options, and reserved 2,467,430 shares of common stock. In June 2021, the Company adopted the 2021 Long Term Incentive Plan (“2021 LTIP”), which reserved an incremental 700,000 shares of common stock to those previously reserved under the 2017 LTIP. Finally, in conjunction with the Company’s merger with Extraction Oil & Gas, Inc. (“Extraction”) in November 2021, Civitas assumed Extraction’s 2021 Long Term Incentive Plan (the “Extraction Equity Plan”), which reserved 3,305,080 shares of common stock now issuable by Civitas. The 2017 LTIP, 2021 LTIP, and Extraction Equity Plan are collectively referred to herein as the “LTIP”.
The Company records compensation expense associated with the issuance of awards under the LTIP on a straight-line basis over the vesting period based on the fair value of the awards as of the date of grant within general and administrative expense. The following table outlines the compensation expense recorded by type of award (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted and deferred stock units	$4,425	$5,265
Performance stock units	2,955	2,825
Total stock-based compensation	$7,380	$8,090
As of March 31, 2023, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$28,642	2026
Performance stock units	32,683	2025
Total unrecognized stock-based compensation	$61,325
Restricted Stock Units and Deferred Stock Units
The Company grants time-based Restricted Stock Units (“RSUs”) to its officers, executives, and employees and time-based Deferred Stock Units (“DSUs”) to its non-employee directors as part of its LTIP. Each RSU and DSU represents a right to receive one share of the Company’s common stock at the end of the specified vesting period. RSUs generally vest and settle either over a (i) one-year vesting period, with the entire grant vesting and settling on the anniversary date or (ii) three-year vesting period, with one-third of the total grant vesting and settling on each anniversary date. Each RSU is entitled to a dividend equivalent right to receive, upon settlement, a cash payment based on the regular cash dividends that would have been paid on a share of the Company’s common stock during the period between the grant date and the date the RSUs vest and are settled. Accrued but unpaid dividend equivalents are recognized as a liability on the accompanying balance sheets, until the recipients receive the dividend equivalents upon vesting and settlement. DSUs generally vest in quarterly installments over a one-year period following the grant date. DSUs are settled in shares of the Company’s common stock upon the non-employee director’s separation of service from the Board of Directors (the “Board”). Each DSU is entitled to a dividend equivalent right to receive, on a current basis, a cash payment based on the regular cash dividends that would have been paid on a share of the Company’s common stock. The grant-date fair value of RSUs and DSUs is equal to the closing price of the Company’s common stock on the date of the grant.
A summary of the status and activity of non-vested RSUs and DSUs for the three months ended March 31, 2023 is presented below:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	675,898	$50.27
Granted	230,111	71.72
Vested	(96,983)	52.73
Forfeited	(3,310)	45.84
Non-vested, end of period	805,716	$56.12

The aggregate grant-date fair value of the RSUs and DSUs granted under the LTIP during the three months ended March 31, 2023 was $16.5 million.
Performance Stock Units
The Company grants market-based performance stock units (“PSUs”) to its officers and certain executives as part of its LTIP. The number of shares of the Company’s common stock issued to settle PSUs ranges from zero to 225% (or, for PSUs granted prior to fiscal year 2023, 200%) of the number of PSUs granted and is determined based on performance achievement against certain market-based criteria over a three-year performance period. PSUs generally vest and settle on December 31 of the year preceding the third anniversary of the date of grant. Each PSU is entitled to a dividend equivalent right to receive, upon settlement, a cash payment based on the regular cash dividends that would have been paid on a share of the Company’s common stock during the period between the grant date and the date the PSUs vest and are settled. Accrued but unpaid dividend equivalents are recognized as a liability on the accompanying balance sheets, until the recipients receive the dividend equivalents upon vesting and settlement.
Performance achievement is determined based on either, or a combination of, (1) the Company’s annualized absolute total shareholder return (“TSR”) or (2) for certain PSUs granted prior to fiscal year 2023, the Company’s absolute TSR relative to that of a defined peer group. Absolute TSR is determined based upon the performance of the Company's common stock over the performance period relative to the price of the Company’s common stock at the grant date. For awards with a relative TSR component, the Company’s absolute TSR is compared with the absolute TSRs of a group of peer companies over the performance period. The absolute TSR for the Company and each of the peer companies is determined by dividing (A) (i) the volume-weighted average share price for the last 30 trading days of the performance period, minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, plus (iii) dividends paid by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The resultant amount is then annualized based on the length of the performance period.
The grant-date fair value of the PSUs was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Significant assumptions used in this valuation include the Company’s expected volatility as well as the volatilities for each of the Company’s peers and an interpolated risk-free interest rate based on U.S. Treasury yields with maturities consistent with the performance period.
A summary of the status and activity of non-vested PSUs for the three months ended March 31, 2023 is presented below:

	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	345,999	$77.42
Granted	190,843	106.39
Vested	(8,926)	23.36
Expired	(242)	18.26
Non-vested, end of period	527,674	$88.84
___________________________
(1)The number of awards assumes that the associated performance condition is met at the target amount (multiplier of one). The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to 225% (or, for PSUs granted prior to fiscal year 2023, 200%), depending on the level of satisfaction of the performance condition.
The aggregate grant-date fair value of the PSUs granted under the LTIP during the three months ended March 31, 2023 was $20.3 million.
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
A summary of the status and activity of non-vested stock options for the three months ended March 31, 2023 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	15,170	$34.36
Exercised	(13,352)	34.36
Outstanding, end of period	1,818	$34.36	3.8	$62
Options outstanding and exercisable	1,818	$34.36	3.8	$62
The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was $0.5 million.

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
The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and their classification within the fair value hierarchy (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3
Derivative assets	$—	$5,782	$—
Derivative liabilities	$—	$30,320	$—

	As of December 31, 2022
	Level 1	Level 2	Level 3
Derivative assets	$—	$3,284	$—
Derivative liabilities	$—	$63,533	$—
Long-Term Debt
The 5.0% Senior Notes are recorded at cost, net of any unamortized deferred financing costs. As of March 31, 2023, the fair value of the 5.0% Senior Notes was $380.6 million. This fair value is based on quoted market prices, and as such, is designated as Level 1 within the fair value hierarchy. The recorded value of the Credit Facility, if any, approximates its fair value as it bears interest at a floating rate that approximates a current market rate. Please refer to Note 5 - Long-Term Debt for additional information.

Warrants
Warrants issued are indexed to the Company’s common stock and required to be net share settled via a cashless exercise. Accordingly, they are classified as equity instruments. The Company’s share price traded below the exercise price of the warrants and therefore were not exercisable during the three months ended March 31, 2023 and 2022.
The fair value of the warrants on the issuance date was determined using Level 3 inputs including, but not limited to, volatility, risk-free rate, and dividend yield under the Cox-Ross-Rubinstein binomial option pricing model. The warrants are recorded within additional paid-in capital on the accompanying balance sheets at a fair value of $77.5 million, with no recurring fair value measurement required. There have been no changes to the initial carrying amount of the warrants since issuance.
Acquisitions and Impairments of Proved and Unproved Properties
We measure acquired assets or businesses at fair value on a nonrecurring basis and review our proved and unproved oil and natural gas properties for impairment using inputs that are not observable in the market, and are therefore designated as Level 3 within the valuation hierarchy. During the three months ended March 31, 2023 and 2022, the Company recorded no impairments of proved properties and incurred zero and $18.0 million, respectively, of abandonment and impairment of unproved properties. Please refer to Note 1 – Summary of Significant Accounting Policies for information on the Company’s policies for determining fair value of its proved and unproved properties and related impairment expense.
NOTE 9 - DERIVATIVES
The Company periodically enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices for its expected future oil and natural gas production and the associated impact on cash flows. The Company’s commodity derivative contracts consist of swaps, collars, and basis protection swap arrangements. As of March 31, 2023, all derivative counterparties were members of the Credit Facility lender group and all commodity derivative contracts are entered into for other-than-trading purposes. The Company does not designate its commodity derivative contracts as hedging instruments.
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
As of March 31, 2023, the Company had entered into the following commodity price derivative contracts:

	Contract Period
	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 - Q4 2024
Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	1,205	1,053	984	814	1,087
Weighted-Average Contract Price	$73.49	$70.92	$70.61	$73.27	$65.18
Three-Way Collars
NYMEX WTI Volumes	1,436	1,302	1,172	573	—
Weighted-Average Ceiling Price	$57.69	$57.48	$56.49	$56.25	$—
Weighted-Average Floor Price	$48.10	$47.91	$49.04	$45.00	$—
Weighted-Average Sold Put Price	$37.70	$37.41	$39.04	$35.00	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/million British thermal units (“MMBtu”))
Swaps
NYMEX HH Volumes	46,374	46,120	45,947	31,790	21,619
Weighted-Average Contract Price	$2.64	$2.61	$2.60	$2.69	$2.71
Two-Way Collars
NYMEX HH Volumes	1,563	1,887	1,756	736	1,131
Weighted-Average Ceiling Price	$2.78	$2.96	$2.96	$3.16	$3.02
Weighted-Average Floor Price	$2.21	$2.34	$2.38	$2.50	$2.35
Three-Way Collars
NYMEX HH Volumes	505	—	—	1,166	18
Weighted-Average Ceiling Price	$3.33	$—	$—	$3.50	$3.42
Weighted-Average Floor Price	$2.50	$—	$—	$2.50	$2.50
Weighted-Average Sold Put Price	$2.00	$—	$—	$2.00	$2.00
Basis Protection Swaps
CIG-NYMEX HH Volumes	48,442	48,007	47,703	33,692	22,199
Weighted-Average Contract Price	$(0.46)	$(0.46)	$(0.46)	$(0.27)	$(0.27)
Derivative Assets and Liabilities Fair Value
The Company’s commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Derivative Assets:
Commodity contracts - current	$3,319	$2,490
Commodity contracts - noncurrent	2,463	794
Total derivative assets	5,782	3,284
Amounts not offset in the accompanying balance sheets	(3,203)	—
Total derivative assets, net	$2,579	$3,284

Derivative Liabilities:
Commodity contracts - current	$(22,878)	$(46,334)
Commodity contracts - long-term	(7,442)	(17,199)
Total derivative liabilities	(30,320)	(63,533)
Amounts not offset in the accompanying balance sheets	3,203	—
Total derivative liabilities, net	$(27,117)	$(63,533)
The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended March 31,
	2023	2022
Derivative cash settlement loss:
Oil contracts	$(3,449)	$(125,162)
Natural gas contracts	(7,101)	(28,784)
NGL contracts	—	(12,632)
Total derivative cash settlement loss	(10,550)	(166,578)
Change in fair value gain (loss)	35,710	(128,915)
Total derivative gain (loss)	$25,160	$(295,493)

NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties, including facilities requiring decommissioning. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is drilled or acquired, or a facility is constructed. The increase in carrying value is included in proved properties in the accompanying balance sheets. The Company depletes the amount added to proved properties and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective long-lived assets. Cash paid to settle asset retirement obligations is included in the cash flows from operating activities section of the accompanying unaudited condensed consolidated statements of cash flows.
The Company’s estimated asset retirement obligation liability is based on historical experience plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment cost, and regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised.
A roll-forward of the Company’s asset retirement obligation is as follows (in thousands):

Amount
Balance as of December 31, 2022	$291,026
Additional liabilities incurred	828
Accretion expense	3,836
Liabilities settled	(6,547)
Balance as of March 31, 2023	$289,143
Current portion	25,557
Long-term portion	$263,586
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
As discussed in Note 7 - Stock-Based Compensation, PSUs represent the right to receive a number of shares of the Company’s common stock ranging from zero to 225% (or, for PSUs granted prior to fiscal year 2023, 200%) of PSUs granted based on the performance achievement over the applicable performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the performance period applicable to such awards.
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
The following table sets forth the calculations of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income	$202,461	$91,639

Basic net income per common share	$2.48	$1.08
Diluted net income per common share	$2.46	$1.07

Weighted-average shares outstanding - basic	81,719	84,840
Add: dilutive effect of stock awards	711	486
Weighted-average shares outstanding - diluted	82,430	85,326
There were 138,049 and 18,436 shares that were anti-dilutive for the three months ended March 31, 2023 and 2022, respectively.
The exercise price of the Company’s warrants was in excess of the Company’s stock price during the three months ended March 31, 2023 and 2022; therefore, they were excluded from the earnings per share calculation.
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
The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available (both positive and negative) evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of merger activity in 2021, the Company had a valuation allowance of $25.4 million as of both March 31, 2023 and December 31, 2022 against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Internal Revenue Code. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
The net deferred tax liability as of March 31, 2023 and December 31, 2022 was $365.6 million and $319.6 million, respectively. Additionally, prepaid income taxes under current assets as of March 31, 2023 and December 31, 2022 were $7.7 million and $29.6 million, respectively.
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, changes in valuation allowances, and other permanent differences including bargain purchase gain. During the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $65.1 million and $23.4 million, respectively.
The Company had no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company’s tax position taken thus far in 2023.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax (“Corporate AMT”) for tax years beginning after December 31, 2022. The Company is evaluating the potential impact of the Corporate AMT on our current income tax expense and income taxes payable; however, we currently do not believe this will materially affect our income taxes paid for the 2023 tax year.

NOTE 13 - LEASES
The Company’s right-of-use assets and lease liabilities are recognized on the accompanying balance sheets based on the present value of the expected lease payments over the lease term. As of March 31, 2023 and December 31, 2022, the Company did not have any agreements in place that were classified as finance leases. The following table summarizes the asset classes of the Company’s operating leases (in thousands):

	March 31, 2023	December 31, 2022
Operating Leases
Field equipment(1)	$22,809	$15,131
Corporate leases	6,804	8,235
Vehicles	1,976	759
Total right-of-use asset	$31,589	$24,125

Field equipment(1)	$22,809	$15,131
Corporate leases	7,459	8,898
Vehicles	1,976	759
Total lease liability	$32,244	$24,788
____________________________
(1)Includes compressors, certain natural gas processing equipment, and other field equipment.
Future commitments by year for the Company’s leases with a lease term of one year or more as of March 31, 2023 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the accompanying balance sheets as follows (in thousands):

Operating Leases
Remainder of 2023	$14,658
2024	12,485
2025	2,664
2026	1,943
2027	1,786
Thereafter	598
Total lease payments	34,134
Less: imputed interest	(1,890)
Total lease liability	$32,244

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental cash flow disclosures are presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Cash (paid) refunded for income taxes	$2,758	$(6,300)
Cash paid for interest	(1,328)	(774)
Supplemental non-cash investing and financing activities:
Changes in working capital related to capital expenditures	14,099	28,015

NOTE 15 - STOCKHOLDERS’ EQUITY
Share Repurchases
On January 24, 2023, we entered into a privately-negotiated share purchase agreement with CPPIB Crestone Peak Resources Canada Inc. for the purchase of approximately 4.9 million shares of the Company’s common stock at a price of $61.00 per share for a total purchase price of approximately $300.0 million. The purchase closed on January 27, 2023 and was funded from the Company’s cash on hand. The shares repurchased were immediately retired. We record share repurchases at cost, which includes incremental direct transaction costs, as a reduction to stockholder’s equity. As part of the incremental direct transaction costs, we recorded a 1% excise tax, as imposed by the IRA, with the corresponding liability recorded within accounts payable and accrued expenses on the accompanying balance sheets. Any excess of cost over the par value is charged to additional paid-in-capital on a pro-rata basis, with any remaining cost charged to retained earnings.
Dividends
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
The decision to pay any future dividends is solely within the discretion of, and subject to approval by, the Board. The Board’s determination with respect to any such dividends, including the record date, the payment date, and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors that the Board deems relevant at the time of such determination. The following table summarizes the dividends paid for the three months ended March 31, 2023 and 2022 (per share):

	Base	Variable	Total
2023:
First quarter	$0.50	$1.65	$2.15
2022:
First quarter	$0.46	$0.75	$1.21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2022 Form 10-K, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
Financial and Operating Results
Our financial and operational results include:
•Crude oil equivalent sales volumes were flat for the three months ended March 31, 2023 when compared to the same period during 2022;
•Lease operating expense per barrel of oil equivalent (“Boe”) increased by 27% for the three months ended March 31, 2023 when compared to the same period during 2022 due to the Bison Acquisition, inflationary impacts, extreme weather, and standardization projects;
•General and administrative expense per Boe increased by 3% for the three months ended March 31, 2023 when compared to the same period during 2022 due to increases in professional services;
•Total liquidity was $1.5 billion as of March 31, 2023, consisting of cash on hand plus unused borrowing capacity from our Credit Facility. Please refer to Liquidity and Capital Resources below for additional discussion;
•Cash dividends of $173.4 million, or $2.15 per share, declared and paid during the three months ended March 31, 2023;
•Share repurchase of 4.9 million shares of the Company’s common stock at $61.00 per share;
•Cash flows provided by operating activities for the three months ended March 31, 2023 were $538.8 million, as compared to $532.5 million during the three months ended March 31, 2022. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Capital expenditures, inclusive of accruals, were $236.9 million during the three months ended March 31, 2023, of which $12.4 million represents land and midstream capital expenditures.
Midstream Assets
The Company’s midstream assets provide reliable gathering, treating, and storage for the Company’s operated production while reducing facility site footprints, leading to more cost-efficient operations and reduced emissions and surface disturbance per Boe produced. Additionally, this infrastructure helps ensure that the Company’s production is not constrained by any single midstream service provider. The net book value of the Company’s midstream assets was $327.8 million as of March 31, 2023.

Current Events and Outlook
Commodity prices continue to be impacted by various macro-economic factors influencing the balance of supply and demand. In 2022 and continuing into 2023, commodity prices have remained strong, which significantly improved our earnings and ability to generate free cash flow. The strength in commodity prices has been primarily driven by increased demand resulting from the global recovery from the COVID-19 pandemic. Additionally, Russia’s invasion of Ukraine and related economic sanctions imposed on Russia, as well as OPEC+ restraining production growth, further augmented supply shortages, causing upward pressure on oil prices.
These drivers of upward price pressure are tempered by economic uncertainty surrounding inflation and increased interest rates. These inflationary pressures could also result in increases to our capital and operating expenses and could impact the cost of oilfield services, equipment, and personnel retention, among other things. Increases in interest rates as a result of inflation and a potentially recessionary economic environment in the United States could also have a negative effect on the demand for oil and natural gas. The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil and natural gas supply and demand, which in turn has increased the volatility of oil and natural gas prices.
The below graph depicts monthly average NYMEX WTI oil and NYMEX natural gas HH spot price over the periods ended March 31, 2023 and 2022.
In light of uncertainty associated with oil and natural gas demand, future monetary policy relating to inflationary pressures, and governmental policies aimed at transitioning toward lower carbon energy, we cannot predict any future volatility in or levels of commodity prices or demand for oil and natural gas.

Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained in Part I, Item 1 of this report. Comparative results of operations for the period indicated are discussed below.
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$460,071	$548,966	$(88,895)	(16)%
Natural gas sales(2)	102,677	112,430	(9,753)	(9)%
NGL sales	92,093	155,147	(63,054)	(41)%
Product revenue	$654,841	$816,543	$(161,702)	(20)%

Sales Volumes:
Crude oil (MBbls)	6,461.1	6,123.5	337.6	6%
Natural gas (MMcf)	26,906.1	26,786.4	119.7	—%
NGL (MBbls)	3,403.1	3,722.7	(319.6)	(9)%
Crude oil equivalent (MBoe)(3)	14,348.6	14,310.6	38.0	—%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$71.21	$89.65	$(18.44)	(21)%
Natural gas (per Mcf)	$3.82	$4.20	$(0.38)	(9)%
NGL (per Bbl)	$27.06	$41.68	$(14.62)	(35)%
Crude oil equivalent (per Boe)(3)	$45.64	$57.06	$(11.42)	(20)%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$70.67	$69.21	$1.46	2%
Natural gas (per Mcf)	$3.55	$3.12	$0.43	14%
NGL (per Bbl)	$27.06	$38.28	$(11.22)	(29)%
Crude oil equivalent (per Boe)(3)	$44.90	$45.42	$(0.52)	(1)%
_____________________________
(1)Crude oil sales excludes $0.3 million and $0.5 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended March 31, 2023 and 2022, respectively.
(2)Natural gas sales excludes $0.9 million and $0.7 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended March 31, 2023 and 2022, respectively.
(3)Determined using the ratio of 6 thousand cubic feet (“Mcf”) of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the three months ended March 31, 2023, the derivative cash settlement loss for oil and natural gas was $3.4 million and $7.1 million, respectively. For the three months ended March 31, 2022, the derivative cash settlement loss for oil, natural gas, and NGLs was $125.2 million, $28.8 million, and $12.6 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues decreased by 20% to $654.8 million for the three months ended March 31, 2023 compared to $816.5 million for the three months ended March 31, 2022. The decrease was due to an $11.42, or 20%, decrease in oil equivalent pricing, excluding the impact of derivatives.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Three Months Ended March 31,
	2023	2022	Change	Percent Change
Operating Expenses:
Lease operating expense	$45,838	$36,019	$9,819	27%
Midstream operating expense	10,061	5,712	4,349	76%
Gathering, transportation, and processing	67,352	50,403	16,949	34%
Severance and ad valorem taxes	52,362	63,304	(10,942)	(17)%
Exploration	571	528	43	8%
Depreciation, depletion, and amortization	201,303	184,860	16,443	9%
Abandonment and impairment of unproved properties	—	17,975	(17,975)	(100)%
Unused commitments	391	776	(385)	(50)%
Bad debt recovery	(253)	—	(253)	(100)%
Merger transaction costs	482	20,534	(20,052)	(98)%
General and administrative expense	36,858	35,720	1,138	3%
Operating expenses	$414,965	$415,831	$(866)	—%

Selected Costs ($ per Boe):
Lease operating expense	$3.19	$2.52	$0.67	27%
Midstream operating expense	0.70	0.40	0.30	75%
Gathering, transportation, and processing	4.69	3.52	1.17	33%
Severance and ad valorem taxes	3.65	4.42	(0.77)	(17)%
Exploration	0.04	0.04	—	—%
Depreciation, depletion, and amortization	14.03	12.92	1.11	9%
Abandonment and impairment of unproved properties	—	1.26	(1.26)	(100)%
Unused commitments	0.03	0.05	(0.02)	(40)%
Bad debt recovery	(0.02)	—	(0.02)	(100)%
Merger transaction costs	0.03	1.43	(1.40)	(98)%
General and administrative expense	2.57	2.50	0.07	3%
Operating expenses	$28.91	$29.06	$(0.15)	(1)%
Lease operating expense.  Our lease operating expense increased $9.8 million, or 27%, to $45.8 million for the three months ended March 31, 2023 from $36.0 million for the three months ended March 31, 2022, and increased 27% on an equivalent basis per Boe. The overall increase in lease operating expense is the result of the following: (i) the Bison Acquisition that closed on March 1, 2022, (ii) the impact of inflation in areas such as labor, power, and rentals, (iii) comparatively lower average temperatures that created prolonged downtime and meaningfully higher costs to bring wells back online, and (iv) our commitment to standardizing and creating efficiencies throughout 2023, which has required certain incremental costs in areas such as automation and labor.
Midstream operating expense. Our midstream operating expense increased $4.4 million, or 76%, to $10.1 million for the three months ended March 31, 2023 from $5.7 million for the three months ended March 31, 2022, and increased 75% on an equivalent basis per Boe. Midstream operating expense increased due to increases in labor and compression costs.
Gathering, transportation, and processing. Gathering, transportation, and processing expense increased $17.0 million, or 34%, to $67.4 million for the three months ended March 31, 2023 from $50.4 million for the three months ended March 31, 2022, and increased 33% on an equivalent basis per Boe. The Company continually monitors for the best sales volumes outlet and thereby incurred increased gathering, transportation, and processing expense during the three months ended March 31, 2023 associated with crude oil sales volumes, which also increased by 6% when compared to the same period in 2022. Further, all related gathering, transportation, and processing contracts contain annual price escalations, which have thereby contributed to the aggregate increase.

Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased $10.9 million, or 17%, to $52.4 million for the three months ended March 31, 2023 from $63.3 million for the three months ended March 31, 2022, and decreased 17% on an equivalent basis per Boe. Severance and ad valorem taxes primarily correlate to revenues, which decreased by 20% for the three months ended March 31, 2023 when compared to the same period in 2022.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $16.4 million, or 9%, to $201.3 million for the three months ended March 31, 2023 from $184.9 million for the three months ended March 31, 2022, and increased 9% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense is due to an increase in the depletion rate driven by an increase in the depletable property base in proportion to proved reserves.
Unused commitments. During the three months ended March 31, 2023 and 2022, we incurred $0.4 million and $0.8 million, respectively, in unused commitments primarily due to certain deficiency payments incurred under minimum volume water commitments.
Merger transaction costs. During the three months ended March 31, 2023 and 2022, we incurred $0.5 million and $20.5 million, respectively, in legal, advisor, and other costs associated with the Bison Acquisition and other mergers completed in the fourth quarter of 2021. During the three months ended March 31, 2022, merger transaction costs included $7.6 million of severance payments associated with merger activity.
General and administrative expense. Our general and administrative expense increased $1.2 million, or 3%, to $36.9 million for the three months ended March 31, 2023 from $35.7 million for the three months ended March 31, 2022, and increased 3% on an equivalent basis per Boe. The primary driver of the increase relates to an increase in professional services.
Derivative gain (loss).  Our derivative gain for the three months ended March 31, 2023 was $25.2 million as compared to a loss of $295.5 million for the three months ended March 31, 2022. Our derivative gain for the three months ended March 31, 2023 is due to fair market value adjustments caused by market prices being lower relative to our future contracted hedge prices, partially offset by settlement losses caused by market prices being higher than our current contracted hedge prices. Our derivative loss for the three months ended March 31, 2022 is due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended March 31, 2023 and 2022 was $7.4 million and $9.1 million, respectively. Average debt outstanding for the three months ended March 31, 2023 and 2022 was $400.0 million and $500.0 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Senior Notes	$5,000	$6,875
Commitment and letter of credit fees under the Credit Facility	1,299	1,113
Amortization of deferred financing costs	1,150	1,078
Total interest expense	$7,449	$9,066
Income tax expense. Our income tax expense for the three months ended March 31, 2023 and 2022 was $65.1 million and $23.4 million, resulting in an effective tax rate of 24.3% and 20.3% on pre-tax income, respectively. Our effective tax rate differs from the statutory United States federal income tax rate of 21% due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, changes in valuation allowances, and other permanent differences, including bargain purchase gain. Please refer Note 12 - Income Taxes under Part I, Item 1 of this report for additional discussion.

Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash flows from operating activities, available borrowing capacity under the Credit Facility, potential proceeds from equity and/or debt capital markets transactions, potential proceeds from sales of assets, and other sources. We may use our available liquidity for operating activities, working capital requirements, capital expenditures, acquisitions, debt reduction, the return of capital to shareholders, and for general corporate purposes.
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
As of March 31, 2023, our liquidity was $1.5 billion, consisting of cash on hand of $556.1 million and $987.9 million of available borrowing capacity on our Credit Facility. As of the date of filing of this report, the available borrowing capacity on our Credit Facility remained unchanged. Borrowing capacity under the Credit Facility is primarily based on the value assigned to the proved reserves attributable to our oil and natural gas interests. As of March 31, 2023, the Company’s aggregate elected commitments were $1.0 billion and borrowing base was $1.85 billion. On April 28, 2023, as part of the regularly scheduled, semi-annual borrowing base redetermination under the Credit Facility, the Company’s aggregate elected commitments and borrowing base were reaffirmed. The next scheduled borrowing base redetermination date is set to occur in October 2023.
The Credit Facility contains customary representations and various affirmative and negative covenants as well as certain financial covenants, including (a) a maximum ratio of the Company’s consolidated indebtedness to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1 and (b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2023, and through the filing of this report. Please refer to Note 5 - Long-Term Debt under Part I, Item 1 of this report for additional information.
Our material short-term cash requirements include: operating activities, working capital requirements, capital expenditures, commodity derivative liabilities, dividends, and payments of contractual obligations. Our material long-term cash requirements from various contractual and other obligations include: debt obligations and related interest payments, firm transportation and minimum volume agreements, taxes, asset retirement obligations, and operating leases. Please refer to Part I, Item 1 for additional information. Our future capital requirements, both near-term and long-term, will depend on many factors, including, but not limited to, commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of oil and gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments, and other factors. We regularly consider which resources, including debt and equity financings, are available to meet our future financial obligations, planned capital expenditures, and liquidity requirements.

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
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$538,849	$532,541
Net cash used in investing activities	(275,607)	(516,300)
Net cash used in financing activities	(475,161)	(116,346)
Cash, cash equivalents, and restricted cash	556,215	154,451
Acquisition of oil and natural gas properties	(30,824)	(300,087)
Exploration and development of oil and gas properties	(250,389)	(260,667)

Cash flows provided by operating activities
Net cash provided by operating activities increased by $6.3 million to $538.8 million for the three months ended March 31, 2023 as compared to $532.5 million for the three months ended March 31, 2022, which was attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows provided by (used in) investing activities
Net cash used in investing activities of $275.6 million for the three months ended March 31, 2023 was primarily the result of the exploration and development of oil and natural gas properties of $250.4 million and the acquisitions of oil and natural gas properties of $30.8 million, partially offset by $5.7 million from the sale of oil and natural gas properties.
Net cash used in investing activities of $516.3 million for the three months ended March 31, 2022 was primarily the result of acquisitions of oil and natural gas properties of $300.1 million and the exploration and development of oil and natural gas properties of $260.7 million, partially offset by cash acquired of $44.3 million.
Cash flows used in financing activities
Net cash used in financing activities of $475.2 million for the three months ended March 31, 2023 was primarily the result of the repurchase and retirement of common stock of $300.1 million, dividends paid of $173.4 million, and payments of employee tax withholdings in exchange for the return of common stock of $2.1 million.
Net cash used in financing activities of $116.3 million for the three months ended March 31, 2022 was primarily the result of dividends paid of $103.6 million and the payment of employee tax withholdings in exchange for the return of common stock of $12.9 million
Non-GAAP Financial Measures
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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of adjusted EBITDAX (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$202,461	$91,639
Exploration	571	528
Depreciation, depletion, and amortization	201,303	184,860
Abandonment and impairment of unproved properties	—	17,975
Stock-based compensation(1)	7,380	8,090
Non-recurring general and administrative expense(1)	—	2,886
Merger transaction costs	482	20,534
Unused commitments	391	776
(Gain) loss on property transactions, net	241	(16,797)
Interest expense	7,449	9,066
Interest income(2)	(6,218)	—
Derivative (gain) loss	(25,160)	295,493
Derivative cash settlements loss	(10,550)	(166,578)
Income tax expense	65,089	23,361
Adjusted EBITDAX	$443,439	$471,833
_________________________
(1)Included as a portion of general and administrative expense in the accompanying statements of operations.
(2)Included as a portion of other income in the accompanying statements of operations.
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
The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of free cash flow (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$538,849	$532,541
Add back: changes in current assets and liabilities	(116,079)	(93,352)
Cash flow from operations before changes in operating assets and liabilities	422,770	439,189
Less: exploration and development of oil and natural gas properties	(250,389)	(260,667)
Less: changes in working capital related to capital expenditures	14,099	28,015
Free cash flow	$186,480	$206,537
New Accounting Pronouncements
Please refer to Note 1 - Summary of Significant Accounting Policies, Basis of Presentation under Part I, Item 1 of this report and Note 2 - Basis of Presentation in the 2022 Form 10-K for any recently issued or adopted accounting standards.
Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2022 Form 10-K. During the three months ended March 31, 2023, there were no significant changes in the application of critical accounting policies.

Material Commitments
There have been no significant changes from our 2022 Form 10-K in our obligations and commitments, other than what is disclosed within Note 6 - Commitments and Contingencies and Note 13 - Leases under Part I, Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Oil and Natural Gas Price Risk
Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil and natural gas, the global supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels, local and global politics, and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations, and capital resources.
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
Interest Rates
As of March 31, 2023 and on the filing date of this report, we had a zero balance on our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an Alternate Base Rate or Secured Overnight Financing Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of March 31, 2023 and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants under the Credit Facility.
Counterparty and Customer Credit Risk
In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions. As of March 31, 2023, our derivative contracts have been executed with 6 counterparties, all of which are members of the Credit Facility lender group and have investment grade credit ratings. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies under Part I, Item 1 of this report.
Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our 2022 Form 10-K, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about our purchases of our common stock during the three months ended March 31, 2023:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Be
	of Shares	Average Price	Publicly Announced	Purchased Under Plans
	Purchased	Paid per Share	Plans or Programs	or Programs
January 1, 2023 - January 31, 2023(1)(2)	4,923,063	$61.00	—	—
February 1, 2023 - February 28, 2023	24,545	$61.99	—	—
March 1, 2023 - March 31, 2023	535	$66.25	—	—
Total	4,948,143	$61.01	—	—
_________________________
(1)On January 24, 2023, we entered into a privately-negotiated share purchase agreement with CPPIB Crestone Peak Resources Canada Inc. for the purchase of approximately 4.9 million shares of the Company’s common stock at $61.00 per share for a total purchase price of approximately $300.0 million. The purchase closed on January 27, 2023 and was funded from the Company’s cash on hand.
(2)In addition to the shares purchased in the privately-negotiated share purchase agreement with CPPIB Crestone Peak Resources Canada Inc., these amounts include 5,031 shares received by us from officers, executives, and employees for the payment of personal income tax withholding obligations upon the vesting of restricted stock awards.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Third Amended and Restated Certificate of Incorporation of Bonanza Creek Energy, Inc. (incorporated by reference to Exhibit 3.1 to Bonanza Creek Energy, Inc.’s Registration Statement on Form 8-A filed on April 28, 2017)

3.2
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Bonanza Creek Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2021)

3.3
Certificate of Elimination of Series A Junior Participating Preferred Stock of Civitas Resources, Inc. (incorporated by reference to Exhibit 3.3 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on November 3, 2021)

3.4
Sixth Amended and Restated Bylaws of Civitas Resources, Inc. (incorporated by reference to Exhibit 3.4 to Civitas Resources, Inc.’s Quarterly Report on Form 10-Q, File No. 001-35371, filed on October 31, 2022)

10.1
Share Purchase Agreement, dated January 24, 2023, between Civitas Resources, Inc. and CPPIB Crestone Peak Resources Canada Inc. (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on January 24, 2023)

10.2*†	Form of Officer Restricted Stock Unit Agreement under the Civitas Resources, Inc. 2021 Long Term Incentive Plan
10.3*†	Form of Officer Performance Stock Unit Agreement under the Civitas Resources, Inc. 2021 Long Term Incentive Plan
10.4*†	Form of Officer Restricted Stock Unit Agreement under the Extraction Oil & Gas, Inc. 2021 Long Term Incentive Plan
10.5*†	Form of Officer Performance Stock Unit Agreement under the Extraction Oil & Gas, Inc. 2021 Long Term Incentive Plan
10.6*
Form of Indemnity Agreement between Civitas Resources, Inc. and the directors and executive officers of Civitas Resources, Inc. (incorporated by reference to Exhibit 10.9 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on November 3, 2021)

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

CIVITAS RESOURCES, INC.

Date:	May 3, 2023	By:	/s/ Chris Doyle
Chris Doyle
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer (principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Chief Accounting Officer and Treasurer (chief accounting officer)