Form 10-Q
period 2023-06-30
CIVITAS RESOURCES, INC.
filed 2023-08-02
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of August 2, 2023, the registrant had 93,760,666 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

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
•the adequacy of our insurance;
•plans and expectations with respect to the Acquisitions (as defined herein) and the anticipated impact of the Acquisitions on the Company’s results of operations, financial position, future growth opportunities, reserve estimates, and competitive position;
•the results, effects, benefits, and synergies of other mergers and acquisitions; and
•other statements concerning our anticipated operations, economic performance, and financial condition.
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on June 20, 2023, and in subsequent reports we file with the SEC (including Part II, Item 1A of this report);
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
All forward-looking statements speak only as of the date of this report. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. We disclose other important factors that could cause our actual results to differ materially from our expectations under “Part I, Item 1A. Risk Factors” and other sections of our 2022 Form 10-K, Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on June 20, 2023 and in subsequent reports we file with the SEC (including Part II, Item 1A of this report). These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,702,897	$768,032
Accounts receivable, net:
Oil and natural gas sales	201,248	343,500
Joint interest and other	100,664	135,816
Derivative assets	4,335	2,490
Prepaid income taxes	2,266	29,604
Deposits for acquisitions	352,500	—
Prepaid expenses and other	49,297	48,988
Total current assets	3,413,207	1,328,430
Property and equipment (successful efforts method):
Proved properties	7,390,897	6,774,635
Less: accumulated depreciation, depletion, and amortization	(1,628,303)	(1,214,484)
Total proved properties, net	5,762,594	5,560,151
Unproved properties	578,508	593,971
Wells in progress	316,119	407,351
Other property and equipment, net of accumulated depreciation of $8,498 in 2023 and $7,329 in 2022	49,619	49,632
Total property and equipment, net	6,706,840	6,611,105
Long-term derivative assets	1,800	794
Right-of-use assets	41,572	24,125
Other noncurrent assets	7,567	6,945
Total assets	$10,170,986	$7,971,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$240,555	$295,297
Production taxes payable	389,392	258,932
Oil and natural gas revenue distribution payable	522,308	538,343
Derivative liability	21,438	46,334
Asset retirement obligations	25,557	25,557
Lease liability	21,841	13,464
Total current liabilities	1,221,091	1,177,927
Long-term liabilities:
Senior notes	3,048,511	393,293
Ad valorem taxes	153,371	412,650
Derivative liability	2,973	17,199
Deferred income tax liabilities	409,593	319,618
Asset retirement obligations	268,366	265,469
Lease liability	20,394	11,324
Total liabilities	5,124,299	2,597,480
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 80,220,613 and 85,120,287 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4,869	4,918
Additional paid-in capital	3,957,513	4,211,197
Retained earnings	1,084,305	1,157,804
Total stockholders’ equity	5,046,687	5,373,919
Total liabilities and stockholders’ equity	$10,170,986	$7,971,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating net revenues:
Oil and natural gas sales	$660,526	$1,151,364	$1,316,548	$1,969,174
Operating expenses:
Lease operating expense	51,230	41,877	97,068	77,896
Midstream operating expense	13,319	7,469	23,380	13,181
Gathering, transportation, and processing	64,873	79,519	132,225	129,922
Severance and ad valorem taxes	52,443	85,870	104,805	149,174
Exploration	546	1,553	1,117	2,081
Depreciation, depletion, and amortization	232,786	204,519	434,089	389,379
Abandonment and impairment of unproved properties	—	—	—	17,975
Unused commitments	363	1,731	754	2,507
Bad debt expense	836	4	583	4
Merger transaction costs	31,145	1,418	31,627	21,952
General and administrative expense, including $9,895, $6,135, $17,275, and $14,225, respectively, of stock-based compensation	33,541	29,666	70,399	65,386
Total operating expenses	481,082	453,626	896,047	869,457
Other income (expense):
Derivative gain (loss)	4,927	(72,650)	30,087	(368,143)
Interest expense	(8,753)	(8,116)	(16,202)	(17,182)
Gain (loss) on property transactions, net	(13)	—	(254)	16,797
Other income	8,045	4,313	17,068	5,096
Total other income (expense)	4,206	(76,453)	30,699	(363,432)
Income from operations before income taxes	183,650	621,285	451,200	736,285
Income tax expense	(44,363)	(152,464)	(109,452)	(175,825)
Net income	$139,287	$468,821	$341,748	$560,460

Net income per common share:
Basic	$1.73	$5.52	$4.22	$6.60
Diluted	$1.72	$5.48	$4.18	$6.56
Weighted-average common shares outstanding:
Basic	80,393	84,993	81,052	84,917
Diluted	81,144	85,554	81,824	85,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2022	85,120,287	$4,918	$4,211,197	$1,157,804	$5,373,919
Restricted common stock issued	112,052	—	—	—	—
Stock used for tax withholdings	(30,111)	—	(2,118)	—	(2,118)
Exercise of stock options	13,352	—	440	—	440
Common stock repurchased and retired	(4,918,032)	(49)	(243,312)	(60,094)	(303,455)
Stock-based compensation	—	—	7,380	—	7,380
Dividends declared, $2.1500 per share	—	—	—	(176,878)	(176,878)
Net income	—	—	—	202,461	202,461
Balances, March 31, 2023	80,297,548	4,869	3,973,587	1,123,293	5,101,749
Restricted common stock issued	375,615	4	—	—	4
Stock used for tax withholdings	(139,895)	(1)	(10,495)	—	(10,496)
Exercise of stock options	111	—	4	—	4
Common stock repurchased and retired	(312,766)	(3)	(15,478)	(4,917)	(20,398)
Stock-based compensation	—	—	9,895	—	9,895
Dividends declared, $2.1200 per share	—	—	—	(173,358)	(173,358)
Net income	—	—	—	139,287	139,287
Balances, June 30, 2023	80,220,613	$4,869	$3,957,513	$1,084,305	$5,046,687

Balances, December 31, 2021	84,572,846	$4,912	$4,199,108	$450,978	$4,654,998
Restricted common stock issued	579,229	6	—	—	6
Stock used for tax withholdings	(215,811)	(2)	(12,932)	—	(12,934)
Exercise of stock options	5,294	—	178	—	178
Stock-based compensation	—	—	8,090	—	8,090
Dividends declared, $1.2125 per share	—	—	—	(104,444)	(104,444)
Net income	—	—	—	91,639	91,639
Balances, March 31, 2022	84,941,558	4,916	4,194,444	438,173	4,637,533
Restricted common stock issued	130,309	1	—	—	1
Stock used for tax withholdings	(40,646)	—	(2,813)	—	(2,813)
Exercise of stock options	742	—	24	—	24
Stock-based compensation	—	—	6,135	—	6,135
Dividends declared, $1.3625 per share	—	—	—	(117,151)	(117,151)
Net income	—	—	—	468,821	468,821
Balances, June 30, 2022	85,031,963	$4,917	$4,197,790	$789,843	$4,992,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$341,748	$560,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	434,089	389,379
Deferred income tax expense	89,975	125,440
Abandonment and impairment of unproved properties	—	17,975
Stock-based compensation	17,275	14,225
Amortization of deferred financing costs	2,305	2,180
Derivative (gain) loss	(30,087)	368,143
Derivative cash settlement loss	(11,885)	(348,209)
(Gain) loss on property transactions, net	254	(16,797)
Other	292	155
Changes in current assets and liabilities:
Accounts receivable, net	176,984	(32,776)
Prepaid expenses and other assets	26,338	(6,579)
Accounts payable and accrued liabilities	(157,973)	192,839
Settlement of asset retirement obligations	(13,285)	(11,667)
Net cash provided by operating activities	876,030	1,254,768
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(51,247)	(303,602)
Cash acquired	—	44,310
Proceeds from sale of oil and natural gas properties	5,764	—
Exploration and development of oil and natural gas properties	(518,949)	(467,186)
Proceeds from (additions to) other property and equipment	(1,157)	66
Purchases of carbon offsets	(5,651)	(7,196)
Deposits for acquisitions	(352,500)	—
Other	536	117
Net cash used in investing activities	(923,204)	(733,491)
Cash flows from financing activities:
Proceeds from credit facility	—	100,000
Payments to credit facility	—	(100,000)
Proceeds from issuance of senior notes	2,666,250	—
Redemption of senior notes	—	(100,000)
Dividends paid	(347,524)	(219,768)
Common stock repurchased and retired	(320,305)	—
Proceeds from exercise of stock options	444	202
Payment of employee tax withholdings in exchange for the return of common stock	(12,610)	(15,740)
Payment of deferred financing costs	(4,215)	(1,174)
Net cash provided by (used in) financing activities	1,982,040	(336,480)
Net change in cash, cash equivalents, and restricted cash	1,934,866	184,797
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	768,134	254,556
End of period(1)	$2,703,000	$439,353
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

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Operations
When we use the terms “Civitas,” the “Company,” “we,” “us,” or “our,” we are referring to Civitas Resources, Inc. and its consolidated subsidiaries unless the context otherwise requires. Civitas is an independent exploration and production company focused on the acquisition, development, and production of oil and associated liquids-rich natural gas primarily in the Denver-Julesburg Basin in Colorado (the “DJ Basin”) and Permian Basin in Texas and New Mexico.
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
The December 31, 2022 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our 2022 Form 10-K, but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the audited consolidated financial statements and related notes included in our 2022 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2023, through the filing date of this report. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year or any other future period.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 - Summary of Significant Accounting Policies in the 2022 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report.
Recently Issued and Adopted Accounting Standards
There are no accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of June 30, 2023, and through the filing date of this report.
NOTE 2 - ACQUISITIONS AND DIVESTITURES
All mergers and acquisitions disclosed are accounted for under the acquisition method of accounting for business combinations. Accordingly, we conduct assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition are expensed as incurred. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, and a market-based weighted-average cost of capital. These inputs require significant judgments and estimates by management at the time of the valuation.
Hibernia Acquisition
On June 19, 2023, the Company entered into a membership interest purchase agreement (the “Hibernia Acquisition Agreement”) with Hibernia Energy III Holdings, LLC and Hibernia Energy III-B Holdings, LLC, pursuant to which the Company agreed to purchase all of the issued and outstanding equity ownership interests of Hibernia Energy III, LLC and Hibernia Energy III-B, LLC. In connection with and upon execution of the Hibernia Acquisition Agreement, the Company deposited with an escrow agent a cash deposit equal to 7.5% of the unadjusted Hibernia Purchase Price (as defined below).

On August 2, 2023, the Company completed the transactions contemplated by the Hibernia Acquisition Agreement (the “Hibernia Acquisition”) for aggregate consideration of $2.25 billion in cash, subject to certain customary purchase price adjustments set forth in the Hibernia Acquisition Agreement (as adjusted, the “Hibernia Purchase Price”). All amounts deposited were applied towards the aggregate cash consideration due at the closing of the Hibernia Acquisition.
The preliminary purchase price allocation for the Hibernia Acquisition is not complete as of the date of this report. The Company expects to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
Tap Rock Acquisition
On June 19, 2023, the Company entered into a membership interest purchase agreement (the “Tap Rock Acquisition Agreement”) with Tap Rock Resources Legacy, LLC (“Tap Rock I Legacy”), Tap Rock Resources Intermediate, LLC (“Tap Rock I Intermediate” and, together with Tap Rock I Legacy, the “Tap Rock I Sellers”), Tap Rock Resources II Legacy, LLC (“Tap Rock II Legacy”), Tap Rock Resources II Intermediate, LLC (“Tap Rock II Intermediate” and, together with Tap Rock II Legacy, the “Tap Rock II Sellers”), Tap Rock NM10 Legacy Holdings, LLC (“NM10 Legacy”), and Tap Rock NM10 Holdings Intermediate, LLC (“NM10 Intermediate” and together with NM10 Legacy, the “NM10 Sellers”, and the NM10 Sellers, together with the Tap Rock I Sellers and Tap Rock II Sellers, the “Tap Rock Sellers”), solely in its capacity as “Sellers’ Representative” (as defined therein), Tap Rock I Legacy (the “Tap Rock Sellers’ Representative”), and solely for the limited purposes set forth therein, Tap Rock Resources, LLC, pursuant to which the Company agreed to purchase all of the issued and outstanding equity ownership interests of a Delaware limited liability company to be formed by the Tap Rock I Sellers, Tap Rock Resources II, LLC, and Tap Rock NM10 Holdings, LLC from the Tap Rock I Sellers, the Tap Rock II Sellers and the NM10 Sellers, respectively. In connection with and upon execution of the Tap Rock Acquisition Agreement, the Company deposited with an escrow agent a cash deposit equal to 7.5% of the unadjusted Tap Rock Purchase Price (as defined below).
On August 2, 2023, the Company completed the transactions contemplated by the Tap Rock Acquisition Agreement (the “Tap Rock Acquisition” and, together with the Hibernia Acquisition, the “Acquisitions”) for aggregate consideration of approximately $2.45 billion, which was comprised of (i) $1.50 billion in cash, subject to certain customary purchase price adjustments set forth in the Tap Rock Acquisition Agreement and (ii) 13,538,472 shares of common stock, par value $0.01 per share, of the Company valued at approximately $950.0 million, subject to certain customary anti-dilution and purchase price adjustments (as adjusted, the “Tap Rock Purchase Price”). All amounts deposited were applied towards the aggregate cash consideration due at the closing of the Tap Rock Acquisition.
The preliminary purchase price allocation for the Tap Rock Acquisition is not complete as of the date of this report. The Company expects to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
Bison Acquisition
On March 1, 2022, the Company completed the acquisition of privately held DJ Basin operator Bison Oil & Gas II, LLC for merger consideration of approximately $280.4 million (the “Bison Acquisition”). Net assets acquired under the purchase price allocation were $294.0 million and consequently resulted in a bargain purchase gain of $13.6 million. Because of the immateriality of the Bison Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
Merger transaction costs
Merger transaction costs related to the aforementioned mergers and acquisitions are accounted for separately from the assets acquired and liabilities assumed and are included in merger transaction costs in the accompanying unaudited condensed consolidated statements of operations (“statements of operations”). The Company incurred merger transaction costs of $31.1 million and $1.4 million during the three months ended June 30, 2023 and 2022, respectively, and $31.6 million and $22.0 million during the six months ended June 30, 2023 and 2022, respectively.
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

NOTE 3 - REVENUE RECOGNITION
Oil and natural gas sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating net revenues:
Oil sales	$541,043	$778,258	$1,001,417	$1,327,760
Natural gas sales	45,364	205,840	148,919	319,001
Natural gas liquid (“NGL”) sales	74,119	167,266	166,212	322,413
Oil and natural gas sales	$660,526	$1,151,364	$1,316,548	$1,969,174
The Company recognizes revenue from the sale of produced oil, natural gas, and NGL at the point in time when control of produced oil, natural gas, or NGL volumes transfer to the purchaser, which may differ depending on the applicable contractual terms. The Company considers the transfer of control to have occurred when the purchaser has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the oil, natural gas, or NGL production. Transfer of control dictates the presentation of gathering, transportation, and processing expenses within the accompanying statements of operations. Gathering, transportation, and processing expenses incurred by the Company prior to the transfer of control are recorded gross within the gathering, transportation, and processing line item on the accompanying statements of operations. Conversely, gathering, transportation, and processing expenses incurred by the Company subsequent to the transfer of control are recorded net within the oil and natural gas sales line item on the accompanying statements of operations. Please refer to Note 1 - Summary of Significant Accounting Policies in the 2022 Form 10-K for more information regarding the types of contracts under which oil, natural gas, and NGL sales revenue is generated.
The Company records revenue in the month production is delivered and control is transferred to the purchaser. However, settlement statements and payment may not be received for 30 to 60 days after the date production is delivered and control is transferred. Until such time settlement statements and payment are received, the Company records a revenue accrual based on, amongst other factors, an estimate of the volumes delivered at estimated prices as determined by the applicable contractual terms. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the three and six months ended June 30, 2023 and 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant. As of June 30, 2023 and December 31, 2022, the Company’s receivables from contracts with customers were $201.2 million and $343.5 million, respectively.
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable trade	$27,811	$31,783
Accrued drilling and completion costs	80,826	137,171
Accrued lease operating expense	18,715	18,109
Accrued gathering, transportation, and processing	56,913	59,398
Accrued general and administrative expense	24,761	20,054
Accrued merger transaction costs	6,252	—
Accrued commodity derivative settlements	844	12,514
Accrued interest expense	6,778	5,509
Accrued settlement	5,727	1,497
Other accrued expenses	11,928	9,262
Total accounts payable and accrued expenses	$240,555	$295,297

NOTE 5 - LONG-TERM DEBT
Senior Notes
Senior Notes are recorded net of unamortized discount and unamortized deferred financing costs within senior notes on the accompanying balance sheets, with no associated premiums. The tables below present the related carrying values as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Principal Amount	Unamortized Discount	Unamortized Deferred Financing Costs	Principal Amount, Net
2026 Senior Notes	$400,000	$—	$5,901	$394,099
2028 Senior Notes	1,350,000	16,875	5,919	1,327,206
2031 Senior Notes	1,350,000	16,875	5,919	1,327,206
Total	$3,100,000	$33,750	$17,739	$3,048,511

	As of December 31, 2022
	Principal Amount	Unamortized Discount	Unamortized Deferred Financing Costs	Principal Amount, Net
2026 Senior Notes	$400,000	$—	$6,707	$393,293
8.375% Senior Notes due 2028 and 8.750% Senior Notes due 2031. On June 29, 2023, the Company issued $1.35 billion aggregate principal amount of 8.375% Senior Notes due 2028 (the “2028 Senior Notes”), at par, pursuant to an indenture (the “2028 Indenture”) among the Company, Computershare Trust Company, N.A., as trustee, and the guarantors party thereto, and $1.35 billion aggregate principal amount of 8.750% Senior Notes due 2031 (the “2031 Senior Notes” and, together with the 2028 Senior Notes, the “Acquisition Senior Notes”), at par, pursuant to an indenture (the “2031 Indenture”) among the Company, Computershare Trust Company, N.A., as trustee. Upon issuance of the Acquisition Senior Notes, the Company received net proceeds of $2.67 billion after deducting fees of $33.8 million. The Company used the net proceeds from the Acquisition Senior Notes, together with cash on hand and borrowings under the Credit Facility, to fund a portion of the consideration for the Acquisitions. Interest on the 2028 Senior Notes and the 2031 Senior Notes will accrue at the rate of 8.375% per annum and 8.750% per annum, respectively, and will be payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2024.
The 2028 Indenture and 2031 Indenture each contain covenants that limit, among other things, the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create liens securing indebtedness; pay dividends on or redeem or repurchase stock or subordinated debt; make specified types of investments and acquisitions; enter into or permit to exist contractual limits on the ability of the Company’s subsidiaries to pay dividends to the Company; enter into transactions with affiliates; and sell assets or merge with other companies. These covenants will not, however, restrict the activities of the entities that will be acquired in connection with the Acquisitions prior to the consummation of the Acquisitions. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 2028 Indenture and 2031 Indenture as of June 30, 2023, and through the filing of this report. Each of the 2028 Indenture and 2031 Indenture also contain customary events of default.
At any time prior to July 1, 2025, the Company may redeem all or part of the 2028 Senior Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any. On or after July 1, 2025, the Company may redeem all or part of the 2028 Senior Notes at redemption prices (expressed as percentages of the principal amount redeemed) equal to (i) 104.188% for the twelve-month period beginning on July 1, 2025; (ii) 102.094% for the twelve-month period beginning on July 1, 2026; and (iii) 100.000% for the period beginning July 1, 2027 and at any time thereafter, plus accrued and unpaid interest, if any to, but excluding the redemption date (subject to the right of the noteholders on the relevant record date to receive interest on the relevant interest payment date).

At any time prior to July 1, 2026, the Company may redeem all or part of the 2031 Senior Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any. On or after July 1, 2026, the Company may redeem all or part of the 2031 Senior Notes at redemption prices (expressed as percentages of the principal amount redeemed) equal to (i) 104.375% for the twelve-month period beginning on July 1, 2026; (ii) 102.188% for the twelve-month period beginning on July 1, 2027; and (iii) 100.000% for the period beginning July 1, 2028 and at any time thereafter, plus accrued and unpaid interest, if any to, but excluding the redemption date (subject to the right of the noteholders on the relevant record date to receive interest on the relevant interest payment date).
The Company may redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes or 2031 Senior Notes at any time prior to July 1, 2025 or 2026, respectively, with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 108.375%, with respect to the 2028 Senior Notes, and 108.750%, with respect to the 2031 Senior Notes, of the principal amount of such series of Acquisition Senior Notes redeemed, plus accrued and unpaid interest, if any, provided, however, that (i) at least 65.0% of the aggregate principal amount of Acquisition Senior Notes of such series originally issued on the issue date (but excluding Acquisition Senior Notes of such series held by the Company and its subsidiaries) remains outstanding immediately after the occurrence of such redemption (unless all such Acquisition Senior Notes are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days after the date of the closing of such equity offering.
The Acquisition Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries, including the entities that became subsidiaries of the Company upon the consummation of the Acquisitions, as well as by certain other future subsidiaries that may be required to guarantee the Acquisition Senior Notes.
5.000% Senior Notes due 2026. On October 13, 2021, the Company issued $400.0 million aggregate principal amount of 5.000% Senior Notes due 2026 (the “2026 Senior Notes”) pursuant to an indenture (the “2026 Indenture”), among Civitas Resources, Wells Fargo Bank, National Association, as trustee, and the guarantors party thereto. Interest accrues at the rate of 5.000% per annum and is payable semiannually in arrears on April 15 and October 15 of each year. Payments commenced on April 15, 2022.
The 2026 Indenture contains covenants that limit, among other things, the Company’s ability to: (i) incur or guarantee additional indebtedness; (ii) create liens securing indebtedness; (iii) pay dividends on or redeem or repurchase stock or subordinated debt; (iv) make specified types of investments and acquisitions; (v) enter into or permit to exist contractual limits on the ability of the Company’s subsidiaries to pay dividends to Civitas Resources; (vi) enter into transactions with affiliates; and (vii) sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 2026 Indenture as of June 30, 2023, and through the filing of this report. In addition, certain of these covenants will be terminated before the 2026 Senior Notes mature if at any time no default or event of default exists under the 2026 Indenture and the 2026 Senior Notes receive an investment-grade rating from at least two ratings agencies. The 2026 Indenture also contains customary events of default.
At any time prior to October 15, 2023, the Company may redeem the 2026 Senior Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any. On or after October 15, 2023, the Company may redeem all or part of the 2026 Senior Notes at redemption prices (expressed as percentages of the principal amount redeemed) equal to (i) 102.500% for the twelve-month period beginning on October 15, 2023; (ii) 101.250% for the twelve-month period beginning on October 15, 2024; and (iii) 100.000% for the twelve-month period beginning October 15, 2025 and at any time thereafter, plus accrued and unpaid interest, if any.
The Company may redeem up to 35% of the aggregate principal amount of the 2026 Senior Notes at any time prior to October 15, 2023 with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 105.000% of the principal amount of the 2026 Senior Notes redeemed, plus accrued and unpaid interest, if any, provided, however, that (i) at least 65.0% of the aggregate principal amount of the 2026 Senior Notes originally issued on the issue date (but excluding 2026 Senior Notes held by the Company) remains outstanding immediately after the occurrence of such redemption (unless all such 2026 Senior Notes are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days after the date of the closing of such equity offering.
The 2026 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of Civitas’ existing subsidiaries.

7.500% Senior Notes due 2026. In April 2021, the Company issued $100.0 million aggregate principal amount of 7.500% Senior Notes due 2026 pursuant to an indenture by and among Civitas Resources, U.S. Bank National Association, as trustee, and the guarantors party thereto. Interest accrued at the rate of 7.500% per annum and was payable semiannually in arrears on April 30 and October 31 of each year. On May 1, 2022, the Company redeemed all of the issued and outstanding 7.500% Senior Notes at 100.0% of their aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.
Credit Facility
The Company is party to a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent, and a syndicate of financial institutions, as lenders, that had an aggregate maximum commitment amount of $2.0 billion and was set to mature on November 1, 2025 (with all subsequent amendments, the “Credit Facility” or the “Credit Agreement”).
The Credit Facility is guaranteed by all restricted domestic subsidiaries of the Company, including the entities that became subsidiaries of the Company upon the consummation of the Acquisitions, and is secured by first priority security interests on substantially all assets, including a mortgage on at least 90% of the total value of the proved properties evaluated in the most recently delivered reserve reports prior to the amendment effective date, including any engineering reports relating to the oil and natural gas properties of the restricted domestic subsidiaries of the Company, subject to customary exceptions.
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
In addition, the Company is subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) permitted net leverage ratio of 3.00 to 1 and (b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2023 and through the filing of this report.
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

In connection with the Company’s entry into the Hibernia Acquisition Agreement and the Tap Rock Acquisition Agreement, on June 23, 2023, the Company entered into an amendment to the Credit Agreement. Pursuant to the amendment, the Company was authorized to, among other things, (i) offer and issue the Acquisition Senior Notes, (ii) incur indebtedness pursuant to those certain debt commitment letters by and among the Company, Bank of America N.A., BofA Securities, Inc., and JPMorgan Chase Bank, N.A. providing for two separate 364-day bridge loan facilities in an aggregate principal amount of up to $2.7 billion (such facilities, the “Bridge Facilities” and the loans made thereunder, the “Bridge Loans”), the proceeds of which would have, if drawn, be used to partially fund the Acquisitions, (iii) incur the debt described in the immediately preceding clauses (i) and (ii) without any corresponding reduction in the borrowing base of the Credit Facility, and (iv) incur pari passu term loan indebtedness subject to a total secured leverage test of 2.00 to 1.00 and certain other customary terms and conditions. Because the Acquisition Senior Notes successfully closed and were issued on June 29, 2023, the Company did not draw on the Bridge Loans and has terminated the commitments under the Bridge Facilities. Consequently, approximately $22.6 million of fees associated with the Bridge Facilities and backstop fees associated with the Credit Facility amendment were incurred and expensed to merger transaction costs in the accompanying statements of operations for the three and six months ended June 30, 2023.
Finally, in connection with the Company’s closing of the Acquisitions, on August 2, 2023, the Company entered in an amendment to the Credit Agreement whereby aggregate elected commitments increased from $1.0 billion to $1.85 billion, the borrowing base increased from $1.85 billion to $3.0 billion, and the aggregate maximum credit commitment increased from $2.0 billion to $4.0 billion. In addition, the maturity of the Credit Facility was extended to August 2028. The next scheduled borrowing base redetermination date is set to occur in May 2024.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in thousands):

	August 2, 2023	June 30, 2023	December 31, 2022
Revolving credit facility	$750,000	$—	$—
Letters of credit	12,100	12,100	12,100
Available borrowing capacity	1,087,900	987,900	987,900
Total aggregate elected commitments	$1,850,000	$1,000,000	$1,000,000
In connection with the amendments to the Credit Facility, the Company capitalized a total of approximately $13.0 million in deferred financing costs as of June 30, 2023. Of the total post-amortization net capitalized amounts, (i) $4.6 million and $5.5 million are presented within other noncurrent assets on the accompanying balance sheets as of June 30, 2023 and December 31, 2022, respectively, and (ii) $3.5 million and $3.0 million are presented within prepaid expenses and other on the accompanying balance sheets as of June 30, 2023 and December 31, 2022, respectively.
Interest Expense
For the three months ended June 30, 2023 and 2022, the Company incurred interest expense of $8.8 million and $8.1 million, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred interest expense of $16.2 million and $17.2 million, respectively. No interest was capitalized during the three and six months ended June 30, 2023 and 2022.
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

As of the filing date of this report, there were no probable, material pending, or overtly threatened legal actions against the Company of which it was aware, other than the following:
Boulder County. In prior periods, there was ongoing litigation between Boulder County and Extraction which has been previously disclosed as having the potential to prevent oil and gas operations for the development of minerals contained within Boulder County, Colorado. Boulder County had initiated suit in District Court for Boulder County that was primarily a contract case, where the relevant contracts were the conservation easement over the Blue Paintbrush location, Extraction’s Surface Use Agreement for the Blue Paintbrush location, and the leases that Boulder owns within the Blue Paintbrush drilling and spacing unit. Boulder sought invalidation of these leases in the litigation. This litigation has been resolved as to all substantive issues.
In May 2022, Boulder County alleged new legal theories and requested termination of the leases previously at issue in the Blue Paintbrush litigation. Boulder raised these same claims in opposition to the Company’s pooling application before the Colorado Energy & Carbon Management Commission (“ECMC”) (formerly the Colorado Oil & Gas Conservation Commission), which did not proceed to hearing after the Company withdrew the pooling application. If an action is brought by Boulder County, an adverse outcome in any such litigation could result in the Company failing to meet its development objectives in Blue Paintbrush.
Enforcement. Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company believes could exceed $0.3 million. The Company has received Notices of Alleged Violations (“NOAV”) from the ECMC alleging violations of various Colorado statutes and ECMC regulations governing oil and gas operations. The Company has further received notices from the Colorado Air Pollution Control Division. The Company continues to engage in discussions regarding resolution of the alleged violations. As of June 30, 2023 and December 31, 2022, the Company has accrued approximately $1.0 million and $0.7 million, respectively, associated with the NOAVs and Colorado Air Pollution Control Division notices.
Commitments
Firm Transportation Agreements. The Company is party to a firm pipeline transportation contract to provide a guaranteed outlet for production on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges on 12,500 barrels (“Bbl”) per day through April 2025, regardless of the amount of pipeline capacity utilized by the Company. The aggregate financial commitment fee over the remaining term was $26.8 million as of June 30, 2023. The Company expects to utilize most, if not all, of the firm capacity on the oil pipeline system.
Minimum Volume Agreement - Oil. The Company is party to a purchase agreement to deliver fixed and determinable quantities of crude oil. Under the terms of the agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitment of 20,000 gross Bbls per day over a term ending in December 2023. The aggregate financial commitment fee over the remaining term is $22.6 million as of June 30, 2023. The Company has not and does not expect to incur any deficiency payments.
Minimum Volume Agreement - Gas and Other. The Company is party to a gas gathering and processing agreement (the “Gathering Agreement”) with a third-party midstream provider over a term ending in 2029 with an annual minimum volume commitment of 13.0 billion cubic feet of natural gas. The Gathering Agreement also includes a commitment to sell take-in-kind NGLs from other processing agreements of 7,500 Bbls a day through 2026 with the ability to roll forward up to a 10% shortfall in a given month to the subsequent month. The aggregate financial commitment fee over the remaining term is $107.6 million as of June 30, 2023, which fluctuates with commodity prices as this is a value-based percentage of proceeds sales contract. Based on current projections, the Company may incur approximately $31.0 million of shortfall payments under the Gathering Agreement during the remaining term of approximately seven years; however, the Company is actively engaging alternative strategies to reduce any potential contract deficiencies incurred in future periods.
Additionally, the Company is also party to a gas gathering and processing agreement with several third-party producers and a third-party midstream provider to deliver to two different plants over terms that end in August 2025 and July 2026. The Company’s share of these commitments requires an incremental 51.5 and 20.6 million cubic feet of natural gas (“MMcf”) per day, respectively, over a baseline volume of 65 MMcf per day for a period of seven years following the in-service dates of the plants. The Company may be required to pay a shortfall fee for any incremental volume deficiencies under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other incremental third-party volumes available to the midstream provider that are in excess of the total commitments. Because of the third-party producer reduction provision, we believe that the aggregate financial commitment fee over the remaining term is zero as of June 30, 2023. The Company has not and does not expect to incur any deficiency payments.

The Company is also party to additional individually immaterial agreements that require the Company to pay a fee associated with the minimum volumes over various terms ending in December 2025, regardless of the amount delivered. The aggregate financial commitment fee over the remaining term for these contracts was $8.5 million as of June 30, 2023.
The minimum annual payments under these agreements for the next five years as of June 30, 2023 are presented below (in thousands):

	Firm Transportation	Minimum Volume(1)
Remainder of 2023	$7,360	$34,182
2024	14,640	19,596
2025	4,800	20,434
2026	—	16,816
2027	—	16,250
2028 and thereafter	—	31,460
Total	$26,800	$138,738
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
The Company records compensation expense associated with the issuance of awards under the LTIP on a straight-line basis over the vesting period based on the fair value of the awards as of the date of grant within general and administrative expense. The following table outlines the compensation expense recorded by type of award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted and deferred stock units	$4,769	$3,917	$9,194	$9,182
Performance stock units	5,126	2,218	8,081	5,043
Total stock-based compensation	$9,895	$6,135	$17,275	$14,225

As of June 30, 2023, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$27,578	2026
Performance stock units	26,364	2025
Total unrecognized stock-based compensation	$53,942
Restricted Stock Units and Deferred Stock Units
The Company grants time-based Restricted Stock Units (“RSUs”) to its officers, executives, and employees and time-based Deferred Stock Units (“DSUs”) to its non-employee directors as part of its LTIP. Each RSU and DSU represents a right to receive one share of the Company’s common stock at the end of the specified vesting period. RSUs generally vest and settle either over a (i) one-year vesting period, with the entire grant vesting and settling on the anniversary date or (ii) three-year vesting period, with one-third of the total grant vesting and settling on each anniversary date. Each RSU is entitled to a dividend equivalent right to receive, upon settlement, a cash payment based on the regular cash dividends that would have been paid on a share of the Company’s common stock during the period between the grant date and the date the RSUs vest and are settled. Accrued but unpaid dividend equivalents are recognized as a liability on the accompanying balance sheets, until the recipients receive the dividend equivalents upon vesting and settlement. DSUs generally vest over a one-year period following the grant date. DSUs are settled in shares of the Company’s common stock upon the non-employee director’s separation of service from the Board of Directors (the “Board”). Each DSU is entitled to a dividend equivalent right to receive, upon vesting, a cash payment based on the regular cash dividends that would have been paid on a share of the Company’s common stock. The grant-date fair value of RSUs and DSUs is equal to the closing price of the Company’s common stock on the date of the grant.
A summary of the status and activity of non-vested RSUs and DSUs for the six months ended June 30, 2023 is presented below:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	675,898	$50.27
Granted	309,500	71.12
Vested	(342,563)	46.67
Forfeited	(34,072)	57.36
Non-vested, end of period	608,763	$62.50
The aggregate grant-date fair value of the RSUs and DSUs granted under the LTIP during the six months ended June 30, 2023 was $22.0 million.
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
A summary of the status and activity of non-vested PSUs for the six months ended June 30, 2023 is presented below:

	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	345,999	$77.42
Granted	233,861	103.39
Vested	(89,901)	78.49
Forfeited	(59,726)	87.80
Expired	(242)	18.26
Non-vested, end of period	429,991	$89.92
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
The aggregate grant-date fair value of the PSUs granted under the LTIP during the six months ended June 30, 2023 was $24.2 million.
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
A summary of the status and activity of stock options for the six months ended June 30, 2023 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	15,170	$34.36
Exercised	(13,463)	34.36
Expired	(111)	34.36
Outstanding, end of period	1,596	$34.36	3.8	$56
Options outstanding and exercisable	1,596	$34.36	3.8	$56
The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 was $0.5 million.
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
The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and their classification within the fair value hierarchy (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3
Derivative assets	$—	$6,135	$—
Derivative liabilities	$—	$24,411	$—

	As of December 31, 2022
	Level 1	Level 2	Level 3
Derivative assets	$—	$3,284	$—
Derivative liabilities	$—	$63,533	$—
Long-Term Debt
The 2026 Senior Notes, 2028 Senior Notes, and 2031 Senior Notes are recorded at cost, net of any unamortized discount or deferred financing costs. As of June 30, 2023, the fair value of the 2026 Senior Notes, 2028 Senior Notes, and 2031 Senior Notes were $377.3 million, $1.37 billion, and $1.37 billion, respectively. These fair values are based on quoted market prices, and as such, are designated as Level 1 within the fair value hierarchy. The recorded value of the Credit Facility, if any, approximates its fair value as it bears interest at a floating rate that approximates a current market rate. Please refer to Note 5 - Long-Term Debt for additional information.

Warrants
Warrants issued are indexed to the Company’s common stock and required to be net share settled via a cashless exercise. Accordingly, they are classified as equity instruments. The Company’s share price traded below the exercise price of the warrants and therefore were not exercisable during the three and six months ended June 30, 2023 and 2022.
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
Acquisitions and Impairments of Proved and Unproved Properties
We measure acquired assets or businesses at fair value on a nonrecurring basis and review our proved and unproved oil and natural gas properties for impairment using inputs that are not observable in the market, and are therefore designated as Level 3 within the valuation hierarchy. There were no impairments of proved properties recorded during the three and six months ended June 30, 2023 and 2022, and no abandonment and impairment of unproved properties expense was incurred during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, the Company incurred abandonment and impairment of unproved properties expense of zero and $18.0 million, respectively. Please refer to Note 1 – Summary of Significant Accounting Policies for information on the Company’s policies for determining fair value of its proved and unproved properties and related impairment expense.
NOTE 9 - DERIVATIVES
The Company periodically enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices for its expected future oil and natural gas production and the associated impact on cash flows. The Company’s commodity derivative contracts consist of swaps, collars, basis protection swaps, and puts. As of June 30, 2023, all derivative counterparties were members of the Credit Facility lender group and all commodity derivative contracts are entered into for other-than-trading purposes. The Company does not designate its commodity derivative contracts as hedging instruments.
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
A put arrangement gives the Company the right to sell the underlying commodity at a strike price over the term of the contract. If the index price is higher than the strike price, no payment or receipt occurs. If the index price is lower than the strike price, the Company receives the difference between the index price and the strike price.

As of June 30, 2023, the Company had entered into the following commodity price derivative contracts:

	Contract Period
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 - Q4 2024
Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	5,695	7,984	4,814	5,562	4,852
Weighted-Average Contract Price	$70.44	$70.36	$69.13	$66.47	$68.28
Two-Way Collars
NYMEX WTI Volumes	663	1,000	—		—
Weighted-Average Ceiling Price	$82.15	$82.15	$—		$—
Weighted-Average Floor Price	$60.00	$60.00	$—		$—
Three-Way Collars
NYMEX WTI Volumes	1,302	1,172	573	—	—
Weighted-Average Ceiling Price	$57.48	$56.49	$56.25	$—	$—
Weighted-Average Floor Price	$47.91	$49.04	$45.00	$—	$—
Weighted-Average Sold Put Price	$37.41	$39.04	$35.00	$—	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/million British thermal units (“MMBtu”))
Swaps
NYMEX HH Volumes	46,120	45,947	31,790	31,686	16,639
Weighted-Average Contract Price	$2.61	$2.60	$2.69	$2.68	$2.74
Two-Way Collars
NYMEX HH Volumes	1,887	1,756	736	1,732	834
Weighted-Average Ceiling Price	$2.96	$2.96	$3.16	$2.89	$3.16
Weighted-Average Floor Price	$2.34	$2.38	$2.50	$2.20	$2.50
Three-Way Collars
NYMEX HH Volumes	—	—	1,166	55	—
Weighted-Average Ceiling Price	$—	$—	$3.50	$3.42	$—
Weighted-Average Floor Price	$—	$—	$2.50	$2.50	$—
Weighted-Average Sold Put Price	$—	$—	$2.00	$2.00	$—
Basis Protection Swaps
CIG-NYMEX HH Volumes	48,008	47,703	33,691	33,473	16,623
Weighted-Average Contract Price	$(0.46)	$(0.46)	$(0.27)	$(0.27)	$(0.27)

As of the filing date of this report, the Company had entered into the following commodity price derivative contracts:

	Contract Period
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 - Q4 2024
Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	23,055	29,161	12,727	11,991	9,767
Weighted-Average Contract Price	$72.30	$71.83	$70.39	$68.75	$69.15
Two-Way Collars
NYMEX WTI Volumes	7,334	9,392	11,913	10,430	8,914
Weighted-Average Ceiling Price	$82.63	$82.28	$81.51	$80.83	$80.07
Weighted-Average Floor Price	$60.00	$60.00	$58.00	$58.00	$58.00
Three-Way Collars
NYMEX WTI Volumes	1,302	1,172	573	—	—
Weighted-Average Ceiling Price	$57.48	$56.49	$56.25	$—	$—
Weighted-Average Floor Price	$47.91	$49.04	$45.00	$—	$—
Weighted-Average Sold Put Price	$37.41	$39.04	$35.00	$—	$—
Puts
NYMEX WTI Volumes	—	—	7,942	6,953	5,943
Weighted-Average Strike Price	$—	$—	$55.00	$55.00	$55.00
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	46,120	45,947	31,790	31,686	16,639
Weighted-Average Contract Price	$2.61	$2.60	$2.69	$2.68	$2.74
Two-Way Collars
NYMEX HH Volumes	1,887	1,756	736	1,732	834
Weighted-Average Ceiling Price	$2.96	$2.96	$3.16	$2.89	$3.16
Weighted-Average Floor Price	$2.34	$2.38	$2.50	$2.20	$2.50
Three-Way Collars
NYMEX HH Volumes	—	—	1,166	55	—
Weighted-Average Ceiling Price	$—	$—	$3.50	$3.42	$—
Weighted-Average Floor Price	$—	$—	$2.50	$2.50	$—
Weighted-Average Sold Put Price	$—	$—	$2.00	$2.00	$—
Basis Protection Swaps
CIG-NYMEX HH Volumes	48,008	47,703	33,691	33,473	16,623
Weighted-Average Contract Price	$(0.46)	$(0.46)	$(0.27)	$(0.27)	$(0.27)

Derivative Assets and Liabilities Fair Value
The Company’s commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Derivative Assets:
Commodity contracts - current	$4,335	$2,490
Commodity contracts - noncurrent	1,800	794
Total derivative assets	6,135	3,284
Amounts not offset in the accompanying balance sheets	(3,258)	—
Total derivative assets, net	$2,877	$3,284

Derivative Liabilities:
Commodity contracts - current	$(21,438)	$(46,334)
Commodity contracts - long-term	(2,973)	(17,199)
Total derivative liabilities	(24,411)	(63,533)
Amounts not offset in the accompanying balance sheets	3,258	—
Total derivative liabilities, net	$(21,153)	$(63,533)
The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivative cash settlement loss:
Oil contracts	$(2,164)	$(114,778)	$(5,613)	$(239,940)
Natural gas contracts	829	(54,091)	(6,272)	(82,875)
NGL contracts	—	(12,762)	—	(25,394)
Total derivative cash settlement loss	(1,335)	(181,631)	(11,885)	(348,209)
Change in fair value gain (loss)	6,262	108,981	41,972	(19,934)
Total derivative gain (loss)	$4,927	$(72,650)	$30,087	$(368,143)

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

A roll-forward of the Company’s asset retirement obligation is as follows (in thousands):

Amount
Balance as of December 31, 2022	$291,026
Additional liabilities incurred	1,480
Accretion expense	7,648
Liabilities settled	(6,231)
Balance as of June 30, 2023	$293,923
Current portion	25,557
Long-term portion	$268,366
NOTE 11 - EARNINGS PER SHARE
Earnings per basic and diluted share are calculated under the treasury stock method. Basic net income per common share is calculated by dividing net income by the basic weighted-average common shares outstanding for the respective period. Diluted net income per common share is calculated by dividing net income by the diluted weighted-average common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities consist of unvested RSUs, DSUs, and PSUs, as well as outstanding in-the-money stock options and warrants. When the Company recognizes a loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted earnings per share.
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
The following table sets forth the calculations of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$139,287	$468,821	$341,748	$560,460

Basic net income per common share	$1.73	$5.52	$4.22	$6.60
Diluted net income per common share	$1.72	$5.48	$4.18	$6.56

Weighted-average shares outstanding - basic	80,393	84,993	81,052	84,917
Add: dilutive effect of stock awards	751	561	772	536
Weighted-average shares outstanding - diluted	81,144	85,554	81,824	85,453
There were 3,846 and 59,161 shares that were anti-dilutive for the three months ended June 30, 2023 and 2022, respectively. There were 111,251 and 30,822 shares that were anti-dilutive for the six months ended June 30, 2023 and 2022, respectively.
The exercise price of the Company’s warrants was in excess of the Company’s stock price during the three and six months ended June 30, 2023 and 2022; therefore, they were excluded from the earnings per share calculation.

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
The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available (both positive and negative) evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of merger activity in 2021, the Company had a valuation allowance of $25.4 million as of both June 30, 2023 and December 31, 2022 against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Internal Revenue Code. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
The net deferred tax liability as of June 30, 2023 and December 31, 2022 was $409.6 million and $319.6 million, respectively. Additionally, prepaid income taxes under current assets as of June 30, 2023 and December 31, 2022 were $2.3 million and $29.6 million, respectively.
Federal income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes primarily due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, changes in valuation allowances, and other permanent differences including bargain purchase gain. During the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $44.4 million and $152.5 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $109.5 million and $175.8 million, respectively.
The Company had no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company’s tax position taken thus far in 2023.
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

NOTE 13 - LEASES
The Company’s right-of-use assets and lease liabilities are recognized on the accompanying balance sheets based on the present value of the expected lease payments over the lease term. As of June 30, 2023 and December 31, 2022, the Company did not have any agreements in place that were classified as finance leases. The following table summarizes the asset classes of the Company’s operating leases (in thousands):

	June 30, 2023	December 31, 2022
Operating Leases
Field equipment(1)	$30,829	$15,131
Corporate leases	6,326	8,235
Vehicles	4,417	759
Total right-of-use asset	$41,572	$24,125

Field equipment(1)	$30,857	$15,131
Corporate leases	6,961	8,898
Vehicles	4,417	759
Total lease liability	$42,235	$24,788
____________________________
(1)Includes compressors, certain natural gas processing equipment, and other field equipment.
Future commitments by year for the Company’s leases with a lease term of one year or more as of June 30, 2023 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the accompanying balance sheets as follows (in thousands):

Operating Leases
Remainder of 2023	$12,419
2024	18,964
2025	7,416
2026	3,449
2027	2,106
Thereafter	649
Total lease payments	45,003
Less: imputed interest	(2,768)
Total lease liability	$42,235

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental cash flow disclosures are presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash (paid) refunded for income taxes	$7,861	$(6,300)
Cash paid for interest	$(12,627)	(15,821)
Supplemental non-cash investing activities:
Changes in working capital related to capital expenditures	$56,345	(2,666)

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
In February 2023, we announced that the Board provided authorization for a stock repurchase program (the “stock repurchase program”) pursuant to which we may, from time to time and through December 31, 2024, acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with the Rule 10b5-1 of the Exchange Act in an amount not to exceed $1.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. In June 2023, commensurate with the announcement of the Acquisitions, the Board reduced the amount of stock authorized for repurchase by the Company under the stock repurchase program from $1.0 billion to $500.0 million. The stock repurchase program does not require any specific number of shares to be acquired and can be modified or discontinued by the Board at any time.As of June 30, 2023, the Company has repurchased approximately 312,800 shares under the program at a weighted average price of $64.55 per share for a total cost of $20.2 million.
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
The following table summarizes the dividends declared for the six months ended June 30, 2023 and 2022:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in thousands)
2023:
First quarter	$0.50	$1.65	$2.15	176,878
Second quarter	$0.50	$1.62	$2.12	173,358
2022:
First quarter	$0.46	$0.75	$1.21	104,444
Second quarter	$0.46	$0.90	$1.36	117,151
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
Executive Summary
We are an independent exploration and production company focused on the acquisition, development, and production of oil and associated liquids-rich natural gas primarily in the DJ Basin in Colorado and Permian Basin in Texas and New Mexico. The Company’s primary objective is to maximize shareholder returns by responsibly developing our oil and natural gas resources. To achieve this, Civitas is guided by four foundational pillars that we believe add long-term, sustainable value. These pillars are: generate free cash flow, maintain a premier balance sheet, return free cash flow to shareholders, and demonstrate ESG leadership.
Financial and Operating Results
Our financial and operational results include:
•Crude oil equivalent sales volumes remained broadly flat for the three months ended June 30, 2023 when compared to the same period during 2022;
•Lease operating expense per barrel of oil equivalent (“Boe”) increased by 23% for the three months ended June 30, 2023 when compared to the same period during 2022 due to inflationary impacts and extreme weather;
•Midstream operating expense per Boe increased 79% for the three months ended June 30, 2023 when compared to the same period during 2022 due to increases in labor and compression costs;
•General and administrative expense per Boe increased by 14% for the three months ended June 30, 2023 when compared to the same period during 2022 due to an increase in headcount and certain executive cash severance costs, partially offset by a decrease in professional services;
•Acquisition Senior Notes issued on June 29, 2023, resulting in net proceeds to the Company of $2.67 billion after deducting fees of $33.8 million;
•Cash dividends of $174.1 million, or $2.12 per share, declared and paid during the three months ended June 30, 2023;
•Share repurchases of 5.2 million shares of the Company’s common stock at a weighted average of $61.21 per share during the six months ended June 30, 2023;
•Cash flows provided by operating activities for the six months ended June 30, 2023 were $876.0 million, as compared to $1.3 billion during the six months ended June 30, 2022. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Capital expenditures, inclusive of accruals, were $463.7 million during the six months ended June 30, 2023, of which $24.0 million represents land and midstream capital expenditures.
Midstream Assets
The Company’s midstream assets provide reliable gathering, treating, and storage for the Company’s operated production while reducing facility site footprints, leading to more cost-efficient operations and reduced emissions and surface disturbance per Boe produced. Additionally, this infrastructure helps ensure that the Company’s production is not constrained by any single midstream service provider. The net book value of the Company’s midstream assets was $332.6 million as of June 30, 2023.

Current Events and Outlook
Commodity prices continue to be impacted by various macro-economic factors influencing the balance of supply and demand. In 2022 and continuing into 2023, commodity prices have remained relatively strong, which has improved our earnings and ability to generate free cash flow. The strength in commodity prices has been primarily driven by increased demand resulting from the global recovery from the COVID-19 pandemic. Additionally, Russia’s invasion of Ukraine and related economic sanctions imposed on Russia, as well as OPEC+ restraining production growth, further augmented supply shortages, causing upward pressure on oil prices.
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
The below graph depicts monthly average NYMEX WTI oil and NYMEX natural gas HH spot price over the periods ended June 30, 2023 and 2022.
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
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$540,736	$778,218	$(237,482)	(31)%
Natural gas sales(2)	43,985	205,298	(161,313)	(79)%
NGL sales	74,119	167,266	(93,147)	(56)%
Product revenue	$658,840	$1,150,782	$(491,942)	(43)%

Sales Volumes:
Crude oil (MBbls)	7,677.6	7,308.4	369.2	5%
Natural gas (MMcf)	26,348.8	28,903.5	(2,554.7)	(9)%
NGL (MBbls)	3,718.7	3,819.6	(100.9)	(3)%
Crude oil equivalent (MBoe)(3)	15,787.8	15,945.3	(157.5)	(1)%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$70.43	$106.48	$(36.05)	(34)%
Natural gas (per Mcf)	$1.67	$7.10	$(5.43)	(76)%
NGL (per Bbl)	$19.93	$43.79	$(23.86)	(54)%
Crude oil equivalent (per Boe)(3)	$41.73	$72.17	$(30.44)	(42)%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$70.15	$90.78	$(20.63)	(23)%
Natural gas (per Mcf)	$1.70	$5.23	$(3.53)	(67)%
NGL (per Bbl)	$19.93	$40.45	$(20.52)	(51)%
Crude oil equivalent (per Boe)(3)	$41.65	$60.78	$(19.13)	(31)%
_____________________________
(1)Crude oil sales excludes $0.3 million and $0.1 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2023 and 2022, respectively.
(2)Natural gas sales excludes $1.4 million and $0.5 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended June 30, 2023 and 2022, respectively.
(3)Determined using the ratio of 6 thousand cubic feet (“Mcf”) of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the three months ended June 30, 2023, the derivative cash settlement loss for oil was $2.2 million, and the derivative cash settlement gain for natural gas was $0.8 million. For the three months ended June 30, 2022, the derivative cash settlement loss for oil, natural gas, and NGLs was $114.8 million, $54.1 million, and $12.8 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues decreased by 43% to $658.8 million for the three months ended June 30, 2023 compared to $1.2 billion for the three months ended June 30, 2022. The decrease was primarily due to a $30.44, or 42%, decrease in oil equivalent pricing, excluding the impact of derivatives.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Three Months Ended June 30,
	2023	2022	Change	Percent Change
Operating Expenses:
Lease operating expense	$51,230	$41,877	$9,353	22%
Midstream operating expense	13,319	7,469	5,850	78%
Gathering, transportation, and processing	64,873	79,519	(14,646)	(18)%
Severance and ad valorem taxes	52,443	85,870	(33,427)	(39)%
Exploration	546	1,553	(1,007)	(65)%
Depreciation, depletion, and amortization	232,786	204,519	28,267	14%
Unused commitments	363	1,731	(1,368)	(79)%
Bad debt expense	836	4	832	20,800%
Merger transaction costs	31,145	1,418	29,727	2,096%
General and administrative expense	33,541	29,666	3,875	13%
Operating expenses	$481,082	$453,626	$27,456	6%

Selected Costs ($ per Boe):
Lease operating expense	$3.24	$2.63	$0.61	23%
Midstream operating expense	0.84	0.47	0.37	79%
Gathering, transportation, and processing	4.11	4.99	(0.88)	(18)%
Severance and ad valorem taxes	3.32	5.39	(2.07)	(38)%
Exploration	0.03	0.10	(0.07)	(70)%
Depreciation, depletion, and amortization	14.74	12.83	1.91	15%
Unused commitments	0.02	0.11	(0.09)	(82)%
Bad debt expense	0.05	—	0.05	100%
Merger transaction costs	1.97	0.09	1.88	2,089%
General and administrative expense	2.12	1.86	0.26	14%
Operating expenses	$30.44	$28.47	$1.97	7%
Lease operating expense.  Our lease operating expense increased $9.3 million, or 22%, to $51.2 million for the three months ended June 30, 2023 from $41.9 million for the three months ended June 30, 2022, and increased 23% on an equivalent basis per Boe. The overall increase in lease operating expense is the result of (i) the impact of inflation in areas such as labor, power, and rentals and (ii) extreme seasonal weather that created prolonged downtime and meaningfully higher costs to bring wells back online.
Midstream operating expense. Our midstream operating expense increased $5.8 million, or 78%, to $13.3 million for the three months ended June 30, 2023 from $7.5 million for the three months ended June 30, 2022, and increased 79% on an equivalent basis per Boe. Midstream operating expense increased due to increases in labor and compression costs.
Gathering, transportation, and processing. Gathering, transportation, and processing expense decreased $14.6 million, or 18%, to $64.9 million for the three months ended June 30, 2023 from $79.5 million for the three months ended June 30, 2022, and decreased 18% on an equivalent basis per Boe. We are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have contributed to a decrease in gathering, transportation, and processing expense. Conversely, the Company continually monitors for the best sales volumes outlet and thereby incurred partially offsetting increased gathering, transportation, and processing expense during the three months ended June 30, 2023 associated with crude oil sales volumes, which increased by 5% when compared to the same period in 2022.
Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased $33.5 million, or 39%, to $52.4 million for the three months ended June 30, 2023 from $85.9 million for the three months ended June 30, 2022, and decreased 38% on an equivalent basis per Boe. Severance and ad valorem taxes primarily correlate to revenues, which decreased by 43% for the three months ended June 30, 2023 when compared to the same period in 2022.

Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $28.3 million, or 14%, to $232.8 million for the three months ended June 30, 2023 from $204.5 million for the three months ended June 30, 2022, and increased 15% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense is due to an increase in the depletion rate driven by an increase in the depletable property base in proportion to proved reserves.
Unused commitments. During the three months ended June 30, 2023 and 2022, we incurred $0.4 million and $1.7 million, respectively, in unused commitments primarily due to certain deficiency payments incurred under minimum volume crude oil and water commitments.
Merger transaction costs. During the three months ended June 30, 2023, we incurred $31.1 million in short-term financing fees as well as legal, advisor, and other costs associated with the Acquisitions. Please refer to Note 2 - Acquisitions and Divestitures and Note 5 - Long-term Debt under Part I, Item 1 of this report for additional discussion. During the three months ended June 30, 2022, we incurred $1.4 million in legal, advisor, and other costs associated with the Bison Acquisition and other mergers that closed in the fourth quarter of 2021.
General and administrative expense. Our general and administrative expense increased $3.8 million, or 13%, to $33.5 million for the three months ended June 30, 2023 from $29.7 million for the three months ended June 30, 2022, and increased 14% on an equivalent basis per Boe. The increase in general and administrative expense is primarily due to an increase in headcount and certain executive cash severance costs, partially offset by a decrease in professional services.
Derivative gain (loss).  Our derivative gain for the three months ended June 30, 2023 was $4.9 million as compared to a loss of $72.7 million for the three months ended June 30, 2022. Our derivative gain for the three months ended June 30, 2023 is due to fair market value adjustments caused by expected future market prices being lower relative to our future contracted hedge prices, partially offset by settlement losses caused by market prices being higher than our current contracted hedge prices at the time of settlement. Our derivative loss for the three months ended June 30, 2022 is due to settlement losses caused by market prices being higher than our current contracted hedge prices at the time of settlement, partially offset by fair market value adjustments caused by expected future market prices being lower relative to our future contracted hedge prices. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended June 30, 2023 and 2022 was $8.8 million and $8.1 million, respectively. Average debt outstanding for the three months ended June 30, 2023 and 2022 was $459.3 million and $443.4 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Senior Notes	$6,284	$5,646
Credit Facility	—	116
Commitment and letter of credit fees under the Credit Facility	1,314	1,252
Amortization of deferred financing costs	1,155	1,102
Total interest expense	$8,753	$8,116
Income tax expense. Our income tax expense for the three months ended June 30, 2023 and 2022 was $44.4 million and $152.5 million, resulting in an effective tax rate of 24.2% and 24.5% on pre-tax income, respectively. Our effective tax rate differs from the statutory United States federal income tax rate of 21% due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, changes in valuation allowances, and other permanent differences, including bargain purchase gain. Please refer to Note 12 - Income Taxes under Part I, Item 1 of this report for additional discussion.

The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$1,000,807	$1,327,184	$(326,377)	(25)%
Natural gas sales(2)	146,662	317,728	(171,066)	(54)%
NGL sales	166,212	322,413	(156,201)	(48)%
Product revenue	$1,313,681	$1,967,325	$(653,644)	(33)%

Sales Volumes:
Crude oil (MBbls)	14,138.7	13,431.9	706.8	5%
Natural gas (MMcf)	53,254.9	55,689.9	(2,435.0)	(4)%
NGL (MBbls)	7,121.8	7,542.3	(420.5)	(6)%
Crude oil equivalent (MBoe)(3)	30,136.3	30,255.9	(119.6)	—%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$70.78	$98.81	$(28.03)	(28)%
Natural gas (per Mcf)	$2.75	$5.71	$(2.96)	(52)%
NGL (per Bbl)	$23.34	$42.75	$(19.41)	(45)%
Crude oil equivalent (per Boe)(3)	$43.59	$65.02	$(21.43)	(33)%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$70.39	$80.94	$(10.55)	(13)%
Natural gas (per Mcf)	$2.64	$4.22	$(1.58)	(37)%
NGL (per Bbl)	$23.34	$39.38	$(16.04)	(41)%
Crude oil equivalent (per Boe)(3)	$43.20	$53.51	$(10.31)	(19)%
_____________________________
(1)Crude oil sales excludes $0.6 million of oil transportation revenues from third parties, which do not have associated sales volumes, for both the six months ended June 30, 2023 and 2022.
(2)Natural gas sales excludes $2.3 million and $1.3 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the six months ended June 30, 2023 and 2022, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the six months ended June 30, 2023, the derivative cash settlement loss for oil and natural gas was $5.6 million and $6.3 million, respectively. For the six months ended June 30, 2022, the derivative cash settlement loss for oil, natural gas, and NGLs was $239.9 million, $82.9 million, and $25.4 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues decreased by 33% to $1.3 billion for the six months ended June 30, 2023 compared to $2.0 billion for the six months ended June 30, 2022. The decrease was primarily due to a $21.43, or 33%, decrease in oil equivalent pricing, excluding the impact of derivatives.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Six Months Ended June 30,
	2023	2022	Change	Percent Change
Operating Expenses:
Lease operating expense	$97,068	$77,896	$19,172	25%
Midstream operating expense	23,380	13,181	10,199	77%
Gathering, transportation, and processing	132,225	129,922	2,303	2%
Severance and ad valorem taxes	104,805	149,174	(44,369)	(30)%
Exploration	1,117	2,081	(964)	(46)%
Depreciation, depletion, and amortization	434,089	389,379	44,710	11%
Abandonment and impairment of unproved properties	—	17,975	(17,975)	(100)%
Unused commitments	754	2,507	(1,753)	(70)%
Bad debt expense	583	4	579	14,475%
Merger transaction costs	31,627	21,952	9,675	44%
General and administrative expense	70,399	65,386	5,013	8%
Operating expenses	$896,047	$869,457	$26,590	3%

Selected Costs ($ per Boe):
Lease operating expense	$3.22	$2.57	$0.65	25%
Midstream operating expense	0.78	0.44	0.34	77%
Gathering, transportation, and processing	4.39	4.29	0.10	2%
Severance and ad valorem taxes	3.48	4.93	(1.45)	(29)%
Exploration	0.04	0.07	(0.03)	(43)%
Depreciation, depletion, and amortization	14.40	12.87	1.53	12%
Abandonment and impairment of unproved properties	—	0.59	(0.59)	(100)%
Unused commitments	0.03	0.08	(0.05)	(63)%
Bad debt expense	0.02	—	0.02	100%
Merger transaction costs	1.05	0.73	0.32	44%
General and administrative expense	2.34	2.16	0.18	8%
Operating expenses	$29.75	$28.73	$1.02	4%
Lease operating expense.  Our lease operating expense increased $19.2 million, or 25%, to $97.1 million for the six months ended June 30, 2023 from $77.9 million for the six months ended June 30, 2022, and increased 25% on an equivalent basis per Boe. The overall increase in lease operating expense is the result of the following: (i) the Bison Acquisition that closed on March 1, 2022, (ii) the impact of inflation in areas such as labor, power, and rentals, and (iii) extreme seasonal weather that created prolonged downtime and meaningfully higher costs to bring wells back online.
Midstream operating expense. Our midstream operating expense increased $10.2 million, or 77%, to $23.4 million for the six months ended June 30, 2023 from $13.2 million for the six months ended June 30, 2022, and increased 77% on an equivalent basis per Boe. Midstream operating expense increased due to increases in labor and compression costs.
Gathering, transportation, and processing. Gathering, transportation, and processing expense increased $2.3 million, or 2%, to $132.2 million for the six months ended June 30, 2023 from $129.9 million for the six months ended June 30, 2022, and increased 2% on an equivalent basis per Boe. The Company continually monitors for the best sales volumes outlet and thereby incurred increased gathering, transportation, and processing expense during the six months ended June 30, 2023 associated with crude oil sales volumes, which also increased by 5% when compared to the same period in 2022. Additionally, we are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have partially offset the overall increase in gathering, transportation, and processing expense.

Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased $44.4 million, or 30%, to $104.8 million for the six months ended June 30, 2023 from $149.2 million for the six months ended June 30, 2022, and decreased 29% on an equivalent basis per Boe. Severance and ad valorem taxes primarily correlate to revenues, which decreased by 33% for the six months ended June 30, 2023 when compared to the same period in 2022.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $44.7 million, or 11%, to $434.1 million for the six months ended June 30, 2023 from $389.4 million for the six months ended June 30, 2022, and increased 12% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense is due to an increase in the depletion rate driven by an increase in the depletable property base in proportion to proved reserves.
Abandonment and impairment of unproved properties. During the six months ended June 30, 2022, we incurred $18.0 million in abandonment and impairment of unproved properties due to the Company’s assessment of its locations and replacement of non-core legacy locations with newly acquired locations. No abandonment and impairment of unproved properties was incurred during the six months ended June 30, 2023.
Unused commitments. During the six months ended June 30, 2023 and 2022, we incurred $0.8 million and $2.5 million, respectively, in unused commitments primarily due to certain deficiency payments incurred under minimum volume crude oil and water commitments.
Merger transaction costs. During the six months ended June 30, 2023, we incurred $31.6 million in short-term financing fees as well as legal, advisor, and other costs associated with the Acquisitions. Please refer to Note 2 - Acquisitions and Divestitures and Note 5 - Long-term Debt under Part I, Item 1 of this report for additional discussion. During the six months ended June 30, 2022, we incurred $22.0 million in legal, advisor, and other costs associated with the Bison Acquisition and other mergers that closed in the fourth quarter of 2021. Merger transaction costs include zero and $7.6 million of severance payments associated with merger and acquisition activity for the six months ended June 30, 2023 and 2022, respectively.
General and administrative expense. Our general and administrative expense increased $5.0 million, or 8%, to $70.4 million for the six months ended June 30, 2023 from $65.4 million for the six months ended June 30, 2022, and increased 8% on an equivalent basis per Boe. The increase in general and administrative expense is primarily due to an increase in headcount and an increase in professional services.
Derivative gain (loss).  Our derivative gain for the six months ended June 30, 2023 was $30.1 million as compared to a loss of $368.1 million for the six months ended June 30, 2022. Our derivative gain for the six months ended June 30, 2023 is due to fair market value adjustments caused by expected future market prices being lower relative to our future contracted hedge prices, partially offset by settlement losses caused by market prices being higher than our current contracted hedge prices. Our derivative loss for the six months ended June 30, 2022 is due to settlements and fair market value adjustments caused by market prices being higher than our contracted hedge prices. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the six months ended June 30, 2023 and 2022 was $16.2 million and $17.2 million, respectively. Average debt outstanding for the six months ended June 30, 2023 and 2022 was $429.8 million and $471.5 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Senior Notes	$11,284	$12,521
Credit Facility	—	116
Commitment and letter of credit fees under the Credit Facility	2,613	2,365
Amortization of deferred financing costs	2,305	2,180
Total interest expense	$16,202	$17,182
Income tax expense. Our income tax expense for the six months ended June 30, 2023 and 2022 was $109.5 million and $175.8 million, resulting in an effective tax rate of 24.3% and 23.9% on pre-tax income, respectively. Our effective tax rate differs from the statutory United States federal income tax rate of 21% due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, changes in valuation allowances, and other permanent differences, including bargain purchase gain. Please refer to Note 12 - Income Taxes under Part I, Item 1 of this report for additional discussion.

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
As of June 30, 2023, our liquidity was $3.7 billion, consisting of cash on hand of $2.7 billion and $987.9 million of available borrowing capacity on our Credit Facility, and our aggregate elected commitments were $1.0 billion and borrowing base was $1.85 billion. Borrowing capacity under the Credit Facility is primarily based on the value assigned to the proved reserves attributable to our oil and natural gas interests. On August 2, 2023, the Company closed the Acquisitions and simultaneously entered into an amendment to the Credit Facility that increased our aggregate elected commitments from $1.0 billion to $1.85 billion and increased the borrowing base from $1.85 billion to $3.0 billion. As of the date of filing of this report, the available borrowing capacity on our Credit Facility was $1.1 billion. The next scheduled borrowing base redetermination date is set to occur in May 2024.
The Credit Facility contains customary representations and various affirmative and negative covenants as well as certain financial covenants, including (a) a maximum ratio of the Company’s consolidated indebtedness to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1 and (b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2023, and through the filing of this report. Please refer to Note 5 - Long-Term Debt under Part I, Item 1 of this report for additional information.
Our material short-term cash requirements include: operating activities, working capital requirements, capital expenditures, commodity derivative liabilities, dividends, debt interest payments, and payments of contractual obligations. Our material long-term cash requirements from various contractual and other obligations include: debt obligations and related interest payments, firm transportation and minimum volume agreements, taxes, asset retirement obligations, and operating leases. Please refer to Part I, Item 1 for additional information. Our future capital requirements, both near-term and long-term, will depend on many factors, including, but not limited to, commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of oil and gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments, and other factors. We regularly consider which resources, including debt and equity financings, are available to meet our future financial obligations, planned capital expenditures, and liquidity requirements.

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
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$876,030	$1,254,768
Net cash used in investing activities	(923,204)	(733,491)
Net cash provided by (used in) financing activities	1,982,040	(336,480)
Cash, cash equivalents, and restricted cash	2,703,000	439,353
Acquisition of oil and natural gas properties	(51,247)	(303,602)
Exploration and development of oil and gas properties	(518,949)	(467,186)

Cash flows provided by operating activities
Net cash provided by operating activities decreased by $378.7 million to $876.0 million for the six months ended June 30, 2023 as compared to $1.3 billion for the six months ended June 30, 2022, which was attributable to our normal operating cycle. See Results of Operations above for more information on the factors driving these changes.
Cash flows used in investing activities
Net cash used in investing activities of $923.2 million for the six months ended June 30, 2023 was primarily the result of the exploration and development of oil and natural gas properties of $518.9 million, deposits for the Acquisitions of $352.5 million, and the acquisitions of oil and natural gas properties of $51.2 million.
Net cash used in investing activities of $733.5 million for the six months ended June 30, 2022 was primarily the result of the exploration and development of oil and natural gas properties of $467.2 million and the acquisitions of oil and natural gas properties of $303.6 million, partially offset by cash acquired of $44.3 million.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities of $2.0 billion for the six months ended June 30, 2023 was primarily due to proceeds from the issuance of the Acquisition Senior Notes of $2.7 billion, partially offset by dividends paid of $347.5 million, the repurchase and retirement of common stock of $320.3 million, and the payment of employee tax withholdings in exchange for the return of common stock of $12.6 million.
Net cash used in financing activities of $336.5 million for the six months ended June 30, 2022 was primarily the result of dividends paid of $219.8 million, the optional redemption of the 7.5% Senior Notes due 2026 principal of $100.0 million, and the payment of employee tax withholdings in exchange for the return of common stock of $15.7 million.
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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of adjusted EBITDAX (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$139,287	$468,821	$341,748	$560,460
Exploration	546	1,553	1,117	2,081
Depreciation, depletion, and amortization	232,786	204,519	434,089	389,379
Abandonment and impairment of unproved properties	—	—	—	17,975
Stock-based compensation(1)	9,895	6,135	17,275	14,225
Non-recurring general and administrative expense(1)	—	3,449	—	6,335
Merger transaction costs	31,145	1,418	31,627	21,952
Unused commitments	363	1,731	754	2,507
(Gain) loss on property transactions, net	13	—	254	(16,797)
Interest expense	8,753	8,116	16,202	17,182
Interest income(2)	(6,588)	—	(12,807)	—
Derivative (gain) loss	(4,927)	72,650	(30,087)	368,143
Derivative cash settlements loss	(1,335)	(181,631)	(11,885)	(348,209)
Income tax expense	44,363	152,464	109,452	175,825
Adjusted EBITDAX	$454,301	$739,225	$897,739	$1,211,058
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
The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of free cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$337,181	$722,227	$876,030	$1,254,768
Add back: changes in current assets and liabilities	84,015	(48,465)	(32,064)	(141,817)
Cash flow from operations before changes in operating assets and liabilities	421,196	673,762	843,966	1,112,951
Less: exploration and development of oil and natural gas properties	(268,560)	(206,519)	(518,949)	(467,186)
Less: changes in working capital related to capital expenditures	42,246	(30,681)	56,345	(2,666)
Less: purchases of carbon offsets	(5,651)	(7,196)	(5,651)	(7,196)
Free cash flow	$189,231	$429,366	$375,711	$635,903
New Accounting Pronouncements
Please refer to Note 1 - Summary of Significant Accounting Policies, Basis of Presentation under Part I, Item 1 of this report and Note 2 - Basis of Presentation in the 2022 Form 10-K for any recently issued or adopted accounting standards.

Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2022 Form 10-K. During the three months ended June 30, 2023, there were no significant changes in the application of critical accounting policies.
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
Commodity Price Derivative Contracts
Our primary commodity risk management objective is to protect the Company’s balance sheet. We periodically enter into derivative contracts for oil, natural gas, and NGL using NYMEX futures or over-the-counter derivative financial instruments. The types of derivative instruments that we use include swaps, collars, basis protection swaps, and puts. Upon settlement of the contract(s), if the relevant market commodity price exceeds our contracted swap price, or the collar’s ceiling strike price, we are required to pay our counterparty the difference for the volume of production associated with the contract. Generally, this payment is made up to 15 business days prior to the receipt of cash payments from our customers. This could have an adverse impact on our cash flows for the period between derivative settlements and payments for revenue earned. While we may reduce the potential negative impact of lower commodity prices, we may also be prevented from realizing the benefits of favorable price changes in the physical market. Please refer to the Note 9 - Derivatives under Part I, Item 1 of this report for summary derivative activity tables.
Interest Rates
As of June 30, 2023 and on the filing date of this report, we had zero and $750.0 million, respectively, outstanding on our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an Alternate Base Rate or Secured Overnight Financing Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of June 30, 2023 and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants under the Credit Facility.
Counterparty and Customer Credit Risk
In connection with our derivatives activity, we have exposure to financial institutions in the form of derivative transactions. As of June 30, 2023 and on the filing date of this report, our derivative contracts have been executed with 10 and 15 counterparties, respectively, all of which are members of the Credit Facility lender group and have investment grade credit ratings. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies under Part I, Item 1 of this report.
Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our 2022 Form 10-K and Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on June 20, 2023, together with other information in this report and other reports and materials we may subsequently file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about our purchases of our common stock during the three months ended June 30, 2023:

	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar value that May Yet be Purchased Plans or Programs (in thousands)(1)
April 1, 2023 - April 30, 2023	11,661	$69.57	—	$1,000,000
May 1, 2023 - May 31, 2023	126,430	68.79	—	1,000,000
June 1, 2023 - June 30, 2023	314,570	64.56	312,766	479,810
Total	452,661	$65.87	312,766	$479,810
_________________________
(1)In February 2023, we announced that the Board provided authorization for the stock repurchase program pursuant to which we may, from time to time and through December 31, 2024, acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with the Rule 10b5-1 of the Exchange Act in an amount not to exceed $1.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. In June 2023, commensurate with the announcement of the Acquisitions, the Board reduced the amount of stock authorized for repurchase by the Company under the stock repurchase program from $1.0 billion to $500.0 million. The stock repurchase program does not require any specific number of shares to be acquired and can be modified or discontinued by the Board at any time.
(2)Purchases outside of the stock repurchase program represent shares received by the Company from officers, former officers, executives, and employees for the payment of personal income tax withholding obligations upon the vesting of restricted stock awards.
(3)Excludes commissions paid and excise taxes accrued related to stock repurchases.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1†	Fourth Amended and Restated Certificate of Incorporation of Civitas Resources, Inc.
3.2
Certificate of Elimination of Series A Junior Participating Preferred Stock of Civitas Resources, Inc. (incorporated by reference to Exhibit 3.3 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on November 3, 2021)

3.3
Seventh Amended and Restated Bylaws of Civitas Resources, Inc. (incorporated by reference to Exhibit 3.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 5, 2023)

4.1
Indenture, dated June 29, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee, pursuant to which the 2028 Senior Notes were issued (incorporated by reference to Exhibit 4.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 29, 2023)

4.2
Indenture, dated June 29, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee, pursuant to which the 2031 Senior Notes were issued (incorporated by reference to Exhibit 4.3 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 29, 2023)

10.1*
Membership Interest Purchase Agreement, dated as of June 19, 2023, by and among Hibernia Energy III Holdings, LLC and Hibernia Energy III-B Holdings, LLC, as sellers, and Civitas Resources, Inc., as purchaser (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 20, 2023)

10.2*
Membership Interest Purchase Agreement, dated as of June 19, 2023, by and among Tap Rock Resources Legacy, LLC, Tap Rock Resources Intermediate, LLC, Tap Rock Resources II Legacy, LLC, Tap Rock Resources II Intermediate, LLC, Tap Rock NM10 Legacy Holdings, LLC and Tap Rock NM10 Holdings Intermediate, LLC, as sellers, solely in its capacity as Sellers’ Representative, Tap Rock Resources Legacy, LLC, solely for the limited purposes set forth therein, Tap Rock Resources, LLC, and Civitas Resources, Inc., as purchaser (incorporated by reference to Exhibit 10.2 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 20, 2023)

10.3
Third Amendment to Amended and Restated Credit Agreement, dated June 23, 2023, among Civitas Resources, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 26, 2023)

10.4**
Employment Letter, dated as of April 5, 2023, by and between Civitas Resources, Inc. and T. Hodge Walker (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on April 6, 2023)

10.5**
Form of Indemnity Agreement between Civitas Resources, Inc. and the directors and executive officers of Civitas Resources, Inc. (incorporated by reference to Exhibit 10.9 to the Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on November 3, 2021)

10.6**
Severance and Release Agreement, dated as of May 31, 2023, by and between Civitas Resources, Inc. and Matthew R. Owens (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 5, 2023)

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
_________________________
*             Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation
S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
**            Management Contract or Compensatory Plan or Arrangement
†             Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS RESOURCES, INC.

Date:	August 2, 2023	By:	/s/ Chris Doyle
Chris Doyle
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer (principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Chief Accounting Officer and Treasurer (chief accounting officer)