Form 10-Q
period 2023-09-30
CIVITAS RESOURCES, INC.
filed 2023-11-07
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of November 3, 2023, the registrant had 93,773,847 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
•our ability to pursue potential future capital management activities such as share repurchases, paying dividends on our common stock at their current level or at all, or additional mechanisms to return excess capital to our stockholders;
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
•the adequacy of our insurance;
•the expected timetable for completing the pending Vencer Acquisition (as defined herein);
•plans and expectations with respect to the recent acquisitions and the anticipated impact of the recent acquisitions on the Company’s results of operations, financial position, future growth opportunities, reserve estimates, and competitive position;
•the results, effects, benefits, and synergies of other mergers and acquisitions, including the Vencer Acquisition; and
•other statements concerning our anticipated operations, economic performance, and financial condition.
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), Exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 20, 2023, and in subsequent reports we file with the SEC (including Part II, Item 1A of this report);
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
•our ability to identify and select possible additional acquisition and disposition opportunities;
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
•the possibility that the industry may be subject to future local, state, and federal regulatory or legislative actions (including additional taxes and changes in environmental, health, and safety regulation and regulations addressing climate change);
•environmental, health, and safety risks;
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
•unforeseen difficulties encountered in operating in new geographic areas;
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
•political conditions in or affecting other producing countries, including conflicts in or relating to the Middle East (including the current events related to the Israel-Palestine conflict), South America, and Russia (including the current events involving Russia and Ukraine), and other sustained military campaigns or acts of terrorism or sabotage;
•the continuing effects of the COVID-19 pandemic, including any recurrence or the worsening thereof;
•disruptions to our business due to acquisitions and other significant transactions, including the Vencer Acquisition; and
•other economic, competitive, governmental, legislative, regulatory, geopolitical, and technological factors that may negatively impact our businesses, operations, or pricing.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$95,324	$768,032
Accounts receivable, net:
Oil and natural gas sales	573,077	343,500
Joint interest and other	178,643	135,816
Derivative assets	7,058	2,490
Prepaid income taxes	21,577	29,604
Prepaid expenses and other	73,066	48,988
Total current assets	948,745	1,328,430
Property and equipment (successful efforts method):
Proved properties	12,135,971	6,774,635
Less: accumulated depreciation, depletion, and amortization	(1,939,956)	(1,214,484)
Total proved properties, net	10,196,015	5,560,151
Unproved properties	973,102	593,971
Wells in progress	535,499	407,351
Other property and equipment, net of accumulated depreciation of $9,016 in 2023 and $7,329 in 2022	63,006	49,632
Total property and equipment, net	11,767,622	6,611,105
Long-term derivative assets	1,872	794
Right-of-use assets	91,766	24,125
Other noncurrent assets	31,563	6,945
Total assets	$12,841,568	$7,971,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$645,214	$295,297
Production taxes payable	431,346	258,932
Oil and natural gas revenue distribution payable	745,214	538,343
Derivative liability	126,053	46,334
Asset retirement obligations	25,557	25,557
Lease liability	41,581	13,464
Deferred revenue	4,501	—
Total current liabilities	2,019,466	1,177,927
Long-term liabilities:
Senior notes	3,049,888	393,293
Credit facility	650,000	—
Ad valorem taxes	231,472	412,650
Derivative liability	10,768	17,199
Deferred income tax liabilities, net	458,590	319,618
Asset retirement obligations	304,812	265,469
Lease liability	50,924	11,324
Deferred revenue	45,015	—
Total liabilities	6,820,935	2,597,480
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 93,772,363 and 85,120,287 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5,004	4,918
Additional paid-in capital	4,955,206	4,211,197
Retained earnings	1,060,423	1,157,804
Total stockholders’ equity	6,020,633	5,373,919
Total liabilities and stockholders’ equity	$12,841,568	$7,971,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating net revenues:
Oil and natural gas sales	$1,035,916	$1,007,951	$2,352,464	$2,977,125
Operating expenses:
Lease operating expense	94,660	45,063	191,728	122,959
Midstream operating expense	11,661	9,214	35,041	22,395
Gathering, transportation, and processing	77,540	84,482	209,765	214,404
Severance and ad valorem taxes	83,437	85,029	188,242	234,203
Exploration	429	4,355	1,546	6,436
Depreciation, depletion, and amortization	320,469	212,070	754,558	601,449
Abandonment and impairment of unproved properties	—	—	—	17,975
Unused commitments	3,942	193	4,696	2,700
Bad debt expense (recovery)	(24)	(11)	559	(7)
Transaction costs	28,450	1,814	60,077	23,766
General and administrative expense, including $8,302, $10,244, $25,577, and $24,469, respectively, of stock-based compensation	36,154	37,296	106,553	102,682
Total operating expenses	656,718	479,505	1,552,765	1,348,962
Other income (expense):
Derivative gain (loss)	(150,661)	9,281	(120,574)	(358,862)
Interest expense	(76,467)	(7,468)	(92,669)	(24,650)
Gain (loss) on property transactions, net	—	(938)	(254)	15,859
Other income	17,288	12,769	34,356	17,865
Total other income (expense)	(209,840)	13,644	(179,141)	(349,788)
Income from operations before income taxes	169,358	542,090	620,558	1,278,375
Income tax expense	(29,686)	(136,338)	(139,138)	(312,163)
Net income	$139,672	$405,752	$481,420	$966,212

Net income per common share:
Basic	$1.57	$4.77	$5.75	$11.37
Diluted	$1.56	$4.74	$5.70	$11.30
Weighted-average common shares outstanding:
Basic	88,911	85,069	83,700	84,968
Diluted	89,631	85,554	84,468	85,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2022	85,120,287	$4,918	$4,211,197	$1,157,804	$5,373,919
Restricted common stock issued	112,052	—	—	—	—
Stock used for tax withholdings	(30,111)	—	(2,118)	—	(2,118)
Exercise of stock options	13,352	—	440	—	440
Common stock repurchased and retired	(4,918,032)	(49)	(243,312)	(60,094)	(303,455)
Stock-based compensation	—	—	7,380	—	7,380
Dividends declared, $2.1500 per share	—	—	—	(176,878)	(176,878)
Net income	—	—	—	202,461	202,461
Balances, March 31, 2023	80,297,548	4,869	3,973,587	1,123,293	5,101,749
Restricted common stock issued	375,615	4	—	—	4
Stock used for tax withholdings	(139,895)	(1)	(10,495)	—	(10,496)
Exercise of stock options	111	—	4	—	4
Common stock repurchased and retired	(312,766)	(3)	(15,478)	(4,917)	(20,398)
Stock-based compensation	—	—	9,895	—	9,895
Dividends declared, $2.1200 per share	—	—	—	(173,358)	(173,358)
Net income	—	—	—	139,287	139,287
Balances, June 30, 2023	80,220,613	4,869	3,957,513	1,084,305	5,046,687
Issuance pursuant to acquisition	13,538,472	135	990,069	—	990,204
Restricted common stock issued	21,596	—	—	—	—
Stock used for tax withholdings	(8,783)	—	(693)	—	(693)
Exercise of stock options	465	—	15	—	15
Common stock repurchased and retired	—	—	—	3,456	3,456
Stock-based compensation	—	—	8,302	—	8,302
Cash dividends, $1.7400 per share	—	—	—	(167,010)	(167,010)
Net income	—	—	—	139,672	139,672
Balances, September 30, 2023	93,772,363	$5,004	$4,955,206	$1,060,423	$6,020,633

Balances, December 31, 2021	84,572,846	$4,912	$4,199,108	$450,978	$4,654,998
Restricted common stock issued	579,229	6	—	—	6
Stock used for tax withholdings	(215,811)	(2)	(12,932)	—	(12,934)
Exercise of stock options	5,294	—	178	—	178
Stock-based compensation	—	—	8,090	—	8,090
Dividends declared, $1.2125 per share	—	—	—	(104,444)	(104,444)
Net income	—	—	—	91,639	91,639
Balances, March 31, 2022	84,941,558	4,916	4,194,444	438,173	4,637,533
Restricted common stock issued	130,309	1	—	—	1
Stock used for tax withholdings	(40,646)	—	(2,813)	—	(2,813)
Exercise of stock options	742	—	24	—	24
Stock-based compensation	—	—	6,135	—	6,135
Dividends declared, $1.3625 per share	—	—	—	(117,151)	(117,151)
Net income	—	—	—	468,821	468,821
Balances, June 30, 2022	85,031,963	4,917	4,197,790	789,843	4,992,550
Restricted common stock issued	125,381	1	—	—	1
Stock used for tax withholdings	(52,879)	(1)	(3,322)	—	(3,323)
Exercise of stock options	898	—	30	—	30
Stock-based compensation	—	—	10,244	—	10,244
Dividends declared, $1.7625 per share	—	—	—	(151,729)	(151,729)
Net income	—	—	—	405,752	405,752
Balances, September 30, 2022	85,105,363	$4,917	$4,204,742	$1,043,866	$5,253,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$481,420	$966,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	754,558	601,449
Abandonment and impairment of unproved properties	—	17,975
Stock-based compensation	25,577	24,469
Derivative loss	120,574	358,862
Derivative cash settlement loss	(44,907)	(492,120)
Amortization of deferred financing costs	5,706	3,319
(Gain) loss on property transactions, net	254	(15,859)
Deferred income tax expense	138,972	239,766
Other, net	(409)	202
Changes in operating assets and liabilities, net	(86,173)	260,588
Net cash provided by operating activities	1,395,572	1,964,863
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net of cash acquired	(3,711,466)	(330,459)
Proceeds from sale of oil and natural gas properties	5,764	—
Exploration and development of oil and natural gas properties	(782,119)	(708,958)
Additions to other property and equipment	(1,714)	(97)
Purchases of carbon offsets	(5,864)	(7,196)
Other	(1,464)	126
Net cash used in investing activities	(4,496,863)	(1,046,584)
Cash flows from financing activities:
Proceeds from credit facility	1,120,000	100,000
Payments to credit facility	(470,000)	(100,000)
Proceeds from issuance of senior notes	2,666,250	—
Payment of deferred financing costs	(42,909)	(1,174)
Redemption of senior notes	—	(100,000)
Dividends paid	(511,031)	(370,591)
Common stock repurchased and retired	(320,398)	—
Proceeds from exercise of stock options	458	232
Payment of employee tax withholdings in exchange for the return of common stock	(13,302)	(19,062)
Principal payments on finance lease obligations	(483)	—
Net cash provided by (used in) financing activities	2,428,585	(490,595)
Net change in cash, cash equivalents, and restricted cash	(672,706)	427,684
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	768,134	254,556
End of period(1)	$95,428	$682,240
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

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Operations
When we use the terms “Civitas,” the “Company,” “we,” “us,” or “our,” we are referring to Civitas Resources, Inc. and its consolidated subsidiaries unless the context otherwise requires. Civitas is an independent exploration and production company focused on the acquisition, development, and production of oil and associated liquids-rich natural gas primarily in the Denver-Julesburg Basin in Colorado (the “DJ Basin”) and the Permian Basin in Texas and New Mexico.
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
The December 31, 2022 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our 2022 Form 10-K, but does not include all disclosures, including notes required by GAAP. As such, this quarterly report should be read in conjunction with the audited consolidated financial statements and related notes included in our 2022 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2023, through the filing date of this report. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year or any other future period.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 - Summary of Significant Accounting Policies in the 2022 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report.
Recently Issued and Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that the acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company adopted this guidance effective December 15, 2022 and the adoption did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
There are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and disclosures that have been issued but not yet adopted by the Company as of September 30, 2023, and through the filing date of this report.
NOTE 2 - ACQUISITIONS AND DIVESTITURES
All mergers and acquisitions disclosed are accounted for under the acquisition method of accounting for business combinations under ASC Topic 805, Business Combinations. Accordingly, we conduct assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition are expensed as incurred. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of oil and natural gas properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, and a market-based weighted-average cost of capital. These inputs require significant judgments and estimates by management at the time of the valuation.

Hibernia Acquisition
On June 19, 2023, the Company entered into a membership interest purchase agreement (the “Hibernia Acquisition Agreement”) with Hibernia Energy III Holdings, LLC and Hibernia Energy III-B Holdings, LLC, pursuant to which the Company agreed to purchase all of the issued and outstanding equity ownership interests of Hibernia Energy III, LLC and Hibernia Energy III-B, LLC.
On August 2, 2023, the Company completed the transactions contemplated by the Hibernia Acquisition Agreement (the “Hibernia Acquisition”) for aggregate consideration of approximately $2.2 billion in cash, subject to certain customary purchase price adjustments set forth in the Hibernia Acquisition Agreement. The following table presents the preliminary purchase price allocation of the assets acquired and the liabilities assumed in the Hibernia Acquisition:

Preliminary Purchase Price Allocation (in thousands)
Assets Acquired
Cash and cash equivalents	$30,671
Accounts receivable - oil and natural gas sales	89,766
Accounts receivable - joint interest and other	4,874
Proved properties	2,123,791
Unproved properties	115,802
Other property and equipment	520
Right-of-use assets	30,393
Total assets acquired	$2,395,817

Liabilities Assumed
Accounts payable and accrued expenses	$91,977
Production taxes payable	10,320
Oil and natural gas revenue distribution payable	75,267
Asset retirement obligations	8,299
Lease liability	30,393
Total liabilities assumed	216,256
Net assets acquired	$2,179,561
The purchase price allocation for the Hibernia Acquisition is preliminary, and Civitas is continuing to assess the fair values of certain of the Hibernia assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
Tap Rock Acquisition
On June 19, 2023, the Company entered into a membership interest purchase agreement (the “Tap Rock Acquisition Agreement”) with Tap Rock Resources Legacy, LLC (“Tap Rock I Legacy”), Tap Rock Resources Intermediate, LLC (“Tap Rock I Intermediate” and, together with Tap Rock I Legacy, the “Tap Rock I Sellers”), Tap Rock Resources II Legacy, LLC (“Tap Rock II Legacy”), Tap Rock Resources II Intermediate, LLC (“Tap Rock II Intermediate” and, together with Tap Rock II Legacy, the “Tap Rock II Sellers”), Tap Rock NM10 Legacy Holdings, LLC (“NM10 Legacy”), and Tap Rock NM10 Holdings Intermediate, LLC (“NM10 Intermediate” and together with NM10 Legacy, the “NM10 Sellers”, and the NM10 Sellers, together with the Tap Rock I Sellers and Tap Rock II Sellers, the “Tap Rock Sellers”), solely in its capacity as “Sellers’ Representative” (as defined therein), Tap Rock I Legacy, and solely for the limited purposes set forth therein, Tap Rock Resources, LLC, pursuant to which the Company agreed to purchase all of the issued and outstanding equity ownership interests of Tap Rock AcquisitionCo, LLC, Tap Rock Resources II, LLC, and Tap Rock NM10 Holdings, LLC from the Tap Rock I Sellers, the Tap Rock II Sellers and the NM10 Sellers, respectively.

On August 2, 2023, the Company completed the transactions contemplated by the Tap Rock Acquisition Agreement (the “Tap Rock Acquisition”). The following tables present the consideration transferred and preliminary purchase price allocation of the assets acquired and the liabilities assumed in the Tap Rock Acquisition:

Consideration (in thousands, except per share amount)
Cash consideration	$1,508,143

Shares of common stock issued	13,538,472
Closing price per share(1)	$73.14
Equity consideration	$990,204

Total consideration(2)	$2,498,347
_______________________
(1)Based on the closing stock price of Civitas common stock on August 2, 2023.
(2)Subject to certain customary purchase price adjustments set forth in the Tap Rock Acquisition Agreement.

Preliminary Purchase Price Allocation (in thousands)
Assets Acquired
Cash and cash equivalents	$6,543
Accounts receivable - oil and natural gas sales	106,255
Accounts receivable - joint interest and other	31,300
Prepaid expenses and other	22,013
Proved properties	2,377,649
Unproved properties	298,859
Other property and equipment	12,827
Right-of-use assets	626
Total assets acquired	$2,856,072

Liabilities Assumed
Accounts payable and accrued expenses	$179,626
Production taxes payable	15,557
Oil and natural gas revenue distribution payable	78,758
Ad valorem taxes	1,374
Asset retirement obligations	31,518
Lease liability	626
Deferred revenue	50,266
Total liabilities assumed	357,725
Net assets acquired	$2,498,347
The purchase price allocation for the Tap Rock Acquisition is preliminary, and Civitas is continuing to assess the fair values of certain of the Tap Rock assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
Revenue and earnings of the acquirees
The results of operations for the Hibernia Acquisition and Tap Rock Acquisition since the closing date have been included on our condensed consolidated financial statements for the three and nine months ended September 30, 2023. The amount of revenue of Hibernia and Tap Rock included in our accompanying unaudited condensed consolidated statements of operations (“statements of operations”) was approximately $124.1 million and $182.6 million, respectively, during the three and nine months ended September 30, 2023. We determined that disclosing the amount of Hibernia and Tap Rock related earnings included in the statements of operations is impracticable as the operations from these acquisitions were integrated into the operations of the Company from the dates of each acquisition.

Supplemental pro forma financial information
The following unaudited pro forma financial information (in thousands, except per share amounts) represents a summary of the condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, assuming the Hibernia Acquisition and Tap Rock Acquisition had been completed as of January 1, 2022. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the Hibernia Acquisition and Tap Rock Acquisition had been effective as of this date, or of future results, and includes certain nonrecurring pro forma adjustments that were directly related to these business combinations. Specifically, pro forma earnings were adjusted to exclude transaction costs incurred associated with these acquisitions for the three and nine months ended September 30, 2023 and include such transaction costs in pro forma earnings for the nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$1,157,615	$1,575,493	$3,306,345	$4,542,055
Net income	179,307	597,835	686,951	1,413,135
Net income per common share - basic	$1.91	$6.06	$7.28	$14.35
Net income per common share - diluted	1.90	6.03	7.22	14.27
Bison Acquisition
On March 1, 2022, the Company completed the acquisition of privately held DJ Basin operator Bison Oil & Gas II, LLC for consideration of approximately $280.4 million (the “Bison Acquisition”). Net assets acquired under the purchase price allocation were $294.0 million and consequently resulted in a bargain purchase gain of $13.6 million. Because of the immateriality of the Bison Acquisition, the related revenue and earnings, supplemental pro forma financial information, and detailed purchase price allocation are not disclosed.
Transaction costs
Transaction costs related to the aforementioned acquisitions are accounted for separately from the assets acquired and liabilities assumed and are included in transaction costs in the statements of operations. The Company incurred transaction costs of $28.5 million and $1.8 million during the three months ended September 30, 2023 and 2022, respectively, and $60.1 million and $23.8 million during the nine months ended September 30, 2023 and 2022, respectively.

NOTE 3 - REVENUE RECOGNITION
Oil and natural gas sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream is disaggregated below (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	DJ Basin	Permian Basin(2)	Total	DJ Basin	Permian Basin	Total
Operating net revenues:
Oil	$583,081	$258,595	$841,676	$653,548	$—	$653,548
Natural gas(1)	68,641	12,694	81,335	216,917	—	216,917
Natural gas liquids (“NGL”)(1)	77,502	35,403	112,905	137,486	—	137,486
Oil and natural gas sales	$729,224	$306,692	$1,035,916	$1,007,951	$—	$1,007,951
__________________________
(1)Includes $0.4 million and $0.4 million of deferred revenue that has been recognized during the three months ended September 30, 2023 for natural gas and NGL, respectively.
(2)Represents revenue attributable to the Hibernia Acquisition and Tap Rock Acquisition for the period from August 2, 2023 through September 30, 2023.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	DJ Basin	Permian Basin(2)	Total	DJ Basin	Permian Basin	Total
Operating net revenues:
Oil	$1,584,498	$258,595	$1,843,093	$1,981,308	$—	$1,981,308
Natural gas(1)	217,560	12,694	230,254	535,918	—	535,918
NGL(1)	243,714	35,403	279,117	459,899	—	459,899
Oil and natural gas sales	$2,045,772	$306,692	$2,352,464	$2,977,125	$—	$2,977,125
__________________________
(1)Includes $0.4 million and $0.4 million of deferred revenue that has been recognized during the nine months ended September 30, 2023 for natural gas and NGL, respectively.
(2)Represents revenue attributable to the Hibernia Acquisition and Tap Rock Acquisition for the period from August 2, 2023 through September 30, 2023.
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
The Company records revenue in the month production is delivered and control is transferred to the purchaser. However, settlement statements and payment may not be received for 30 to 60 days after the date production is delivered and control is transferred. Until such time settlement statements and payment are received, the Company records a revenue accrual based on, amongst other factors, an estimate of the volumes delivered at estimated prices as determined by the applicable contractual terms. The Company records the differences between its estimates and the actual amounts received for product sales in the month in which payment is received from the purchaser. For the three and nine months ended September 30, 2023 and 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant. As of September 30, 2023 and December 31, 2022, the Company’s receivables from contracts with customers were $573.1 million and $343.5 million, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable trade	$85,938	$31,783
Accrued drilling and completion costs	249,625	137,171
Accrued lease operating expense	70,722	18,109
Accrued gathering, transportation, and processing	80,441	59,398
Accrued general and administrative expense	19,282	20,054
Accrued transaction costs	6,410	—
Accrued commodity derivative settlements	20,599	12,514
Accrued interest expense	75,183	5,509
Accrued settlement	1,727	1,497
Other accrued expenses	35,287	9,262
Total accounts payable and accrued expenses	$645,214	$295,297
NOTE 5 - LONG-TERM DEBT
Senior Notes
Senior Notes are recorded net of unamortized discount and unamortized deferred financing costs within senior notes on the accompanying balance sheets, with no associated premiums. The tables below present the related carrying values as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Principal Amount	Unamortized Discount	Unamortized Deferred Financing Costs	Principal Amount, Net
2026 Senior Notes	$400,000	$—	$5,489	$394,511
2028 Senior Notes	1,350,000	16,409	5,773	1,327,818
2031 Senior Notes	1,350,000	16,600	5,841	1,327,559
Total	$3,100,000	$33,009	$17,103	$3,049,888

	As of December 31, 2022
	Principal Amount	Unamortized Discount	Unamortized Deferred Financing Costs	Principal Amount, Net
2026 Senior Notes	$400,000	$—	$6,707	$393,293
8.375% Senior Notes due 2028 and 8.750% Senior Notes due 2031. On June 29, 2023, the Company issued $1.35 billion aggregate principal amount of 8.375% Senior Notes due 2028 (the “2028 Senior Notes”), at par, pursuant to an indenture (the “2028 Indenture”) among the Company, Computershare Trust Company, N.A., as trustee, and the guarantors party thereto, and $1.35 billion aggregate principal amount of 8.750% Senior Notes due 2031 (the “2031 Senior Notes”), at par, pursuant to an indenture (the “2031 Indenture”) among the Company, Computershare Trust Company, N.A., as trustee. Upon issuance of the 2028 Senior Notes and 2031 Senior Notes, the Company received net proceeds of $2.67 billion after deducting fees of $33.8 million. The Company used the net proceeds from the 2028 Senior Notes and 2031 Senior Notes, together with cash on hand and borrowings under the Credit Facility (as defined below), to fund a portion of the consideration for the Hibernia Acquisition and Tap Rock Acquisition. Interest on the 2028 Senior Notes and 2031 Senior Notes will accrue at the rate of 8.375% per annum and 8.750% per annum, respectively, and will be payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2024.

The 2028 Indenture and 2031 Indenture each contain covenants that limit, among other things, the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create liens securing indebtedness; pay dividends on or redeem or repurchase stock or subordinated debt; make specified types of investments and acquisitions; enter into or permit to exist contractual limits on the ability of the Company’s subsidiaries to pay dividends to the Company; enter into transactions with affiliates; and sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 2028 Indenture and 2031 Indenture as of September 30, 2023, and through the filing of this report. Each of the 2028 Indenture and 2031 Indenture also contain customary events of default.
At any time prior to July 1, 2025, the Company may redeem all or part of the 2028 Senior Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any. On or after July 1, 2025, the Company may redeem all or part of the 2028 Senior Notes at redemption prices (expressed as percentages of the principal amount redeemed) equal to (i) 104.188% for the twelve-month period beginning on July 1, 2025; (ii) 102.094% for the twelve-month period beginning on July 1, 2026; and (iii) 100.000% for the period beginning July 1, 2027 and at any time thereafter, plus accrued and unpaid interest, if any to, but excluding the redemption date.
At any time prior to July 1, 2026, the Company may redeem all or part of the 2031 Senior Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any. On or after July 1, 2026, the Company may redeem all or part of the 2031 Senior Notes at redemption prices (expressed as percentages of the principal amount redeemed) equal to (i) 104.375% for the twelve-month period beginning on July 1, 2026; (ii) 102.188% for the twelve-month period beginning on July 1, 2027; and (iii) 100.000% for the period beginning July 1, 2028 and at any time thereafter, plus accrued and unpaid interest, if any.
The Company may redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes or 2031 Senior Notes at any time prior to July 1, 2025 or 2026, respectively, with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 108.375%, with respect to the 2028 Senior Notes, and 108.750%, with respect to the 2031 Senior Notes, of the principal amount of such series of 2028 Senior Notes and 2031 Senior Notes redeemed, plus accrued and unpaid interest, if any, provided, however, that (i) at least 65.0% of the aggregate principal amount of 2028 Senior Notes and 2031 Senior Notes of such series originally issued on the issue date (but excluding the 2028 Senior Notes and 2031 Senior Notes of such series held by the Company and its subsidiaries) remains outstanding immediately after the occurrence of such redemption (unless all such 2028 Senior Notes and 2031 Senior Notes are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days after the date of the closing of such equity offering.
The 2028 Senior Notes and 2031 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries, including the entities that became subsidiaries of the Company upon the consummation of the Hibernia Acquisition and Tap Rock Acquisition, as well as by certain other future subsidiaries that may be required to guarantee the 2028 Senior Notes and 2031 Senior Notes.
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
The 2026 Indenture contains covenants that limit, among other things, the Company’s ability to: (i) incur or guarantee additional indebtedness; (ii) create liens securing indebtedness; (iii) pay dividends on or redeem or repurchase stock or subordinated debt; (iv) make specified types of investments and acquisitions; (v) enter into or permit to exist contractual limits on the ability of the Company’s subsidiaries to pay dividends to Civitas Resources; (vi) enter into transactions with affiliates; and (vii) sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 2026 Indenture as of September 30, 2023, and through the filing of this report. In addition, certain of these covenants will be terminated before the 2026 Senior Notes mature if at any time no default or event of default exists under the 2026 Indenture and the 2026 Senior Notes receive an investment-grade rating from at least two ratings agencies. The 2026 Indenture also contains customary events of default.

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
The 2026 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of Civitas’ existing subsidiaries, including the entities that became subsidiaries of the Company upon the consummation of the Hibernia Acquisition and Tap Rock Acquisition.
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
Credit Facility
The Company is party to a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent, and a syndicate of financial institutions, as lenders, that has an aggregate maximum commitment amount of $4.0 billion and is set to mature on August 2, 2028 (together with all amendments thereto, the “Credit Facility” or the “Credit Agreement”).
The Credit Facility is guaranteed by all restricted domestic subsidiaries of the Company, including the entities that became subsidiaries of the Company upon the consummation of the Hibernia Acquisition and Tap Rock Acquisition, and is secured by first priority security interests on substantially all assets, including a mortgage on at least 90% of the total value of the proved properties evaluated in the most recently delivered reserve reports prior to the amendment effective date, including any engineering reports relating to the oil and natural gas properties of the restricted domestic subsidiaries of the Company, subject to customary exceptions.
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

In addition, the Company is subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) permitted net leverage ratio of 3.00 to 1.00 and (b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1.00. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2023 and through the filing of this report. Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the option of the Company, either (i) the Alternate Base Rate (“ABR”, for ABR revolving credit loans) plus the applicable margin, or (ii) the term-specific Secured Overnight Financing Rate (“SOFR”) plus the applicable margin. ABR is established as a rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan as its prime rate, (b) the applicable rate of interest published by the Federal Reserve Bank of New York plus 0.5%, or (c) the term-specific SOFR plus 1.0%, subject to a 1.5% floor plus the applicable margin of 1.0% to 2.0%, based on the utilization of the Credit Facility. Term-specific SOFR is based on one-, three-, or six-month terms as selected by the Company and is subject to a 0.5% floor plus the applicable margin of 2.0% to 3.0%, based on the utilization of the Credit Facility. Interest on borrowings that bear interest at the SOFR are payable on the last day of the applicable interest period selected by the Company, and interest on borrowings that bear interest at the ABR are payable quarterly in arrears.
In connection with the Company’s entry into the Hibernia Acquisition Agreement and the Tap Rock Acquisition Agreement, on June 23, 2023, the Company entered into an amendment to the Credit Agreement. Pursuant to the amendment, the Company was authorized to, among other things, (i) offer and issue the 2028 Senior Notes and the 2031 Senior Notes, (ii) incur indebtedness pursuant to those certain debt commitment letters by and among the Company, Bank of America N.A., BofA Securities, Inc., and JPMorgan Chase Bank, N.A. providing for two separate 364-day bridge loan facilities in an aggregate principal amount of up to $2.7 billion (such facilities, the “Bridge Facilities” and the loans made thereunder, the “Bridge Loans”), the proceeds of which would have, if drawn, been used to partially fund the Hibernia Acquisition and the Tap Rock Acquisition, (iii) incur the debt described in the immediately preceding clauses (i) and (ii) without any corresponding reduction in the borrowing base of the Credit Facility, and (iv) incur pari passu term loan indebtedness subject to a total secured leverage test of 2.00 to 1.00 and certain other customary terms and conditions. Because the 2028 Senior Notes and 2031 Senior Notes successfully closed and were issued on June 29, 2023, the Company did not draw on the Bridge Loans and has terminated the commitments under the Bridge Facilities. Consequently, approximately $0.5 million and $21.0 million of fees associated with the Bridge Facilities were incurred and expensed to transaction costs in the accompanying statements of operations for the three and nine months ended September 30, 2023, respectively.
Finally, in connection with the Company’s closing of the Hibernia Acquisition and Tap Rock Acquisition, on August 2, 2023, the Company entered in an amendment to the Credit Agreement whereby aggregate elected commitments increased from $1.0 billion to $1.85 billion, the borrowing base increased from $1.85 billion to $3.0 billion, and the aggregate maximum credit commitment increased from $2.0 billion to $4.0 billion. In addition, the maturity of the Credit Facility was extended to August 2028. The next scheduled borrowing base redetermination date is set to occur in May 2024.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in thousands):

	November 7, 2023	September 30, 2023	December 31, 2022
Revolving credit facility	$—	$650,000	$—
Letters of credit	2,100	2,100	12,100
Available borrowing capacity	1,847,900	1,197,900	987,900
Total aggregate elected commitments	$1,850,000	$1,850,000	$1,000,000
As of September 30, 2023 and December 31, 2022, the unamortized deferred financing costs associated with the amendments to the Credit Facility were $36.1 million and $8.5 million, respectively. Of the unamortized deferred financing costs, (i) $28.6 million and $5.5 million are presented within other noncurrent assets on the accompanying balance sheets as of September 30, 2023 and December 31, 2022, respectively, and (ii) $7.5 million and $3.0 million are presented within prepaid expenses and other on the accompanying balance sheets as of September 30, 2023 and December 31, 2022, respectively.
Interest Expense
For the three months ended September 30, 2023 and 2022, the Company incurred interest expense of $76.5 million and $7.5 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred interest expense of $92.7 million and $24.7 million, respectively. No interest was capitalized during the three and nine months ended September 30, 2023 and 2022.

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
Enforcement. Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company believes could exceed $0.3 million. The Company has received Notices of Alleged Violations (“NOAV”) from the ECMC alleging violations of various Colorado statutes and ECMC regulations governing oil and gas operations. The Company has further received notices from the Colorado Air Pollution Control Division. The Company continues to engage in discussions regarding resolution of the alleged violations. As of September 30, 2023 and December 31, 2022, the Company has accrued approximately $0.8 million and $0.7 million, respectively, associated with the NOAVs and Colorado Air Pollution Control Division notices.
Commitments
Firm Transportation Agreements. The Company is party to a firm pipeline transportation contract to provide a guaranteed outlet for production on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges on 12,500 barrels (“Bbl”) per day through April 2025, regardless of the amount of pipeline capacity utilized by the Company. The aggregate financial commitment fee over the remaining term was $28.5 million as of September 30, 2023. The Company has not and does not expect to incur any deficiency payments.
Minimum Volume Agreement - Oil. The Company is party to a purchase agreement to deliver fixed and determinable quantities of crude oil. Under the terms of the agreement, the Company is required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitment of 20,000 Bbls per day over a term ending in December 2023. The aggregate financial commitment fee over the remaining term is $11.7 million as of September 30, 2023. The Company has not and does not expect to incur any deficiency payments.
Minimum Volume Agreement - Gas and Other. The Company is party to a gas gathering and processing agreement (the “Gathering Agreement”) with a third-party midstream provider over a term ending in 2029 with an annual minimum volume commitment of 13.0 billion cubic feet of natural gas. The Gathering Agreement also includes a commitment to sell take-in-kind NGL from other processing agreements of 7,500 Bbls a day through 2026 with the ability to roll forward up to a 10% shortfall in a given month to the subsequent month. The aggregate financial commitment fee over the remaining term is $109.7 million as of September 30, 2023, which fluctuates with commodity prices as this is a value-based percentage of proceeds sales contract. During the three months ended September 30, 2023, we recorded $3.6 million in unused commitments in the statements of operations based on volumes delivered relative to the minimum volume commitment. Based on current projections, the Company may incur approximately $31.9 million, inclusive of the amounts recorded as described above, of shortfall payments under the Gathering Agreement during the remaining term of approximately six years; however, the Company is actively engaging alternative strategies to reduce any potential contract deficiencies incurred in future periods.

Additionally, the Company is also party to a gas gathering and processing agreement with several third-party producers and a third-party midstream provider to deliver to two different plants over terms that end in August 2025 and July 2026. The Company’s share of these commitments requires an incremental 51.5 and 20.6 million cubic feet of natural gas (“MMcf”) per day, respectively, over a baseline volume of 65 MMcf per day for a period of seven years following the in-service dates of the plants. The Company may be required to pay a shortfall fee for any incremental volume deficiencies under these commitments. These contractual obligations can be reduced by the Company’s proportionate share of the collective volumes delivered to the plants by other incremental third-party volumes available to the midstream provider that are in excess of the total commitments. Because of the third-party producer reduction provision, we believe that the aggregate financial commitment fee over the remaining term is zero as of September 30, 2023. The Company has not and does not expect to incur any deficiency payments.
The Company is also party to additional individually immaterial agreements that require the Company to pay a fee associated with the minimum volumes over various terms ending in December 2025, regardless of the amount delivered. The aggregate financial commitment fee over the remaining term for these contracts was $9.0 million as of September 30, 2023.
The minimum annual payments under these agreements for the next five years as of September 30, 2023 are presented below (in thousands):

	Firm Transportation	Minimum Volume(1)
Remainder of 2023	$4,531	$21,688
2024	18,026	20,655
2025	5,910	21,349
2026	—	17,598
2027	—	16,900
2028 and thereafter	—	32,240
Total	$28,467	$130,430
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

The Company records compensation expense associated with the issuance of awards under the LTIP on a straight-line basis over the vesting period based on the fair value of the awards as of the date of grant within general and administrative expense. The following table outlines the compensation expense recorded by type of award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted and deferred stock units	$4,711	$5,809	$13,905	$14,991
Performance stock units	3,591	4,435	11,672	9,478
Total stock-based compensation	$8,302	$10,244	$25,577	$24,469
As of September 30, 2023, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$39,645	2026
Performance stock units	23,225	2025
Total unrecognized stock-based compensation	$62,870
Restricted Stock Units and Deferred Stock Units
The Company grants time-based Restricted Stock Units (“RSUs”) to its officers, executives, and employees and time-based Deferred Stock Units (“DSUs”) to its non-employee directors as part of its LTIP. Each RSU and DSU represents a right to receive one share of the Company’s common stock after the RSU or DSU vests and is settled as described below. RSUs generally vest and settle either over a (i) one-year vesting period, with the entire grant vesting and settling on the anniversary date, (ii) two-year vesting period, with one-half of the total grant vesting and settling on each anniversary date, or (iii) three-year vesting period, with one-third of the total grant vesting and settling on each anniversary date. Each RSU is entitled to a dividend equivalent right to receive, upon settlement, a cash payment based on the regular cash dividends that would have been paid on a share of the Company’s common stock during the period between the grant date and the date the RSUs vest and are settled. Accrued but unpaid dividend equivalents are recognized as a liability on the accompanying balance sheets, until the recipients receive the dividend equivalents upon vesting and settlement. DSUs generally vest over a one-year period following the grant date. DSUs are settled in shares of the Company’s common stock upon the non-employee director’s separation of service from the Board of Directors (the “Board”). Each DSU is entitled to a dividend equivalent right to receive a cash payment based on the regular cash dividends that would have been paid on a share of the Company’s common stock. All amounts payable as a result of such dividend equivalent right are paid (1) with respect to vested DSUs, at the same time dividends are paid to the Company’s stockholders and (2) with respect to unvested DSUs, when such underlying DSUs vest. Accrued but unpaid dividend equivalents in respect of unvested DSUs are recognized as a liability on the accompanying balance sheets, until the recipients receive the dividend equivalents upon vesting. The grant-date fair value of RSUs and DSUs is equal to the closing price of the Company’s common stock on the date of the grant.
A summary of the status and activity of non-vested RSUs and DSUs for the nine months ended September 30, 2023 is presented below:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	675,898	$50.27
Granted	549,127	72.30
Vested	(364,159)	47.30
Forfeited	(48,866)	58.78
Non-vested, end of period	812,000	$65.99
The aggregate grant-date fair value of the RSUs and DSUs granted under the LTIP during the nine months ended September 30, 2023 was $39.7 million.

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
Performance achievement is determined based on either, or a combination of, (1) the Company’s annualized absolute total stockholder return (“TSR”) or (2) for certain PSUs granted prior to fiscal year 2023, the Company’s absolute TSR relative to that of a defined peer group. Absolute TSR is determined based upon the performance of the Company’s common stock over the performance period relative to the price of the Company’s common stock at the grant date. For awards with a relative TSR component, the Company’s absolute TSR is compared with the absolute TSRs of a group of peer companies over the performance period. The absolute TSR for the Company and each of the peer companies is determined by dividing (A) (i) the volume-weighted average share price for the last 30 trading days of the performance period, minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, plus (iii) dividends paid by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The resultant amount is then annualized based on the length of the performance period.
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
A summary of the status and activity of non-vested PSUs for the nine months ended September 30, 2023 is presented below:

	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	345,999	$77.42
Granted	247,421	104.44
Vested	(89,901)	78.49
Forfeited	(73,759)	87.49
Expired	(242)	18.26
Non-vested, end of period	429,518	$91.07
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
The aggregate grant-date fair value of the PSUs granted under the LTIP during the nine months ended September 30, 2023 was $25.8 million.
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

A summary of the status and activity of stock options for the nine months ended September 30, 2023 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of year	15,170	$34.36
Exercised	(13,928)	34.36
Expired	(111)	34.36
Outstanding, end of period	1,131	$34.36	3.6	$49
Options outstanding and exercisable	1,131	$34.36	3.6	$49
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was $0.5 million.
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
The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and their classification within the fair value hierarchy (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3
Derivative assets	$—	$8,930	$—
Derivative liabilities	$—	$136,821	$—

	As of December 31, 2022
	Level 1	Level 2	Level 3
Derivative assets	$—	$3,284	$—
Derivative liabilities	$—	$63,533	$—
Long-Term Debt
The 2026 Senior Notes, 2028 Senior Notes, and 2031 Senior Notes are recorded at cost, net of any unamortized discount or deferred financing costs. As of September 30, 2023, the fair value of the 2026 Senior Notes, 2028 Senior Notes, and 2031 Senior Notes were $375.4 million, $1.38 billion, and $1.38 billion, respectively. These fair values are based on quoted market prices, and as such, are designated as Level 1 within the fair value hierarchy. The recorded value of the Credit Facility, if any, approximates its fair value as it bears interest at a floating rate that approximates a current market rate. Please refer to Note 5 - Long-Term Debt for additional information.
Warrants
Warrants issued are indexed to the Company’s common stock and required to be net share settled via a cashless exercise. Accordingly, they are classified as equity instruments. The Company’s share price traded below the exercise price of the warrants and therefore were not exercisable during the three and nine months ended September 30, 2023 and 2022.
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
Acquisitions and Impairments of Proved and Unproved Properties
We measure acquired assets or businesses at fair value on a nonrecurring basis and review our proved and unproved oil and natural gas properties for impairment using inputs that are not observable in the market, and are therefore designated as Level 3 within the valuation hierarchy. There were no impairments of proved properties recorded during the three and nine months ended September 30, 2023 and 2022, and no abandonment and impairment of unproved properties expense was incurred during the three months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, the Company incurred abandonment and impairment of unproved properties expense of zero and $18.0 million, respectively. Please refer to Note 1 – Summary of Significant Accounting Policies in the 2022 Form 10-K for information on the Company’s policies for determining fair value of its proved and unproved properties and related impairment expense.

NOTE 9 - DERIVATIVES
The Company periodically enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices for its expected future oil and natural gas production and the associated impact on cash flows. The Company’s commodity derivative contracts consist of swaps, collars, basis protection swaps, and puts. As of September 30, 2023, all derivative counterparties were members of the Credit Facility lender group and all commodity derivative contracts are entered into for other-than-trading purposes. The Company does not designate its commodity derivative contracts as hedging instruments.
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

As of September 30, 2023, the Company had entered into the following commodity price derivative contracts:

	Contract Period
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024
Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	29,161	12,727	11,991	10,536	8,997
Weighted-Average Contract Price	$71.83	$70.39	$68.75	$68.87	$69.46
Two-Way Collars
NYMEX WTI Volumes	9,392	11,913	10,430	9,324	8,504
Weighted-Average Ceiling Price	$82.28	$81.51	$80.83	$80.27	$79.85
Weighted-Average Floor Price	$60.00	$58.00	$58.00	$58.00	$58.00
Three-Way Collars
NYMEX WTI Volumes	1,172	573	—	—	—
Weighted-Average Ceiling Price	$56.49	$56.25	$—	$—	$—
Weighted-Average Floor Price	$49.04	$45.00	$—	$—	$—
Weighted-Average Sold Put Price	$39.04	$35.00	$—	$—	$—
Bought Puts
NYMEX WTI Volumes	—	7,942	6,953	6,216	5,669
Weighted-Average Contract Price	$—	$55.00	$55.00	$55.00	$55.00
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/million British thermal units (“MMBtu”))
Swaps
NYMEX HH Volumes	45,947	31,790	31,686	31,578	1,701
Weighted-Average Contract Price	$2.60	$2.69	$2.68	$2.66	$4.23
Two-Way Collars
NYMEX HH Volumes	1,756	736	1,732	1,668	—
Weighted-Average Ceiling Price	$2.96	$3.16	$2.89	$3.16	$—
Weighted-Average Floor Price	$2.38	$2.50	$2.20	$2.50	$—
Three-Way Collars
NYMEX HH Volumes	—	1,166	55	—	—
Weighted-Average Ceiling Price	$—	$3.50	$3.42	$—	$—
Weighted-Average Floor Price	$—	$2.50	$2.50	$—	$—
Weighted-Average Sold Put Price	$—	$2.00	$2.00	$—	$—
Basis Protection Swaps
CIG-NYMEX HH Volumes	47,703	33,691	33,473	33,246	—
Weighted-Average Contract Price	$(0.46)	$(0.27)	$(0.27)	$(0.27)	$—

As of November 3, 2023, the Company had entered into the following commodity price derivative contracts:

	Contract Period
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024 - Q2 2025
Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	29,161	12,727	11,991	10,536	3,032
Weighted-Average Contract Price	$71.83	$70.39	$68.75	$68.87	$69.46
Two-Way Collars
NYMEX WTI Volumes	9,392	25,913	22,930	18,324	10,708
Weighted-Average Ceiling Price	$82.28	$88.38	$85.91	$83.26	$80.99
Weighted-Average Floor Price	$60.00	$64.48	$64.54	$63.89	$66.79
Three-Way Collars
NYMEX WTI Volumes	1,172	573	—	—	—
Weighted-Average Ceiling Price	$56.49	$56.25	$—	$—	$—
Weighted-Average Floor Price	$49.04	$45.00	$—	$—	$—
Weighted-Average Sold Put Price	$39.04	$35.00	$—	$—	$—
Puts
NYMEX WTI Volumes	—	7,942	6,953	6,216	1,911
Weighted-Average Strike Price	$—	$55.00	$55.00	$55.00	$55.00
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	45,947	31,790	31,686	31,578	573
Weighted-Average Contract Price	$2.60	$2.69	$2.68	$2.66	$4.23
Two-Way Collars
NYMEX HH Volumes	1,756	736	1,732	1,668	—
Weighted-Average Ceiling Price	$2.96	$3.16	$2.89	$3.16	$—
Weighted-Average Floor Price	$2.38	$2.50	$2.20	$2.50	$—
Three-Way Collars
NYMEX HH Volumes	—	1,166	55	—	—
Weighted-Average Ceiling Price	$—	$3.50	$3.42	$—	$—
Weighted-Average Floor Price	$—	$2.50	$2.50	$—	$—
Weighted-Average Sold Put Price	$—	$2.00	$2.00	$—	$—
Basis Protection Swaps
CIG-NYMEX HH Volumes	47,703	33,691	33,473	33,246	—
Weighted-Average Contract Price	$(0.46)	$(0.27)	$(0.27)	$(0.27)	$—

Derivative Assets and Liabilities Fair Value
The Company’s commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all the Company’s derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Derivative Assets:
Commodity contracts - current	$7,058	$2,490
Commodity contracts - noncurrent	1,872	794
Total derivative assets	8,930	3,284
Amounts not offset in the accompanying balance sheets	(906)	—
Total derivative assets, net	$8,024	$3,284

Derivative Liabilities:
Commodity contracts - current	$(126,053)	$(46,334)
Commodity contracts - long-term	(10,768)	(17,199)
Total derivative liabilities	(136,821)	(63,533)
Amounts not offset in the accompanying balance sheets	906	—
Total derivative liabilities, net	$(135,915)	$(63,533)
The following table summarizes the components of the derivative gain (loss) presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivative cash settlement loss:
Oil contracts	$(32,397)	$(67,623)	$(38,010)	$(307,563)
Natural gas contracts	(625)	(66,610)	(6,897)	(149,485)
NGL contracts	—	(9,678)	—	(35,072)
Total derivative cash settlement loss	(33,022)	(143,911)	(44,907)	(492,120)
Change in fair value gain (loss)	(117,639)	153,192	(75,667)	133,258
Total derivative gain (loss)	$(150,661)	$9,281	$(120,574)	$(358,862)

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

A roll-forward of the Company’s asset retirement obligation is as follows (in thousands):

Amount
Balance as of December 31, 2022	$291,026
Additional liabilities incurred	42,549
Accretion expense	12,134
Liabilities settled	(15,340)
Balance as of September 30, 2023	$330,369
Current portion	25,557
Long-term portion	$304,812
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
The following table sets forth the calculations of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$139,672	$405,752	$481,420	$966,212

Basic net income per common share	$1.57	$4.77	$5.75	$11.37
Diluted net income per common share	$1.56	$4.74	$5.70	$11.30

Weighted-average shares outstanding - basic	88,911	85,069	83,700	84,968
Add: dilutive effect of stock awards	720	485	768	527
Weighted-average shares outstanding - diluted	89,631	85,554	84,468	85,495
There were 10,103 and 109,519 shares that were anti-dilutive for the three months ended September 30, 2023 and 2022, respectively. There were 7,437 and 68,171 shares that were anti-dilutive for the nine months ended September 30, 2023 and 2022, respectively.
The exercise price of the Company’s warrants was in excess of the Company’s stock price during the three and nine months ended September 30, 2023 and 2022; therefore, they were excluded from the earnings per share calculation.

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
The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available (both positive and negative) evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of merger activity in 2021, the Company had a valuation allowance of $25.4 million as of both September 30, 2023 and December 31, 2022 against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Internal Revenue Code. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
The net deferred tax liability as of September 30, 2023 and December 31, 2022 was $458.6 million and $319.6 million, respectively. Additionally, prepaid income taxes under current assets as of September 30, 2023 and December 31, 2022 were $21.6 million and $29.6 million, respectively.
During the three months ended September 30, 2023 and 2022, the Company recorded income tax expense of $29.7 million and $136.3 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $139.1 million and $312.2 million, respectively. Income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, and tax limitations on compensation of covered individuals. During the three and nine months ended September 30, 2023, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Hibernia Acquisition and Tap Rock Acquisition. During the three and nine months ended September 30, 2022, income tax expense was additionally impacted by changes in valuation allowances and other permanent differences including bargain purchase gain.
The Company had no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management does not believe that there are any new items or changes in facts or judgments that would impact the Company’s tax position taken thus far in 2023.
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

NOTE 13 - LEASES
The Company’s right-of-use assets and lease liabilities are recognized on the accompanying balance sheets based on the present value of the expected lease payments over the lease term. The following table summarizes the asset classes of the Company’s leases (in thousands):

	September 30, 2023	December 31, 2022
Operating Leases
Field equipment(1)	$64,076	$15,131
Corporate leases	6,140	8,235
Vehicles	4,446	759
Total right-of-use asset	$74,662	$24,125

Field equipment(1)	$64,132	$15,131
Corporate leases	6,796	8,898
Vehicles	4,446	759
Total lease liability	$75,374	$24,788

Finance Leases
Right of use asset - field equipment	$17,104	$—
Lease liability - field equipment	$17,131	$—
____________________________
(1)Includes drilling rigs, compressors, certain natural gas processing equipment, and other field equipment.
Future commitments by year for the Company’s leases with a lease term of greater than one year as of September 30, 2023 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the accompanying balance sheets as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$11,103	$992
2024	39,100	4,210
2025	21,887	4,277
2026	5,554	4,020
2027	2,138	3,683
Thereafter	654	2,810
Total lease payments	80,436	19,992
Less: imputed interest	(5,062)	(2,861)
Total lease liability	$75,374	$17,131

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental cash flow disclosures are presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Cash (paid) refunded for income taxes	$7,861	$(59,800)
Cash paid for interest	(17,110)	(17,124)
Supplemental non-cash investing activities:
Non-cash investing activities	1,065,901	—
Non-cash financing activities	990,204	—
Changes in working capital related to capital expenditures	(112,454)	33
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
In February 2023, we announced that the Board provided authorization for a stock repurchase program (the “stock repurchase program”) pursuant to which we may, from time to time and through December 31, 2024, acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with the Rule 10b5-1 of the Exchange Act in an amount not to exceed $1.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. In June 2023, commensurate with the announcement of the Hibernia Acquisition and Tap Rock Acquisition, the Board reduced the amount of stock authorized for repurchase by the Company under the stock repurchase program from $1.0 billion to $500.0 million. The stock repurchase program does not require any specific number of shares to be acquired and can be modified or discontinued by the Board at any time. As of September 30, 2023, the Company has repurchased approximately 312,800 shares under the program at a weighted average price of $64.55 per share for a total cost of $20.3 million.
We record share repurchases at cost, which includes incremental direct transaction costs, as a reduction to stockholder’s equity. As part of the incremental direct transactions costs and subject to netting against the fair value of stock issuances, we record a 1% excise tax with the corresponding liability recorded within accounts payable and accrued expenses on the accompanying balance sheets. Any excess of cost over the par value is charged to additional paid-in-capital on a pro-rata basis, with any remaining cost charged to retained earnings.
Dividends
As approved by the Board, cash dividends are paid quarterly and consist of a base and variable component. Variable cash dividends are equal to 50% of free cash flow after the base cash dividend for the preceding twelve-month period and pro forma for all acquisition and divestiture activity, assuming pro forma compliance with certain leverage targets.

The following table summarizes the dividends declared for the nine months ended September 30, 2023 and 2022:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in thousands)
2023:
First quarter	$0.50	$1.65	$2.15	$176,878
Second quarter	$0.50	$1.62	$2.12	$173,358
Third Quarter	$0.50	$1.24	$1.74	$167,010
2022:
First quarter	$0.46	$0.75	$1.21	$104,444
Second quarter	$0.46	$0.90	$1.36	$117,151
Third Quarter	$0.46	$1.30	$1.76	$151,729
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

NOTE 16 - SUBSEQUENT EVENTS
Vencer Acquisition
On October 3, 2023, the Company entered into a purchase and sale agreement (the “PSA”) with Vencer Energy, LLC (“Vencer”), pursuant to which the Company agreed to acquire from Vencer certain oil and gas properties, interests and related assets located in Glasscock, Martin, Midland, Reagan and Upton Counties, Texas (the “Assets”).
As consideration for the pending transactions contemplated by the PSA (the “Vencer Acquisition”, Vencer will receive an aggregate of $2.15 billion with the initial consideration payable at the closing of the transactions (the “Closing”) comprised of (i) $1.0 billion in cash, subject to certain customary purchase price adjustments set forth in the PSA (as adjusted, the “Cash Consideration”), and (ii) 7,289,515 shares of common stock, par value $0.01 per share, of the Company (the “Shares”) valued at approximately $600.0 million, subject to certain customary anti-dilution and purchase price adjustments (as adjusted, the “Stock Consideration”).
As further consideration for the Assets, the Company will pay to Vencer up to $550.0 million in cash on January 3, 2025 (the “Deferred Payment” and, together with the Cash Consideration and the Stock Consideration, as each may be adjusted, the “Purchase Price”). The Company has the option to increase the Cash Consideration payable at Closing and retire all or a portion of the Deferred Payment, in which event, the remaining Deferred Payment (if any) due on January 3, 2025, will be reduced as and to the extent provided in the PSA.
The obligations of the parties to complete the Vencer Acquisition are subject to the satisfaction or waiver of customary closing conditions set forth in the PSA. In connection with and upon execution of the PSA, the Company deposited with an escrow agent a cash deposit equal to 7.5% of the unadjusted Purchase Price, which deposit will be credited against the Purchase Price payable at closing, or returned to the Company if the closing does not occur for any reason other than as a result of a breach of the Company that results in certain closing conditions not to be satisfied (as further described in the PSA).
Fifth Amendment to the Credit Facility
In connection with the Company’s entry into the PSA, on October 6, 2023, the Company entered into an amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment amends the Credit Agreement to, among other things, permit the Company to incur, on or before January 31, 2024, an aggregate of up to $1.5 billion of indebtedness comprised of new senior unsecured notes, unsecured bridge facilities or a combination thereof, provided the proceeds therefrom are used to fund the Vencer Acquisition.
8.625% Senior Notes due 2030
On October 17, 2023, the Company issued $1.0 billion aggregate principal amount of 8.625% Senior Notes due 2030 (the “2030 Senior Notes”), at par, pursuant to an indenture (the “2030 Indenture”) among the Company, Computershare Trust Company, N.A., as trustee, and the guarantors party thereto. Upon issuance of the 2030 Senior Notes, the Company received net proceeds of $987.5 million after deducting fees of $12.5 million. The Company expects to use the net proceeds, together with cash on hand, to fund a portion of the cash purchase price for the Vencer Acquisition. Pending the potential use of the net proceeds to fund a portion of the consideration for the Vencer Acquisition, the Company has temporarily applied the net proceeds to repay outstanding borrowings under the Credit Facility.
The 2030 Senior Notes are subject to a special mandatory redemption such that if (i) the consummation of the Vencer Acquisition does not occur on or before January 31, 2024 or (ii) prior thereto, the Company notifies Computershare Trust Company, N.A. that it will not pursue the consummation of the Vencer Acquisition, it will be required to redeem all 2030 Senior Notes then outstanding (such redemption, the “Special Mandatory Redemption”) at a redemption price equal to 100% of the principal amount of the 2030 Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date of the Special Mandatory Redemption.
The 2030 Senior Notes will mature on November 1, 2030. Interest on the 2030 Senior Notes will accrue at the rate of 8.625% per annum and will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.

At any time prior to November 1, 2026, the Company may redeem all or part of the 2030 Senior Notes, in whole or in part, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) the “make-whole” premium at the redemption date, plus (iii) accrued and unpaid interest, if any. On or after November 1, 2026, the Company may redeem all or part of the 2030 Senior Notes at redemption prices (expressed as percentages of the principal amount redeemed) equal to (i) 104.313% for the twelve-month period beginning on November 1, 2026; (ii) 102.156% for the twelve-month period beginning on November 1, 2027; and (iii) 100.000% for the period beginning November 1, 2028 and at any time thereafter, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of the noteholders on the relevant record date to receive interest on the relevant interest payment date).
The Company may redeem up to 35% of the aggregate principal amount of the 2030 Senior Notes at any time prior to November 1, 2026 with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 108.625% of the principal amount of the 2030 Senior Notes redeemed, plus accrued and unpaid interest, if any, provided, however, that (i) at least 65.0% of the aggregate principal amount of 2030 Senior Notes originally issued on the issue date (but excluding 2030 Senior Notes held by the Company and its subsidiaries) remains outstanding immediately after the occurrence of such redemption (unless all such 2030 Senior Notes are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days after the date of the closing of such equity offering.
The 2030 Indenture contains covenants that limit, among other things, the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create liens securing indebtedness; pay dividends on or redeem or repurchase stock or subordinated debt; make specified types of investments and acquisitions; enter into or permit to exist contractual limits on the ability of the Company’s subsidiaries to pay dividends to the Company; enter into transactions with affiliates; and sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. The Company was in compliance with all covenants under the 2030 Indenture through the filing of this report. The 2030 Indenture also contain customary events of default.
The 2030 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s existing subsidiaries and are expected to be guaranteed by certain other future subsidiaries that may be required to guarantee the 2030 Senior Notes.

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
Executive Summary
We are an independent exploration and production company focused on the acquisition, development, and production of oil and associated liquids-rich natural gas primarily in the DJ Basin in Colorado and the Permian Basin in Texas and New Mexico. The Company’s primary objective is to maximize stockholder returns by responsibly developing our oil and natural gas resources. To achieve this, Civitas is guided by four foundational pillars that we believe add long-term, sustainable value. These pillars are: generate free cash flow, maintain a premier balance sheet, return free cash flow to stockholders, and demonstrate ESG leadership.
Financial and Operating Results
Our financial and operational results include:
•Crude oil equivalent sales volumes increased 33% for the three months ended September 30, 2023 when compared to the same period during 2022 primarily due to the Hibernia Acquisition and Tap Rock Acquisition;
•Lease operating expense per barrel of oil equivalent (“Boe”) increased by 57% for the three months ended September 30, 2023 when compared to the same period during 2022 primarily due to increased cost of operatorship in New Mexico as a result of the Tap Rock Acquisition;
•Cash dividends of $163.5 million, or $1.74 per share, declared and paid during the three months ended September 30, 2023;
•Share repurchases of 5.2 million shares of the Company’s common stock at a weighted average of $61.21 per share during the nine months ended September 30, 2023;
•Cash flows provided by operating activities for the nine months ended September 30, 2023 were $1.4 billion, as compared to $2.0 billion during the nine months ended September 30, 2022. Please refer to Liquidity and Capital Resources below for additional discussion; and
•Capital expenditures, inclusive of accruals, were $894.6 million during the nine months ended September 30, 2023, of which $28.7 million represents land and midstream capital expenditures.

Current Events and Outlook
Commodity prices continue to be impacted by various macro-economic factors influencing the balance of supply and demand. In 2022 and continuing into 2023, commodity prices have remained relatively strong, which has improved our earnings and ability to generate free cash flow. The strength in commodity prices has been primarily driven by increased demand resulting from the global recovery from the COVID-19 pandemic. Additionally, Russia’s invasion of Ukraine and related economic sanctions imposed on Russia, as well as OPEC+ restraining production growth, further augmented supply shortages, causing upward pressure on oil prices. An escalation of the Israel-Palestine conflict could also lead to further oil supply disruptions and create uncertainty.
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
The below graph depicts monthly average NYMEX WTI oil and NYMEX natural gas HH spot price over the periods ended September 30, 2023 and 2022.
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
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$841,393	$653,831	$187,562	29%
Natural gas sales(2)	80,112	215,853	(135,741)	(63)%
NGL sales	112,905	137,486	(24,581)	(18)%
Product revenue	$1,034,410	$1,007,170	$27,240	3%

Sales Volumes:
Crude oil (MBbls)	10,474.1	7,234.3	3,239.8	45%
Natural gas (MMcf)	37,379.8	29,192.8	8,187.0	28%
NGL (MBbls)	4,940.6	4,118.5	822.1	20%
Crude oil equivalent (MBoe)(3)	21,644.7	16,218.3	5,426.4	33%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$80.33	$90.38	$(10.05)	(11)%
Natural gas (per Mcf)	$2.14	$7.39	$(5.25)	(71)%
NGL (per Bbl)	$22.85	$33.38	$(10.53)	(32)%
Crude oil equivalent (per Boe)(3)	$47.79	$62.10	$(14.31)	(23)%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$77.24	$81.03	$(3.79)	(5)%
Natural gas (per Mcf)	$2.13	$5.11	$(2.98)	(58)%
NGL (per Bbl)	$22.85	$31.03	$(8.18)	(26)%
Crude oil equivalent (per Boe)(3)	$46.26	$53.23	$(6.97)	(13)%
_____________________________
(1)Crude oil sales excludes $0.3 million and $(0.3) million of oil transportation revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2023 and 2022, respectively.
(2)Natural gas sales excludes $1.2 million and $1.1 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the three months ended September 30, 2023 and 2022, respectively.
(3)Determined using the ratio of 6 thousand cubic feet (“Mcf”) of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the three months ended September 30, 2023, the derivative cash settlement loss for oil and natural gas was $32.4 million and $0.6 million, respectively. For the three months ended September 30, 2022, the derivative cash settlement loss for oil, natural gas, and NGL was $67.6 million, $66.6 million, and $9.7 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues increased by 3% to $1,034.4 million for the three months ended September 30, 2023 compared to $1,007.2 million for the three months ended September 30, 2022. The increase was primarily due to a 33% increase in crude oil equivalent sales volumes driven by the Hibernia Acquisition and Tap Rock Acquisition that closed on August 2, 2023, partially offset by a 23% decrease in oil equivalent pricing, excluding the impact of derivatives.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Three Months Ended September 30,
	2023	2022	Change	Percent Change
Operating Expenses:
Lease operating expense	$94,660	$45,063	$49,597	110%
Midstream operating expense	11,661	9,214	2,447	27%
Gathering, transportation, and processing	77,540	84,482	(6,942)	(8)%
Severance and ad valorem taxes	83,437	85,029	(1,592)	(2)%
Exploration	429	4,355	(3,926)	(90)%
Depreciation, depletion, and amortization	320,469	212,070	108,399	51%
Unused commitments	3,942	193	3,749	1,942%
Bad debt recovery	(24)	(11)	(13)	(118)%
Transaction costs	28,450	1,814	26,636	1,468%
General and administrative expense	36,154	37,296	(1,142)	(3)%
Operating expenses	$656,718	$479,505	$177,213	37%

Selected Costs ($ per Boe):
Lease operating expense	$4.37	$2.78	$1.59	57%
Midstream operating expense	0.54	0.57	(0.03)	(5)%
Gathering, transportation, and processing	3.58	5.21	(1.63)	(31)%
Severance and ad valorem taxes	3.85	5.24	(1.39)	(27)%
Exploration	0.02	0.27	(0.25)	(93)%
Depreciation, depletion, and amortization	14.81	13.08	1.73	13%
Unused commitments	0.18	0.01	0.17	1,700%
Transaction costs	1.31	0.11	1.20	1,091%
General and administrative expense	1.67	2.30	(0.63)	(27)%
Operating expenses	$30.33	$29.57	$0.76	3%
Lease operating expense.  Our lease operating expense increased $49.6 million, or 110%, to $94.7 million for the three months ended September 30, 2023 from $45.1 million for the three months ended September 30, 2022, and increased 57% on an equivalent basis per Boe. The increase in lease operating expense per Boe is primarily the result of the increased cost of operatorship in New Mexico as a result of the Tap Rock Acquisition as well as other increased costs associated with extreme seasonal weather.
Midstream operating expense. Our midstream operating expense increased $2.5 million, or 27%, to $11.7 million for the three months ended September 30, 2023 from $9.2 million for the three months ended September 30, 2022, and decreased 5% on an equivalent basis per Boe. Midstream operating expense increased due to increases in labor and compression costs. Conversely, midstream operating expense per Boe decreased period over period due to the incremental crude oil equivalent sales volumes associated with the Hibernia Acquisition and Tap Rock Acquisition with no associated midstream operating expense as no midstream assets were acquired in these transactions.
Gathering, transportation, and processing. Gathering, transportation, and processing expense decreased $7.0 million, or 8%, to $77.5 million for the three months ended September 30, 2023 from $84.5 million for the three months ended September 30, 2022, and decreased 31% on an equivalent basis per Boe. We are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have contributed to a decrease in gathering, transportation, and processing expense. Furthermore, gathering, transportation, and processing costs are incurred subsequent to the transfer of control for a significant portion of the midstream contracts assumed through the Hibernia Acquisition and Tap Rock Acquisition and are thereby recorded net within oil and natural gas sales. As a result, gathering, transportation, and processing expense per Boe decreased period over period.

Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased $1.6 million, or 2%, to $83.4 million for the three months ended September 30, 2023 from $85.0 million for the three months ended September 30, 2022, and decreased 27% on an equivalent basis per Boe. The decrease in severance and ad valorem taxes per Boe is primarily due to an increase in product revenues generated through the Hibernia Acquisition in the state of Texas, which generally levies lower severance and ad valorem tax rates relative to the states of Colorado and New Mexico.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $108.4 million, or 51%, to $320.5 million for the three months ended September 30, 2023 from $212.1 million for the three months ended September 30, 2022, and increased 13% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense per Boe is due to an increase in the depletion rate driven by an increase in the depletable property base in proportion to proved reserves.
Unused commitments. During the three months ended September 30, 2023 and 2022, we incurred $3.9 million and $0.2 million, respectively, in unused commitments primarily due to certain deficiency payments incurred under minimum volume natural gas and water commitments.
Transaction costs. During the three months ended September 30, 2023, we incurred $28.5 million in legal, advisor, and other costs associated with the Hibernia Acquisition and Tap Rock Acquisition. Please refer to Note 2 - Acquisitions and Divestitures under Part I, Item 1 of this report for additional discussion. During the three months ended September 30, 2022, we incurred $1.8 million in legal, advisor, and other costs associated with other acquisitions.
General and administrative expense. Our general and administrative expense decreased $1.1 million, or 3%, to $36.2 million for the three months ended September 30, 2023 from $37.3 million for the three months ended September 30, 2022, and decreased 27% on an equivalent basis per Boe. The decrease in general and administrative expense is primarily due to a decrease in charitable contributions.
Derivative gain (loss).  Our derivative loss for the three months ended September 30, 2023 was $150.7 million as compared to a gain of $9.3 million for the three months ended September 30, 2022. Our derivative loss for the three months ended September 30, 2023 is due to fair market value adjustments caused by increases in expected future market prices relative to our future contracted hedge prices and settlement losses caused by market prices being higher than our current contracted hedge prices at the time of settlement. Our derivative gain for the three months ended September 30, 2022 is due to fair market value adjustments caused by decreases in expected future market prices relative to our future contracted hedge prices and offset by settlement losses caused by market prices being higher than our current contracted hedge prices at the time of settlement. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the three months ended September 30, 2023 and 2022 was $76.5 million and $7.5 million, respectively. The increase in interest expense is attributable to the debt issued in conjunction with the financing of the Hibernia Acquisition and Tap Rock Acquisition. Average debt outstanding for the three months ended September 30, 2023 and 2022 was $3.5 billion and $400.0 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Senior Notes	$62,797	$5,000
Credit Facility	8,613	—
Commitment and letter of credit fees under the Credit Facility	1,473	1,329
Amortization of deferred financing costs	3,401	1,139
Finance lease	183	—
Total interest expense	$76,467	$7,468
Income tax expense. Our income tax expense for the three months ended September 30, 2023 and 2022 was $29.7 million and $136.3 million, resulting in an effective tax rate of 17.5% and 25.2% on pre-tax income, respectively. Our effective tax rate differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, and tax limitations on compensation of covered individuals. During the three months ended September 30, 2023, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Hibernia Acquisition and Tap Rock Acquisition. During the three months ended September 30, 2022, income tax expense was additionally impacted by changes in valuation allowances and other permanent differences including bargain purchase gain. Please refer to Note 12 - Income Taxes under Part I, Item 1 of this report for additional discussion.

The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change	Percent Change
Revenues (in thousands):
Crude oil sales(1)	$1,842,200	$1,981,015	$(138,815)	(7)%
Natural gas sales(2)	226,773	533,581	(306,808)	(57)%
NGL sales	279,117	459,899	(180,782)	(39)%
Product revenue	$2,348,090	$2,974,495	$(626,405)	(21)%

Sales Volumes:
Crude oil (MBbls)	24,612.9	20,666.2	3,946.7	19%
Natural gas (MMcf)	90,634.7	84,882.7	5,752.0	7%
NGL (MBbls)	12,062.3	11,660.8	401.5	3%
Crude oil equivalent (MBoe)(3)	51,781.0	46,474.1	5,306.9	11%

Average Sales Prices (before derivatives)(4):
Crude oil (per Bbl)	$74.85	$95.86	$(21.01)	(22)%
Natural gas (per Mcf)	$2.50	$6.29	$(3.79)	(60)%
NGL (per Bbl)	$23.14	$39.44	$(16.30)	(41)%
Crude oil equivalent (per Boe)(3)	$45.35	$64.00	$(18.65)	(29)%

Average Sales Prices (after derivatives)(4):
Crude oil (per Bbl)	$73.30	$80.98	$(7.68)	(9)%
Natural gas (per Mcf)	$2.43	$4.53	$(2.10)	(46)%
NGL (per Bbl)	$23.14	$36.43	$(13.29)	(36)%
Crude oil equivalent (per Boe)(3)	$44.48	$53.41	$(8.93)	(17)%
_____________________________
(1)Crude oil sales excludes $0.9 million and $0.3 million of oil transportation revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2023 and 2022, respectively.
(2)Natural gas sales excludes $3.5 million and $2.3 million of gas gathering revenues from third parties, which do not have associated sales volumes, for the nine months ended September 30, 2023 and 2022, respectively.
(3)Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.
(4)Derivatives economically hedge the price we receive for oil, natural gas, and NGL. For the nine months ended September 30, 2023, the derivative cash settlement loss for oil and natural gas was $38.0 million and $6.9 million, respectively. For the nine months ended September 30, 2022, the derivative cash settlement loss for oil, natural gas, and NGL was $307.6 million, $149.5 million, and $35.1 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional disclosures.
Product revenues decreased by 21% to $2.3 billion for the nine months ended September 30, 2023 compared to $3.0 billion for the nine months ended September 30, 2022. The decrease was primarily due to a 29%, decrease in oil equivalent pricing, excluding the impact of derivatives, partially offset by an 11% increase in crude oil equivalent sales volumes driven by the Hibernia Acquisition and Tap Rock Acquisition that closed on August 2, 2023.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Nine Months Ended September 30,
	2023	2022	Change	Percent Change
Operating Expenses:
Lease operating expense	$191,728	$122,959	$68,769	56%
Midstream operating expense	35,041	22,395	12,646	56%
Gathering, transportation, and processing	209,765	214,404	(4,639)	(2)%
Severance and ad valorem taxes	188,242	234,203	(45,961)	(20)%
Exploration	1,546	6,436	(4,890)	(76)%
Depreciation, depletion, and amortization	754,558	601,449	153,109	25%
Abandonment and impairment of unproved properties	—	17,975	(17,975)	(100)%
Unused commitments	4,696	2,700	1,996	74%
Bad debt expense (recovery)	559	(7)	566	8,086%
Transaction costs	60,077	23,766	36,311	153%
General and administrative expense	106,553	102,682	3,871	4%
Operating expenses	$1,552,765	$1,348,962	$203,803	15%

Selected Costs ($ per Boe):
Lease operating expense	$3.70	$2.65	$1.05	40%
Midstream operating expense	0.68	0.48	0.20	42%
Gathering, transportation, and processing	4.05	4.61	(0.56)	(12)%
Severance and ad valorem taxes	3.64	5.04	(1.40)	(28)%
Exploration	0.03	0.14	(0.11)	(79)%
Depreciation, depletion, and amortization	14.57	12.94	1.63	13%
Abandonment and impairment of unproved properties	—	0.39	(0.39)	(100)%
Unused commitments	0.09	0.06	0.03	50%
Bad debt expense (recovery)	0.01	—	0.01	100%
Transaction costs	1.16	0.51	0.65	127%
General and administrative expense	2.06	2.21	(0.15)	(7)%
Operating expenses	$29.99	$29.03	$0.96	3%
Lease operating expense.  Our lease operating expense increased $68.7 million, or 56%, to $191.7 million for the nine months ended September 30, 2023 from $123.0 million for the nine months ended September 30, 2022, and increased 40% on an equivalent basis per Boe. The increase in lease operating expense per Boe is primarily the result of the following: (i) the increased cost of operatorship in New Mexico as a result of the Tap Rock Acquisition, (ii) the impact of inflation in areas such as labor, power, and rentals, and (iii) extreme seasonal weather that created prolonged downtime and meaningfully higher costs to bring wells back online.
Midstream operating expense. Our midstream operating expense increased $12.6 million, or 56%, to $35.0 million for the nine months ended September 30, 2023 from $22.4 million for the nine months ended September 30, 2022, and increased 42% on an equivalent basis per Boe. Midstream operating expense increased due to increases in labor and compression costs.
Gathering, transportation, and processing. Gathering, transportation, and processing expense decreased $4.6 million, or 2%, to $209.8 million for the nine months ended September 30, 2023 from $214.4 million for the nine months ended September 30, 2022, and decreased 12% on an equivalent basis per Boe. We are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have contributed to a decrease in gathering, transportation, and processing expense. Furthermore, gathering, transportation, and processing costs are incurred subsequent to the transfer of control for a significant portion of the midstream contracts assumed through the Hibernia Acquisition and Tap Rock Acquisition and are thereby recorded net within oil and natural gas sales. As a result, gathering, transportation, and processing expense per Boe decreased period over period.

Severance and ad valorem taxes.  Our severance and ad valorem taxes decreased $46.0 million, or 20%, to $188.2 million for the nine months ended September 30, 2023 from $234.2 million for the nine months ended September 30, 2022, and decreased 28% on an equivalent basis per Boe. Severance and ad valorem taxes primarily correlate to revenues, which decreased by 21% for the nine months ended September 30, 2023 when compared to the same period in 2022. Additionally, the incremental decrease in severance and ad valorem taxes per Boe is primarily due to an increase in product revenues generated through the Hibernia Acquisition in the state of Texas, which generally levies lower severance and ad valorem tax rates relative to the states of Colorado and New Mexico.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense increased $153.1 million, or 25%, to $754.6 million for the nine months ended September 30, 2023 from $601.5 million for the nine months ended September 30, 2022, and increased 13% on an equivalent basis per Boe. The increase in depreciation, depletion, and amortization expense per Boe is due to an increase in the depletion rate driven by an increase in the depletable property base in proportion to proved reserves.
Abandonment and impairment of unproved properties. During the nine months ended September 30, 2022, we incurred $18.0 million in abandonment and impairment of unproved properties due to the Company’s assessment of its locations and replacement of non-core legacy locations with newly acquired locations. No abandonment and impairment of unproved properties was incurred during the nine months ended September 30, 2023.
Unused commitments. During the nine months ended September 30, 2023 and 2022, we incurred $4.7 million and $2.7 million, respectively, in unused commitments primarily due to certain deficiency payments incurred under minimum volume crude oil, natural gas, and water commitments.
Transaction costs. During the nine months ended September 30, 2023, we incurred $60.1 million in short-term financing fees as well as legal, advisor, and other costs associated with acquisitions. Please refer to Note 2 - Acquisitions and Divestitures under Part I, Item 1 of this report for additional discussion. During the nine months ended September 30, 2022, we incurred $23.8 million in legal, advisor, and other costs associated with the Bison Acquisition and other mergers that closed in the fourth quarter of 2021. Transaction costs include zero and $7.6 million of severance payments associated with merger and acquisition activity for the nine months ended September 30, 2023 and 2022, respectively.
General and administrative expense. Our general and administrative expense increased $3.9 million, or 4%, to $106.6 million for the nine months ended September 30, 2023 from $102.7 million for the nine months ended September 30, 2022, and decreased 7% on an equivalent basis per Boe. The increase in general and administrative expense is primarily due to an increase in headcount and an increase in professional services, partially offset by a decrease in charitable contributions. General and administrative expense per Boe decreased due to oil equivalent sales volumes being 11% higher during the nine months ended September 30, as compared to the same period in 2022.
Derivative loss.  Our derivative loss for the nine months ended September 30, 2023 and 2022 was $120.6 million and $358.9 million, respectively. Our derivative loss for the nine months ended September 30, 2023 is due to fair market value adjustments caused by increases in expected future market prices relative to our future contracted hedge prices and settlement losses caused by market prices being higher than our current contracted hedge prices at the time of settlement. Our derivative loss for the nine months ended September 30, 2022 is due to settlement losses caused by market prices being higher than our current contracted hedge prices at the time of settlement, partially offset by fair market value adjustments caused by decreases in expected future market prices relative to our future contracted hedge prices. Please refer to Note 9 - Derivatives under Part I, Item 1 of this report for additional discussion.
Interest expense.  Our interest expense for the nine months ended September 30, 2023 and 2022 was $92.7 million and $24.7 million, respectively. The increase in interest expense is attributable to the debt issued in conjunction with the financing of the Hibernia Acquisition and Tap Rock Acquisition. Average debt outstanding for the nine months ended September 30, 2023 and 2022 was $2.3 billion and $447.4 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Senior Notes	$74,081	$17,521
Credit Facility	8,613	116
Commitment and letter of credit fees under the Credit Facility	4,086	3,694
Amortization of deferred financing costs	5,706	3,319
Finance lease	183	—
Total interest expense	$92,669	$24,650

Income tax expense. Our income tax expense for the nine months ended September 30, 2023 and 2022 was $139.1 million and $312.2 million, resulting in an effective tax rate of 22.4% and 24.4% on pre-tax income, respectively. Our effective tax rate differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, and tax limitations on compensation of covered individuals. During the nine months ended September 30, 2023, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Hibernia Acquisition and Tap Rock Acquisition. During the nine months ended September 30, 2022, income tax expense was additionally impacted by changes in valuation allowances and other permanent differences including bargain purchase gain. Please refer to Note 12 - Income Taxes under Part I, Item 1 of this report for additional discussion.
Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash flows from operating activities, available borrowing capacity under the Credit Facility, potential proceeds from equity and/or debt capital markets transactions, potential proceeds from sales of assets, and other sources. We may use our available liquidity for operating activities, working capital requirements, capital expenditures, acquisitions, debt reduction, the return of capital to stockholders, and for general corporate purposes.
Our primary source of cash flows from operating activities is the sale of oil, natural gas, and NGL. As such, our cash flows are subject to significant volatility due to changes in commodity prices, as well as variations in our production volumes. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, the impact of inflation and monetary policy, weather, product distribution, refining and processing capacity, regulatory constraints, and other supply chain dynamics, among other factors.
As of September 30, 2023, our liquidity was $1.3 billion, consisting of cash on hand of $95.3 million and $1.2 billion of available borrowing capacity on our Credit Facility. Borrowing capacity under the Credit Facility is primarily based on the value assigned to the proved reserves attributable to our oil and natural gas interests. On August 2, 2023, the Company closed the Hibernia Acquisition and Tap Rock Acquisition and simultaneously entered into an amendment to the Credit Facility that increased our aggregate elected commitments from $1.0 billion to $1.85 billion and increased the borrowing base from $1.85 billion to $3.0 billion. As of the date of filing of this report, the available borrowing capacity on our Credit Facility was $1.8 billion. The next scheduled borrowing base redetermination date is set to occur in May 2024.
The Credit Facility contains customary representations and various affirmative and negative covenants as well as certain financial covenants, including (a) a maximum ratio of the Company’s consolidated indebtedness to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1.00 and (b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1.00. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2023, and through the filing of this report. Please refer to Note 5 - Long-Term Debt and Note 16 - Subsequent Events under Part I, Item 1 of this report for additional information.
Our material short-term cash requirements include: the Vencer Acquisition, operating activities, working capital requirements, capital expenditures, commodity derivative liabilities, dividends, debt interest payments, and payments of contractual obligations. Our material long-term cash requirements from various contractual and other obligations include: debt obligations and related interest payments, firm transportation and minimum volume agreements, taxes, asset retirement obligations, and leases. Please refer to Part I, Item 1 for additional information. Our future capital requirements, both near-term and long-term, will depend on many factors, including, but not limited to, commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of oil and gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments, and other factors. We regularly consider which resources, including debt and equity financings, are available to meet our future financial obligations, planned capital expenditures, and liquidity requirements.

Funding for these requirements may be provided by any combination of the sources of liquidity outlined above. We expect our 2023 capital program to be funded by cash flows from operations. Although we cannot provide any assurance, based on our projected cash flows from operations, our cash on hand, and available borrowing capacity on our Credit Facility, we believe that we will have sufficient capital available to fund these requirements through the 12-month period following the filing of this report, and based on current expectations, the long-term.

The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$1,395,572	$1,964,863
Net cash used in investing activities	(4,496,863)	(1,046,584)
Net cash provided by (used in) financing activities	2,428,585	(490,595)
Cash, cash equivalents, and restricted cash	95,428	682,240
Acquisition of oil and natural gas properties, net of cash acquired	(3,711,466)	(330,459)
Exploration and development of oil and natural gas properties	(782,119)	(708,958)
Cash flows provided by operating activities
Net cash provided by operating activities decreased by $569.3 million to $1.4 billion for the nine months ended September 30, 2023 as compared to $2.0 billion for the nine months ended September 30, 2022, which was primarily attributable to decreases in oil equivalent pricing. See Results of Operations above for more information on other factors driving these changes.
Cash flows used in investing activities
Net cash used in investing activities of $4.5 billion for the nine months ended September 30, 2023 was primarily the result of the acquisitions of oil and natural gas properties, net of cash acquired of $3.7 billion and the exploration and development of oil and natural gas properties of $782.1 million.
Net cash used in investing activities of $1.0 billion for the nine months ended September 30, 2022 was primarily the result of the exploration and development of oil and natural gas properties of $709.0 million and the acquisitions of oil and natural gas properties, net of cash acquired of $330.5 million.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities of $2.4 billion for the nine months ended September 30, 2023 was primarily due to proceeds from the issuance of the 2028 Senior Notes and 2031 Senior Notes of $2.7 billion, net borrowings on the Credit Facility of $650 million, partially offset by dividends paid of $511.0 million, the repurchase and retirement of common stock of $320.4 million, the payment of deferred financing costs of $42.9 million, and the payment of employee tax withholdings in exchange for the return of common stock of $13.3 million.
Net cash used in financing activities of $490.6 million for the nine months ended September 30, 2022 was primarily the result of dividends paid of $370.6 million, the optional redemption of the 7.5% Senior Notes due 2026 principal of $100.0 million, and the payment of employee tax withholdings in exchange for the return of common stock of $19.1 million.
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

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of adjusted EBITDAX (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$139,672	$405,752	$481,420	$966,212
Deferred revenue recognized(1)	(750)	—	(750)	—
Exploration	429	4,355	1,546	6,436
Depreciation, depletion and amortization	320,469	212,070	754,558	601,449
Abandonment and impairment of unproved properties	—	—	—	17,975
Unused commitments	3,942	193	4,696	2,700
Transaction costs	28,450	1,814	60,077	23,766
Stock-based compensation(2)	8,302	10,244	25,577	24,469
Non-recurring general and administrative expense	—	5,481	—	11,816
Derivative (gain) loss	150,661	(9,281)	120,574	358,862
Derivative cash settlements loss	(33,022)	(143,911)	(44,907)	(492,120)
Interest expense	76,467	7,468	92,669	24,650
Interest income(3)	(15,365)	—	(28,172)	—
(Gain) loss on property transactions, net	—	938	254	(15,859)
Income tax expense	29,686	136,338	139,138	312,163
Adjusted EBITDAX	$708,941	$631,461	$1,606,680	$1,842,519
_________________________
(1)Included as a portion of oil and natural gas sales revenue in the accompanying statements of operations.
(2)Included as a portion of general and administrative expense in the accompanying statements of operations.
(3)Included as a portion of other income in the accompanying statements of operations.
Reconciliation of Free Cash Flow to Cash Provided by Operating Activities
Free cash flow is a supplemental non-GAAP financial measure that is calculated as net cash provided by operating activities before changes in operating assets and liabilities and less exploration and development of oil and natural gas properties, changes in working capital related to capital expenditures, and purchases of carbon offsets. We believe that free cash flow provides additional information that may be useful to investors in evaluating our ability to generate cash from our existing oil and natural gas assets to fund future exploration and development activities and to return cash to stockholders. Free cash flow is a supplemental measure of liquidity and should not be viewed as a substitute for cash flows from operations because it excludes certain required cash expenditures.

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of free cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$519,542	$710,095	$1,395,572	$1,964,863
Add back: changes in operating assets and liabilities, net	118,237	(118,771)	86,173	(260,588)
Cash flow from operations before changes in operating assets and liabilities	637,779	591,324	1,481,745	1,704,275
Less: exploration and development of oil and natural gas properties	(263,170)	(241,772)	(782,119)	(708,958)
Less: changes in working capital related to capital expenditures	(168,799)	2,699	(112,454)	33
Less: purchases of carbon offsets	(213)	—	(5,864)	(7,196)
Free cash flow	$205,597	$352,251	$581,308	$988,154
New Accounting Pronouncements
Please refer to Note 1 - Summary of Significant Accounting Policies, Basis of Presentation under Part I, Item 1 of this report and Note 2 - Basis of Presentation in the 2022 Form 10-K for any recently issued or adopted accounting standards.
Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2022 Form 10-K. During the three months ended September 30, 2023, there were no significant changes in the application of critical accounting policies.
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
Interest Rates
As of September 30, 2023 and on the filing date of this report, we had $650.0 million and zero, respectively, outstanding on our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an

Alternate Base Rate or Secured Overnight Financing Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of September 30, 2023 and through the filing date of this report, the Company was in compliance with all financial and non-financial covenants under the Credit Facility.
Counterparty and Customer Credit Risk
In connection with our derivative activities, we have exposure to financial institutions in the form of derivative transactions. As of September 30, 2023 and on the filing date of this report, our derivative contracts have been executed with 15 and 15 counterparties, respectively, all of which are members of the Credit Facility lender group and have investment grade credit ratings. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table provides information about our purchases of our common stock during the three months ended September 30, 2023:

	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar value that May Yet be Purchased Plans or Programs (in thousands)(1)
July 1, 2023 - July 31, 2023	741	$70.98	—	$479,810
August 1, 2023 - August 31, 2023	7,887	76.05	—	479,810
September 1, 2023 - September 30, 2023	155	83.30	—	479,810
Total	8,783	$75.75	—	$479,810
_________________________
(1)In February 2023, we announced that the Board provided authorization for the stock repurchase program pursuant to which we may, from time to time and through December 31, 2024, acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with the Rule 10b5-1 of the Exchange Act in an amount not to exceed $1.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. In June 2023, commensurate with the announcement of the Hibernia Acquisition and Tap Rock Acquisition, the Board reduced the amount of stock authorized for repurchase by the Company under the stock repurchase program from $1.0 billion to $500.0 million. The stock repurchase program does not require any specific number of shares to be acquired and can be modified or discontinued by the Board at any time.
(2)Purchases outside of the stock repurchase program represent shares received by the Company from officers, former officers, executives, and employees for the payment of personal income tax withholding obligations upon the vesting of restricted stock awards.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1*
Membership Interest Purchase Agreement, dated as of June 19, 2023, by and among Hibernia Energy III Holdings, LLC and Hibernia Energy III-B Holdings, LLC, as sellers, and Civitas Resources, Inc., as purchaser (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 20, 2023)

2.2*
Membership Interest Purchase Agreement, dated as of June 19, 2023, by and among Tap Rock Resources Legacy, LLC, Tap Rock Resources Intermediate, LLC, Tap Rock Resources II Legacy, LLC, Tap Rock Resources II Intermediate, LLC, Tap Rock NM10 Legacy Holdings, LLC and Tap Rock NM10 Holdings Intermediate, LLC, as sellers, solely in its capacity as Sellers’ Representative, Tap Rock Resources Legacy, LLC, solely for the limited purposes set forth therein, Tap Rock Resources, LLC, and Civitas Resources, Inc., as purchaser (incorporated by reference to Exhibit 10.2 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 20, 2023)

2.3*†
First Amendment to Membership Interest Purchase Agreement, dated August 1, 2023, by and among Tap Rock Resources Legacy, LLC, Tap Rock Resources Intermediate, LLC, Tap Rock Resources II Legacy, LLC, Tap Rock Resources II Intermediate, LLC, Tap Rock NM10 Legacy Holdings, LLC and Tap Rock NM10 Holdings Intermediate, LLC, as sellers, Tap Rock Resources Legacy, LLC, solely for the limited purposes set forth therein, Tap Rock Resources, LLC, and Tap Rock Resources Legacy, LLC and Civitas Resources, Inc., as purchaser

2.4†
Second Amendment to Membership Interest Purchase Agreement, dated October 31, 2023, by and among Tap Rock Resources Legacy, LLC, Tap Rock Resources Intermediate, LLC, Tap Rock Resources II Legacy, LLC, Tap Rock Resources II Intermediate, LLC, Tap Rock NM10 Legacy Holdings, LLC and Tap Rock NM10 Holdings Intermediate, LLC, as sellers, Tap Rock Resources Legacy, LLC, solely for the limited purposes set forth therein, Tap Rock Resources, LLC, and Tap Rock Resources Legacy, LLC and Civitas Resources, Inc., as purchaser

2.5*
Purchase and Sale Agreement, dated as of October 3, 2023, by and among Vencer Energy, LLC, as seller, and Civitas Resources, Inc., as buyer (incorporated by reference to Exhibit 2.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on October 4, 2022)

3.1	Fourth Amended and Restated Certificate of Incorporation of Civitas Resources, Inc.
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

4.1†	First Supplemental Indenture, dated August 2, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee
4.2†	First Supplemental Indenture, dated August 2, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee
4.3†	Third Supplemental Indenture, dated August 2, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee
4.4
Indenture, dated October 17, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee, pursuant to which the 2030 Senior Notes were issued (incorporated by reference to Exhibit 4.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on October 18, 2023)

10.1
Registration Rights Agreement, dated as of August 2, 2023, by and between Civitas Resources, Inc. and the persons identified on Schedule I thereto (incorporated by reference to Exhibit 10.2 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on August 2, 2023)

10.2
Fourth Amendment to Amended and Restated Credit Agreement, dated August 2, 2023, among Civitas Resources, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent. (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on August 2, 2023)

10.3
Fifth Amendment to Amended and Restated Credit Agreement, dated October 6, 2023, among Civitas Resources, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on October 10, 2023)

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

CIVITAS RESOURCES, INC.

Date:	November 7, 2023	By:	/s/ Chris Doyle
Chris Doyle
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer (principal financial officer)

		By:	/s/ Sandi K. Garbiso
Sandi K. Garbiso
Chief Accounting Officer and Treasurer (chief accounting officer)