Form 10-Q
period 2024-03-31
CIVITAS RESOURCES, INC.
filed 2024-05-02
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of April 26, 2024, the registrant had 100,091,389 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains various statements, including those that express belief, expectation or intention, as well as those that are not statements of historic fact, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” “plan,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
•crude oil, natural gas, and natural gas liquids (“NGL”) prices and factors affecting the volatility of such prices;
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
•our ability to replace crude oil and natural gas reserves;
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”);
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
•the effects of disruption of our operations or excess supply of crude oil and natural gas and other effects of world health events, and the actions by certain crude oil and natural gas producing countries, including Russia;
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
•competition in the crude oil and natural gas industry;
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
•pandemics and other public health epidemics;
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. We disclose other important factors that could cause our actual results to differ materially from our expectations under “Part I, Item 1A. Risk Factors” and elsewhere in our 2023 Form 10-K, which may be updated by in subsequent Quarterly Reports on Form 10-Q and other documents we file with the Securities and Exchange Commission (the “SEC”). These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$52,070	$1,124,797
Accounts receivable, net:
Crude oil and natural gas sales	601,991	505,961
Joint interest and other	228,004	247,228
Derivative assets	10,602	35,192
Deposits for acquisitions	—	163,164
Prepaid expenses and other	62,268	68,070
Total current assets	954,935	2,144,412
Property and equipment (successful efforts method):
Proved properties	14,973,145	12,738,568
Less: accumulated depreciation, depletion, and amortization	(2,751,356)	(2,339,541)
Total proved properties, net	12,221,789	10,399,027
Unproved properties	957,403	821,939
Wells in progress	759,657	536,858
Other property and equipment, net of accumulated depreciation of $9,861 in 2024 and $9,808 in 2023	57,095	62,392
Total property and equipment, net	13,995,944	11,820,216
Derivative assets	254	8,233
Other noncurrent assets	132,890	124,458
Total assets	$15,084,023	$14,097,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$659,848	$565,708
Production taxes payable	411,069	421,045
Crude oil and natural gas revenue distribution payable	814,552	766,123
Derivative liability	80,614	18,096
Deferred acquisition consideration	525,627	—
Other liabilities	87,986	80,915
Total current liabilities	2,579,696	1,851,887
Long-term liabilities:
Long-term debt	4,437,624	4,785,732
Ad valorem taxes	376,261	307,924
Derivative liability	5,690	—
Deferred income tax liabilities, net	594,775	564,781
Asset retirement obligations	336,560	305,716
Other long-term liabilities	118,489	99,958
Total liabilities	8,449,095	7,915,998
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 100,084,095 and 93,774,901 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5,067	5,004
Additional paid-in capital	5,402,979	4,964,450
Retained earnings	1,226,882	1,211,867
Total stockholders’ equity	6,634,928	6,181,321
Total liabilities and stockholders’ equity	$15,084,023	$14,097,319
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating net revenues:
Crude oil, natural gas, and NGL sales	$1,327,756	$654,841
Other operating income	1,447	1,181
Total operating net revenues	1,329,203	656,022
Operating expenses:
Lease operating expense	131,465	45,838
Midstream operating expense	13,561	10,061
Gathering, transportation, and processing	88,901	67,352
Severance and ad valorem taxes	101,906	52,362
Exploration	11,534	571
Depreciation, depletion, and amortization	466,840	201,303
Transaction costs	22,720	482
General and administrative expense (including $11,199 and $7,380, respectively, of stock-based compensation)	57,878	36,858
Other operating expense	7,566	138
Total operating expenses	902,371	414,965
Other income (expense):
Derivative gain (loss), net	(109,680)	25,160
Interest expense	(109,786)	(7,449)
Loss on property transactions, net	(1,430)	(241)
Other income	4,904	9,023
Total other income (expense)	(215,992)	26,493
Income from operations before income taxes	210,840	267,550
Income tax expense	(35,019)	(65,089)
Net income	$175,821	$202,461

Earnings per common share:
Basic	$1.75	$2.48
Diluted	$1.74	$2.46
Weighted-average common shares outstanding:
Basic	100,546	81,719
Diluted	101,293	82,430
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2023	93,774,901	$5,004	$4,964,450	$1,211,867	$6,181,321
Issuance pursuant to acquisition	7,181,527	72	488,846	—	488,918
Restricted common stock issued	255,442	2	—	—	2
Stock used for tax withholdings	(99,307)	(1)	(7,069)	—	(7,070)
Common stock repurchased and retired	(1,028,468)	(10)	(54,447)	(12,479)	(66,936)
Stock-based compensation	—	—	11,199	—	11,199
Cash dividends, $1.45 per share	—	—	—	(148,327)	(148,327)
Net income	—	—	—	175,821	175,821
Balances, March 31, 2024	100,084,095	$5,067	$5,402,979	$1,226,882	$6,634,928

Balances, December 31, 2022	85,120,287	$4,918	$4,211,197	$1,157,804	$5,373,919
Restricted common stock issued	112,052	—	—	—	—
Stock used for tax withholdings	(30,111)	—	(2,118)	—	(2,118)
Exercise of stock options	13,352	—	440	—	440
Common stock repurchased and retired	(4,918,032)	(49)	(243,312)	(60,094)	(303,455)
Stock-based compensation	—	—	7,380	—	7,380
Cash dividends, $2.15 per share	—	—	—	(176,878)	(176,878)
Net income	—	—	—	202,461	202,461
Balances, March 31, 2023	80,297,548	$4,869	$3,973,587	$1,123,293	$5,101,749
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$175,821	$202,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	466,840	201,303
Stock-based compensation	11,199	7,380
Derivative (gain) loss, net	109,680	(25,160)
Derivative cash settlement loss, net	(11,155)	(10,550)
Amortization of deferred financing costs and deferred acquisition consideration	12,345	1,150
Loss on property transactions, net	1,430	241
Deferred income tax expense	29,994	45,953
Other, net	(1,035)	(8)
Changes in operating assets and liabilities, net	17,433	116,079
Net cash provided by operating activities	812,552	538,849
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(833,902)	—
Acquisitions of crude oil and natural gas properties	—	(30,824)
Capital expenditures for drilling and completion activities and other fixed assets	(571,577)	(250,389)
Proceeds from property transactions	92,862	5,700
Other, net	—	(94)
Net cash used in investing activities	(1,312,617)	(275,607)
Cash flows from financing activities:
Proceeds from credit facility	300,000	—
Payments to credit facility	(650,000)	—
Payment of deferred financing costs and deferred acquisition consideration	(1,368)	—
Dividends paid	(148,439)	(173,376)
Common stock repurchased and retired	(66,936)	(300,107)
Proceeds from exercise of stock options	—	440
Payment of employee tax withholdings in exchange for the return of common stock	(7,070)	(2,118)
Principal payments on finance lease obligations	(763)	—
Net cash used in financing activities	(574,576)	(475,161)
Net change in cash, cash equivalents, and restricted cash	(1,074,641)	(211,919)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	1,126,815	768,134
End of period(1)	$52,174	$556,215
(1) Includes $2.0 million of restricted cash and consists of $1.9 million of interest earned on cash held in escrow that is presented in deposits for acquisitions within the accompanying unaudited condensed consolidated balance sheets (“balance sheets”) for the period ended December 31, 2023 and $0.1 million of funds for road maintenance and repairs that is presented in other noncurrent assets within the accompanying balance sheets for all periods presented.

Please refer to Note 2 - Acquisitions and Divestitures and Note 13 - Supplemental Disclosures of Cash Flow Information for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Civitas and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. All significant intercompany balances and transactions have been eliminated in consolidation.
The December 31, 2023 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our 2023 Form 10-K, but does not include all disclosures, including notes required by GAAP. As such, this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our 2023 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, we evaluated events subsequent to the balance sheet date of March 31, 2024 through the filing date of this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year or any other future period. Additionally, certain insignificant prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements. Such reclassifications did not have a material impact on prior period consolidated financial statements.
Significant Accounting Policies
The significant accounting policies followed by us are set forth in Note 1 - Summary of Significant Accounting Policies in the 2023 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recently Issued and Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 was issued to improve the disclosures about a public entity’s reportable segments and to provide additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied on a retrospective basis to all prior periods presented in the financial statements. We are within the scope of this ASU and are evaluating the impact of this ASU on our consolidated financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance income tax disclosures by requiring disclosure of items such as the disaggregation of the income tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. ASU 2023-07 should be applied on a prospective basis, and retrospective application is permitted. We are evaluating the impact that ASC 2023-09 will have on the consolidated financial statements and our plan for adoption, including the adoption date and transition method.
In March 2024, the SEC adopted rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including disclosure of boards of directors’ oversight and risk management activities, the material impacts of these risks to us and the quantification of material impacts to us as a result of severe weather events and other natural conditions. The rules also require disclosure of material greenhouse gas emissions and any material climate-related targets and goals. The new rules were to be effective for annual reporting periods beginning in fiscal year 2025, except for the greenhouse gas emissions disclosures which were to be effective for annual reporting periods beginning in fiscal year 2026, though the new rules were voluntarily stayed by the SEC on April 4, 2024 pending completion of the judicial review of consolidated challenges to the new rules by the Court of Appeals for the Eighth Circuit. We are currently evaluating the impact of these new rules.
As of the filing of this Quarterly Report, we have not elected to early adopt ASU 2023-07 or ASU 2023-09. There are no other accounting standards applicable that would have a material effect on our financial statements and disclosures that have been issued but not yet adopted as of March 31, 2024, and through the filing date of this Quarterly Report on Form 10-Q.
NOTE 2 - ACQUISITIONS AND DIVESTITURES
All mergers and acquisitions disclosed below are accounted for under the acquisition method of accounting for business combinations under ASC Topic 805, Business Combinations. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The fair value measurements of assets acquired, and liabilities assumed were based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties were measured using valuation techniques that converted future cash flows to a single discounted amount. Significant inputs to the valuation of the crude oil and natural gas properties included estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, reserve adjustment factors, and a market-based weighted-average cost of capital. These inputs required significant judgments and estimates by management at the time of the valuation.
Vencer Acquisition
On January 2, 2024, we completed the acquisition of certain oil and gas assets with Vencer Energy, LLC (“Vencer”) for adjusted aggregate consideration of approximately $2.0 billion, inclusive of customary post-closing adjustments and $550 million in cash to be paid on or before January 3, 2025 (the “Vencer Acquisition”). In connection with and upon execution of the Vencer Purchase and Sale Agreement, we deposited cash of $161.3 million with an escrow agent. This deposit, along with interest accrued thereon, was credited against the cash payable at closing.The following tables present the consideration transferred and preliminary purchase price allocation of the assets acquired and the liabilities assumed in the Vencer Acquisition:

Consideration (in thousands, except per share amount)
Cash consideration	$1,000,000
Deferred acquisition consideration(1)(3)	$532,284

Shares of common stock issued	7,181,527
Closing price per share(2)	$68.08
Equity consideration(3)	$488,918

Total consideration	$2,021,202
_______________________
(1)Based on discounted fixed and determinable future payments of cash.
(2)Based on the closing stock price of Civitas common stock on January 2, 2024.
(3)Amounts represent non-cash investing and financing activities.

Preliminary Purchase Price Allocation (in thousands)
Assets Acquired
Proved properties	$1,853,288
Unproved properties	231,548
Other property and equipment	666
Right-of-use assets	4,049
Total assets acquired	$2,089,551

Liabilities Assumed
Crude oil and natural gas revenue distribution payable	$24,143
Asset retirement obligations	40,157
Lease liability	4,049
Total liabilities assumed	68,349
Net assets acquired	$2,021,202
The purchase price allocation for the Vencer Acquisition is preliminary, and we continue to assess the fair values of certain of the Vencer assets acquired and liabilities assumed. We expect to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
Hibernia Acquisition
On August 2, 2023, we acquired all of the issued and outstanding equity ownership interests of Hibernia Energy III, LLC (“HE3”) and Hibernia Energy III-B, LLC (“HE3-B”, and together with HE3, “Hibernia”) for aggregate consideration of approximately $2.2 billion in cash, inclusive of customary post-closing adjustments (the “Hibernia Acquisition”). The following table presents the preliminary purchase price allocation of the assets acquired and the liabilities assumed in the Hibernia Acquisition:

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

Through March 31, 2024, there have been immaterial adjustments made to the allocation presented in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 7, 2023. The purchase price allocation for the Hibernia Acquisition is preliminary, and we continue to assess the fair values of certain of the Hibernia assets acquired and liabilities assumed. We expect to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
Tap Rock Acquisition
On August 2, 2023, we acquired all of the issued and outstanding equity ownership interests of Tap Rock AcquisitionCo, LLC (“Tap Rock AcquisitionCo”), Tap Rock Resources II, LLC (“Tap Rock Resources II”), and Tap Rock NM10 Holdings, LLC (“Tap Rock NM10” and, together with Tap Rock AcquisitionCo and Tap Rock NM10, “Tap Rock”) for aggregate consideration of approximately $2.5 billion, inclusive of customary post-closing adjustments (the “Tap Rock Acquisition”). The following tables present the consideration transferred and preliminary purchase price allocation of the assets acquired and the liabilities assumed in the Tap Rock Acquisition:

Consideration (in thousands, except per share amount)
Cash consideration	$1,502,880

Shares of common stock issued	13,538,472
Closing price per share(1)	$73.14
Equity consideration	$990,204

Total consideration	$2,493,084
_______________________
(1)Based on the closing stock price of Civitas common stock on August 2, 2023.

Preliminary Purchase Price Allocation (in thousands)
Assets Acquired
Cash and cash equivalents	$6,543
Accounts receivable - crude oil and natural gas sales	106,255
Accounts receivable - joint interest and other	31,300
Prepaid expenses and other	17,930
Proved properties	2,330,485
Unproved properties	298,859
Other property and equipment	12,827
Right-of-use assets	626
Total assets acquired	$2,804,825

Liabilities Assumed
Accounts payable and accrued expenses	$150,138
Production taxes payable	9,692
Crude oil and natural gas revenue distribution payable	68,094
Ad valorem taxes	1,407
Asset retirement obligations	31,518
Lease liability	626
Deferred revenue	50,266
Total liabilities assumed	311,741
Net assets acquired	$2,493,084
Through March 31, 2024, there have been immaterial adjustments made to the allocation presented in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 7, 2023. The purchase price allocation for the Tap Rock Acquisition is preliminary, and we continue to assess the fair values of certain of the Tap Rock assets acquired and liabilities assumed. We expect to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
Revenue and earnings of the acquiree
The results of operations for the Vencer Acquisition since the closing date have been included on our unaudited condensed consolidated financial statements for the three months ended March 31, 2024. The amount of revenue of Vencer included in our accompanying unaudited condensed consolidated statements of operations (“statements of operations”) was approximately $198.2 million during the three months ended March 31, 2024. We determined that disclosing the amount of Vencer-related net income included in the accompanying statements of operations is impracticable as the operations from the acquisition was integrated into our operations from the date of the acquisition.

Supplemental pro forma financial information
The results of operations for the Vencer Acquisition, Hibernia Acquisition, and Tap Rock Acquisition since their respective closing dates have been included in our unaudited condensed consolidated financial statements and therefore do not require pro forma disclosure for the three months ended March 31, 2024. The following unaudited pro forma financial information (in thousands, except per share amounts) represents a summary of the consolidated results of operations for the three months ended March 31, 2023, assuming the Vencer Acquisition had been completed as of January 1, 2023 and the Hibernia Acquisition and Tap Rock Acquisition had been completed as of January 1, 2022. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the Vencer Acquisition, Hibernia Acquisition, and Tap Rock Acquisition had been effective as of those dates, or of future results, and includes certain nonrecurring pro forma adjustments that were directly related to these business combinations.

Three Months Ended March 31,
2023
Total revenue	$1,234,007
Net income	329,254
Earnings per common share - basic	$3.21
Earnings per common share - diluted	3.19
Transaction costs
Transaction costs related to the aforementioned acquisitions are accounted for separately from the assets acquired and liabilities assumed and are included in transaction costs in the accompanying statements of operations. We incurred transaction costs of $22.7 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively.
NOTE 3 - REVENUE RECOGNITION
Crude oil, natural gas, and NGL sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream and operating region is disaggregated below (in thousands):

	Three Months Ended March 31,
Sales by Commodity and Operating Region	2024	2023
Crude oil
DJ Basin	$491,047	$460,071
Permian Basin	584,547	—
Total	1,075,594	460,071
Natural gas
DJ Basin	74,165	102,677
Permian Basin	12,827	—
Total	86,992	102,677
NGL
DJ Basin	82,305	92,093
Permian Basin	82,865	—
Total	165,170	92,093
Crude oil, natural gas, and NGL
DJ Basin	647,517	654,841
Permian Basin	680,239	—
Total	$1,327,756	$654,841
For the three months ended March 31, 2024 and 2023, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant. As of March 31, 2024 and December 31, 2023, our receivables from contracts with customers were $602.0 million and $506.0 million, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable trade	$108,150	$55,750
Accrued drilling and completion costs	227,475	149,520
Accrued crude oil and natural gas operating expense	167,414	149,483
Accrued general and administrative expense	20,876	30,095
Accrued transaction costs	3,462	8,796
Accrued interest expense	108,198	141,401
Other accrued expenses	24,273	30,663
Total accounts payable and accrued expenses	$659,848	$565,708

NOTE 5 - LONG-TERM DEBT
Long-term debt, net of unamortized discounts and deferred financing costs, consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Outstanding principal balances on Senior Notes:
2026 Senior Notes (5.000%)	$400,000	$400,000
2028 Senior Notes (8.375%)	1,350,000	1,350,000
2030 Senior Notes (8.625%)	1,000,000	1,000,000
2031 Senior Notes (8.750%)	1,350,000	1,350,000
Outstanding principal balances on Senior Notes, gross	4,100,000	4,100,000
Less: unamortized discount and deferred financing costs	(62,376)	(64,268)
Outstanding principal balances on Senior Notes, net	4,037,624	4,035,732
Outstanding balance on Credit Facility	400,000	750,000
Long-term debt	4,437,624	4,785,732
Deferred acquisition consideration	525,627	—
Total debt	$4,963,251	$4,785,732
Senior Notes
The table below summarizes the face values, interest rates, maturity dates, semi-annual interest payment dates related to our outstanding senior note obligations as of March 31, 2024 (in thousands):

	Interest Rate	Interest Payment Dates	Principal Amount	Maturity Date
2026 Senior Notes	5.000%	April 15, October 15	$400,000	November 1, 2026
2028 Senior Notes	8.375%	January 1, July 1	1,350,000	July 1, 2028
2030 Senior Notes	8.625%	May 1, November 1	1,000,000	November 1, 2030
2031 Senior Notes	8.750%	January 1, July 1	1,350,000	July 1, 2031
The 2026 Senior Notes, 2028 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, (collectively, the “Senior Notes”) are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and any future unsecured senior debt and are senior in right of payment to any future subordinated debt. The Company may redeem some or all of its Senior Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing subsidiaries and are expected to be guaranteed by certain other future subsidiaries that may be required to guarantee the Senior Notes.
The indentures governing the Senior Notes contain covenants that limit, among other things, our ability and the ability of our subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) create liens securing indebtedness; (iii) pay dividends on or redeem or repurchase stock or subordinated debt; (iv) make specified types of investments and acquisitions; (v) enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us; (vi) enter into transactions with affiliates; and (vii) sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. We were in compliance with all covenants and all restricted payment provisions related to our Senior Notes through the filing of this Quarterly Report on Form 10-Q. The indentures governing the Senior Notes also contain customary events of default.
For additional details on our Senior Notes, refer to Note 5 - Long-Term Debt in Item 8. Financial Statements and Supplementary Data included in our 2023 Form 10-K.
Credit Facility
We are party to a reserve-based revolving facility, as the borrower, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent, and a syndicate of financial institutions, as lenders, that has an aggregate maximum commitment amount of $4.0 billion and is set to mature on August 2, 2028 (together with all amendments thereto, the “Credit Facility” or the “Credit Agreement”). As of March 31, 2024, the borrowing base and aggregate elected commitments under the Credit

Agreement were $3.0 billion and $1.85 billion, respectively. The next scheduled borrowing base redetermination date is in May 2024.
Interest and commitment fees associated with the Credit Facility are accrued based on a borrowing base utilization grid set forth in the Credit Agreement. Borrowings under the Credit Facility bear interest at a per annum rate equal to, at our option, either (i) the Alternate Base Rate (“ABR”, for ABR revolving credit loans) plus the applicable margin, or (ii) the term-specific Secured Overnight Financing Rate (“SOFR”) plus the applicable margin. ABR is established as a rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan as its prime rate, (b) the applicable rate of interest published by the Federal Reserve Bank of New York plus 0.5%, or (c) the term-specific SOFR plus 1.0%, subject to a 1.5% floor plus the applicable margin of 1.0% to 2.0%, based on the utilization of the Credit Facility. Term-specific SOFR is based on one-, three-, or six-month terms as selected by us and is subject to a 0.5% floor plus the applicable margin of 2.0% to 3.0%, based on the utilization of the Credit Facility. Interest on borrowings that bear interest at the SOFR are payable on the last day of the applicable interest period selected by us, and interest on borrowings that bear interest at the ABR are payable quarterly in arrears.
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
In addition, we are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) permitted net leverage ratio of 3.00 to 1.00 and (b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1.00. We were in compliance with all covenants under the Credit Facility as of March 31, 2024 and through the filing of this Quarterly Report on Form 10-Q.
The following table presents the outstanding balance, letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in thousands):

	May 2, 2024	March 31, 2024	December 31, 2023
Outstanding balance	$850,000	$400,000	$750,000
Letters of credit	2,100	2,100	2,100
Available borrowing capacity	997,900	1,447,900	1,097,900
Total aggregate elected commitments	$1,850,000	$1,850,000	$1,850,000
As of March 31, 2024 and December 31, 2023, the unamortized deferred financing costs associated with the amendments to the Credit Facility were $32.4 million and $34.4 million, respectively. Of the unamortized deferred financing costs, (i) $24.9 million and $26.9 million are presented within other noncurrent assets on the accompanying balance sheets as of March 31, 2024 and December 31, 2023, respectively, and (ii) $7.5 million and $7.5 million are presented within prepaid expenses and other on the accompanying balance sheets as of March 31, 2024 and December 31, 2023, respectively.
Deferred Acquisition Consideration
The Vencer Acquisition included deferred consideration of $550 million in cash to be paid on or before January 3, 2025. We discounted this obligation and recorded $532.3 million as deferred acquisition consideration upon closing and are amortizing the discount to interest expense until the payment is made.
Interest Expense
For the three months ended March 31, 2024 and 2023, we incurred interest expense of $109.8 million and $7.4 million, respectively. Interest expense for the three months ended March 31, 2024 includes $8.6 million related to the amortization of deferred acquisition consideration associated with the Vencer Acquisition.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
Commitments. We routinely enter into, extend, or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing, and water delivery commitments. There were no significant commitments entered into during the three months ended March 31, 2024. For details of our existing commitments, refer to Note 6 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our 2023 Form 10-K.
Litigation and Legal Items. We are involved in various legal proceedings. We review the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that management believes are in our best interests. We have provided the necessary estimated accruals in the accompanying balance sheets where deemed appropriate for litigation and legal related items that are ongoing and not yet concluded. Although the results cannot be known with certainty, we currently believe that the ultimate results of such proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity.
NOTE 7 - STOCK-BASED COMPENSATION
Long Term Incentive Plans
In April 2017, we adopted the 2017 Long Term Incentive Plan (the “2017 LTIP”), which provides for the issuance of restricted stock units, performance stock units, and stock options, and reserved 2,467,430 shares of common stock. In June 2021, we adopted the 2021 Long Term Incentive Plan (the “2021 LTIP”), which reserved an incremental 700,000 shares of common stock to those previously reserved under the 2017 LTIP. Finally, in conjunction with our merger with Extraction Oil & Gas, Inc. (“Extraction”) in November 2021, we assumed Extraction’s 2021 Long Term Incentive Plan (the “Extraction Equity Plan”), which reserved 3,305,080 shares of common stock now issuable by us. The 2017 LTIP, 2021 LTIP, and Extraction Equity Plan are collectively referred to herein as the “LTIP.”
We record compensation expense associated with the issuance of awards under the LTIP on a straight-line basis over the vesting period based on the fair value of the awards as of the date of grant within general and administrative expense in the accompanying statements of operations. The following table outlines the compensation expense recorded by type of award (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted and deferred stock units	$6,599	$4,425
Performance stock units	4,600	2,955
Total stock-based compensation	$11,199	$7,380
As of March 31, 2024, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$54,884	2027
Performance stock units	38,370	2026
Total unrecognized stock-based compensation	$93,254
Restricted Stock Units and Deferred Stock Units
We grant time-based restricted stock units (“RSUs”) to our officers, executives, and employees and time-based deferred stock units (“DSUs”) to our non-employee directors as part of our LTIP. Each RSU and DSU represents a right to receive one share of our common stock after the RSU or DSU vests and is settled as described below. RSUs generally vest ratably either over a one, two, or three-year service period on each anniversary following the grant date. Each RSU is entitled to a dividend equivalent right to receive, upon settlement, a cash payment based on the regular cash dividends that would have been paid on a share of our common stock during the period between the grant date and the date the RSUs are settled. Accrued but unpaid dividend equivalents are recognized as a liability on the accompanying balance sheets, until the recipients receive the dividend equivalents upon settlement. DSUs generally vest over a one-year period following the grant date. DSUs are settled in shares of our common stock upon the non-employee director’s separation of service from our Board of Directors (our “Board”). Each DSU is entitled to a dividend equivalent right to receive a cash payment based on the regular cash dividends that would have been paid on a share of our common stock. All amounts payable as a result of such dividend equivalent right are paid (1) with respect to vested DSUs, at the same time dividends are paid to our stockholders and (2) with respect to unvested DSUs, when such underlying DSUs vest. Accrued but unpaid dividend equivalents in respect of unvested DSUs are recognized as a liability on the accompanying balance sheets, until the recipients receive the dividend equivalents upon vesting. The grant-date fair value of RSUs and DSUs is equal to the closing price of our common stock on the date of the grant.
A summary of the status and activity of non-vested RSUs and DSUs for the three months ended March 31, 2024 is presented below:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	855,627	$66.31
Granted	396,151	63.42
Vested	(116,224)	61.34
Forfeited	(17,490)	66.37
Non-vested, end of period	1,118,064	$65.80
The aggregate grant-date fair value of the RSUs and DSUs granted under the LTIP during the three months ended March 31, 2024 was $25.1 million.
Performance Stock Units
We grant market-based performance stock units (“PSUs”) to our officers and certain executives as part of our LTIP. The number of shares of our common stock issued to settle PSUs ranges from zero to 225% (or, for PSUs granted prior to fiscal year 2023, 200%) of the number of PSUs granted and is determined based on performance achievement against certain market-based criteria over a three-year performance period. PSUs generally vest on December 31 of the year preceding the third anniversary of the date of grant and settle by March 15 of the following year upon the determination and approval of performance achievement. Each PSU is entitled to a dividend equivalent right to receive, upon settlement, a cash payment based on the regular cash dividends that would have been paid on a share of our common stock during the period between the grant date and the date the PSUs are settled. Accrued but unpaid dividend equivalents are recognized as a liability on the accompanying balance sheets until the recipients receive the dividend equivalents upon settlement.
Performance achievement is determined based on either, or a combination of, (1) our annualized absolute total stockholder return (“TSR”) or (2) for certain PSUs granted prior to fiscal year 2023, our absolute TSR relative to that of a defined peer group. Absolute TSR is determined based upon the change in our stock price over the performance period plus dividends paid. For awards with a relative TSR component, our absolute TSR is compared with the absolute TSRs of a group of peer companies over the performance period. The absolute TSR for us and each of the peer companies is determined by dividing (A) (i) the volume-weighted average share price for the last 30 trading days of the performance period, minus (ii) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period, plus (iii) dividends paid by (B) the volume-weighted average share price for the 30 trading days preceding the beginning of the performance period. The resultant amount is then annualized based on the length of the performance period.
The grant-date fair value of the PSUs was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and repeated numerous times to achieve a probabilistic assessment. Significant assumptions used in this valuation include our expected volatility as well as the volatilities for each of our peers and an interpolated risk-free interest rate based on U.S. Treasury yields with maturities consistent with the performance period.

A summary of the status and activity of non-vested PSUs for the three months ended March 31, 2024, is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	472,593	$92.08
Granted(1)	270,509	74.55
Additional shares based on performance(2)	59,504	97.45
Vested(2)	(139,218)	91.59
Forfeited	(10,818)	103.15
Non-vested, end of period(1)	652,570	$85.23
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
(2)Upon completion of the performance period for the PSUs granted in 2021 under the Extraction Equity Plan and the 2017 LTIP, a performance achievement of 200% and 141%, respectively, was applied to each of the grants, resulting in a number of shares greater than the target amount of such PSUs vesting and being settled during the three months ended March 31, 2024.
The aggregate grant-date fair value of the PSUs granted under the LTIP during the three months ended March 31, 2024 was $20.2 million.
NOTE 8 - FAIR VALUE MEASUREMENTS
We follow authoritative accounting guidance for measuring the fair value of assets and liabilities in our unaudited condensed consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, this guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and their classification within the fair value hierarchy (in thousands):

	As of March 31, 2024	As of December 31, 2023
	Level 2	Level 2
Derivative assets	$10,856	$43,425
Derivative liabilities	$86,304	$18,096
Long-Term Debt
The portion of our long-term debt related to our Credit Facility, if any, approximates its fair value as it bears interest at a floating rate that approximates a current market rate. The portion of our long-term debt related to our Senior Notes is recorded at cost, net of any unamortized discount and deferred financing costs. The fair value of our senior notes is based on quoted market prices, and as such, is designated as Level 1 within the fair value hierarchy. The following table presents the fair value our Senior Notes as of the dates indicated (in thousands):

		As of March 31, 2024		As of December 31, 2023
	Nominal Interest	Fair Value	Percent of Par	Fair Value	Percent of Par
2026 Senior Notes	5.000%	$391,628	97.9%	$389,020	97.3%
2028 Senior Notes	8.375%	1,422,711	105.4%	1,412,559	104.6%
2030 Senior Notes	8.625%	1,074,300	107.4%	1,063,050	106.3%
2031 Senior Notes	8.750%	1,445,526	107.1%	1,433,363	106.2%
Our deferred acquisition consideration was recorded in connection with the Vencer Acquisition using an estimated fair value discount at the time of the transaction based on quoted market prices from our debt as well as other inputs classified as Level 2 within the fair value hierarchy. As of March 31, 2024, the carrying value of the deferred acquisition consideration approximated fair value.
Please refer to Note 5 - Long-Term Debt for additional information.
Warrants
Warrants issued are indexed to our common stock and are required to be net share settled via a cashless exercise. Accordingly, they are classified as equity instruments. Our share price traded below the exercise price of the warrants and therefore were not exercisable during the three months ended March 31, 2024 and 2023.
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
Acquisitions and Impairments of Proved and Unproved Properties
We measure acquired assets or businesses at fair value on a nonrecurring basis and review our proved and unproved crude oil and natural gas properties for impairment using inputs that are not observable in the market and are therefore designated as Level 3 within the valuation hierarchy. The most significant fair value determinations for non-financial assets and liabilities are related to crude oil and gas properties acquired. Please refer to Note 2 - Acquisitions and Divestitures for additional information. During the three months ended March 31, 2024 and 2023, we recorded no impairments of proved or unproved properties. Please refer to Note 1 – Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data included in our 2023 Form 10-K for information on our policies for determining fair value of proved and unproved properties and related impairment expense.

NOTE 9 - DERIVATIVES
We periodically enter into commodity derivative contracts to mitigate a portion of our exposure to potentially adverse market changes in commodity prices for our expected future crude oil and natural gas production and the associated impact on cash flows. Our commodity derivative contracts consist of swaps, collars, basis protection swaps, and puts. As of March 31, 2024, all derivative counterparties were members of the Credit Facility lender group, and all commodity derivative contracts are entered into for other-than-trading purposes. We do not designate our commodity derivative contracts as hedging instruments.
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
The following table summarizes the components of the derivative gain (loss), net presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended March 31,
	2024	2023
Derivative cash settlement loss, net
Crude oil contracts	$(11,104)	$(3,449)
Natural gas contracts	(51)	(7,101)
Total derivative cash settlement loss, net	(11,155)	(10,550)
Change in fair value gain (loss)	(98,525)	35,710
Total derivative gain (loss), net	$(109,680)	$25,160

As of March 31, 2024, we had entered into the following commodity price derivative contracts:

	Contract Period
	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	16,491	24,036	25,997	16,000	15,000
Weighted-Average Contract Price	$70.52	$71.15	$70.77	$72.17	$71.10
Two-Way Collars
NYMEX WTI Volumes	29,930	24,824	23,504	18,000	17,000
Weighted-Average Ceiling Price	$85.02	$82.44	$80.99	$78.97	$77.03
Weighted-Average Floor Price	$65.82	$65.49	$65.66	$70.00	$69.76
Bought Puts
NYMEX WTI Volumes	6,953	6,216	5,669	—	—
Weighted-Average Contract Price	$55.00	$55.00	$55.00	$—	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	31,686	31,578	1,701	—	—
Weighted-Average Contract Price	$2.68	$2.66	$4.23	$—	$—
Two-Way Collars
NYMEX HH Volumes	1,732	1,668	—	—	—
Weighted-Average Ceiling Price	$2.89	$3.16	$—	$—	$—
Weighted-Average Floor Price	$2.20	$2.50	$—	$—	$—
Three-Way Collars
NYMEX HH Volumes	55	—	—	—	—
Weighted-Average Ceiling Price	$3.42	$—	$—	$—	$—
Weighted-Average Floor Price	$2.50	$—	$—	$—	$—
Weighted-Average Sold Put Price	$2.00	$—	$—	$—	$—
Basis Protection Swaps
CIG Basis Volumes	33,473	33,246	—	—	—
Weighted-Average Contract Price	$(0.27)	$(0.27)	$—	$—	$—
Subsequent to March 31, 2024 and as of April 26, 2024, we had entered into the following commodity price derivative contracts:

	Contract Period
	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Two-Way Collars
NYMEX WTI Volumes	—	—	—	10,000	11,000
Weighted-Average Ceiling Price	$—	$—	$—	$81.49	$78.82
Weighted-Average Floor Price	$—	$—	$—	$70.00	$70.00
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	—	130,000	130,000	—	—
Weighted-Average Contract Price	$—	$2.69	$2.69	$—	$—
Basis Protection Swaps
CIG Basis Volumes	80,440	—	—	—	—
Weighted-Average Contract Price	$(0.48)	$—	$—	$—	$—
WAHA Basis Volumes	—	130,000	130,000	—	—
Weighted-Average Contract Price	$—	$(0.97)	$(0.97)	$—	$—
WAHA Index Volumes	46,923	70,000	—	—	—
Weighted-Average Contract Price	$(0.05)	$(0.05)	$—	$—	$—

Derivative Assets and Liabilities Fair Value
Our commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all our derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of our commodity derivative contracts as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Derivative Assets:
Commodity contracts - current	$10,602	$35,192
Commodity contracts - noncurrent	254	8,233
Total derivative assets	10,856	43,425
Amounts not offset in the accompanying balance sheets	(5,083)	(11,859)
Total derivative assets, net	$5,773	$31,566

Derivative Liabilities:
Commodity contracts - current	$(80,614)	$(18,096)
Commodity contracts - long-term	(5,690)	—
Total derivative liabilities	(86,304)	(18,096)
Amounts not offset in the accompanying balance sheets	5,083	11,859
Total derivative liabilities, net	$(81,221)	$(6,237)

NOTE 10 - ASSET RETIREMENT OBLIGATIONS
We recognize an estimated liability for future costs associated with the abandonment of our crude oil and natural gas properties, including facilities requiring decommissioning. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is drilled or acquired, or a facility is constructed. The increase in carrying value is included in proved properties in the accompanying balance sheets. We deplete the amount added to proved properties and recognize expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective long-lived assets. Cash paid to settle asset retirement obligations is included in the cash flows from operating activities section of the accompanying unaudited condensed consolidated statements of cash flows.
Our estimated asset retirement obligation liability is based on historical experience plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment cost, and regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised.
A roll-forward of our asset retirement obligation is as follows (in thousands):

Amount
Balance as of December 31, 2023	$336,832
Additional liabilities incurred with development activities and other	2,871
Additional liabilities incurred with acquisitions	40,157
Liabilities settled	(14,148)
Accretion expense	5,913
Obligations discharged with asset retirements and divestitures	(3,949)
Balance as of March 31, 2024	$367,676
Current portion(1)	$31,116
Long-term portion	$336,560
___________________________
(1)The current portion of the asset retirement obligation is included in other liabilities on the accompanying balance sheets.

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
We have also issued stock options and warrants, which both represent the right to purchase our common stock at a specified exercise price. The number of potentially dilutive shares related to the stock options and warrants is based on the number of shares, if any, that would be exercisable at the end of the respective reporting period, assuming that date was the end of such stock options’ or warrants’ term. Stock options and warrants are only dilutive when the average price of the common stock during the period exceeds the exercise price. The exercise price of our warrants was in excess of our stock price during the three months ended March 31, 2024 and 2023; therefore, they were excluded from the earnings per share calculation.
The following table sets forth the calculations of basic and diluted net earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$175,821	$202,461

Basic earnings per common share	$1.75	$2.48
Diluted earnings per common share	$1.74	$2.46

Weighted-average shares outstanding - basic	100,546	81,719
Add: dilutive effect of stock awards	747	711
Weighted-average shares outstanding - diluted	101,293	82,430
There were 138,448 and 138,049 shares that were anti-dilutive for the three months ended March 31, 2024 and 2023, respectively.
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
We assess the recoverability of our deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such a determination, we consider all available evidence (both positive and negative), including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of merger activity in 2021, we recorded a valuation allowance of $25.4 million, which continued to be recorded as of March 31, 2024 and December 31, 2023, against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Internal Revenue Code. We will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
The net deferred tax liability as of March 31, 2024 and December 31, 2023 was $594.8 million and $564.8 million, respectively. Additionally, income tax payable of $1.1 million is included in other liabilities and prepaid income taxes of

$9.6 million is included in prepaid expenses and other on the accompanying balance sheets as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024 and 2023, we recorded income tax expense of $35.0 million and $65.1 million, respectively. Income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, and tax limitations on compensation of covered individuals. During the three months ended March 31, 2024, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Vencer Acquisition.
We had no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. We do not believe that there are any new items or changes in facts or judgments that would impact our tax position taken thus far in 2024.
In 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other provisions, the IRA imposes a 15% corporate alternative minimum tax (“Corporate AMT”) for tax years beginning after December 31, 2022, imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and provides tax incentives to promote various energy efficient initiatives. We are evaluating the potential impact of the Corporate AMT on our current income tax expense and income taxes payable; however, we currently do not believe this will materially affect our income taxes paid for the 2024 tax year.

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental cash flow disclosures are presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Cash refunded for income taxes	$5,550	$2,758
Cash paid for interest	(130,394)	(1,328)
Supplemental non-cash investing activities:
Changes in working capital related to capital expenditures	(77,955)	14,099
NOTE 14 - STOCKHOLDERS’ EQUITY
Share Repurchases
In January 2023, we closed a privately negotiated share purchase agreement with CPPIB Crestone Peak Resources Canada Inc. for the purchase of approximately 4.9 million shares of our common stock for a total purchase price of $300.0 million. The shares repurchased were immediately retired.
In February 2023, we announced that the Board provided authorization for a stock repurchase program (the “stock repurchase program”) pursuant to which we may, from time to time and through December 31, 2024, acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with the Rule 10b5-1 of the Exchange Act in an amount not to exceed $1.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. In June 2023, commensurate with the announcement of the Hibernia Acquisition and the Tap Rock Acquisition, the Board reduced the amount of stock authorized for repurchase under the stock repurchase program from $1.0 billion to $500.0 million. The stock repurchase program does not require any specific number of shares to be acquired and can be modified or discontinued by the Board at any time.
Pursuant to the stock repurchase program, during the three months ended March 31, 2024, we closed a privately-negotiated share purchase agreement with NGP Tap Rock Holdings, LLC and certain of its affiliates (“NGP”) for the purchase of approximately 876,200 shares of our common stock at a price of $64.54 per share for a total purchase price of approximately $56.5 million. The purchase was funded from our cash on hand and the shares were immediately retired. In addition, we repurchased approximately 152,300 shares under the stock repurchase program at a weighted average price of $68.19 per share for a total cost of $10.4 million. As of March 31, 2024, $412.9 million remained available under the program for repurchase of our outstanding common stock.

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
Dividends
As approved by the Board, cash dividends are paid quarterly and consist of a base and variable component. Variable cash dividends are equal to 50% of Adjusted Free Cash Flow, after the base cash dividend for the preceding twelve-month period and pro forma for all acquisition and divestiture activity, assuming pro forma compliance with certain leverage targets.
The following table summarizes the dividends declared for the three months ended March 31, 2024 and 2023:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in thousands)
2024
First quarter	$0.50	$0.95	$1.45	$148,327
2023
First quarter	$0.50	$1.65	$2.15	$176,878
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
NOTE 15 - SUBSEQUENT EVENTS
On May 1, 2024, we entered into a privately-negotiated share purchase agreement with Vencer for the purchase of approximately 1.04 million shares of our common stock at a price of $72.00 per share for a total purchase price of approximately $75.0 million. The purchase is expected to close in May 2024 and will be funded from our cash on hand. Pursuant to the agreement, we also agreed to pay $75.0 million of the $550 million deferred acquisition consideration in May and July of 2024 in two equal installments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2023 Form 10-K, as well as with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.
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
Financial and Operating Results
Our financial and operational results for the three months ended March 31, 2024:
•Total sales volumes increased 19% for the first quarter of 2024 when compared to the fourth quarter of 2023 and average sales volumes per day increased to 336 MBoe/d compared to 279 MBoe/d during the fourth quarter of 2023, in each case, primarily as a result of the Vencer Acquisition;
•Cash dividends declared of $148.4 million, or $1.45 per share;
•Repurchased a total of approximately 1.0 million shares of our common stock totaling $66.9 million at a weighted average of $65.08;
•Net income of $175.8 million or $1.74 per diluted share; and
•Cash flows provided by operating activities were $812.6 million compared to $843.2 million during the fourth quarter of 2023. Adjusted Free Cash Flow(1) was $145.6 million compared to $214.6 million in the fourth quarter of 2023.
•Capital expenditures in drilling, completions, facilities, land, midstream assets, and other were $650 million.
(1) Adjusted Free Cash Flow is a non-GAAP financial measure. Please refer to the “Reconciliation of Adjusted Free Cash Flow to Cash Provided by Operating Activities” and “Liquidity and Capital Resources” for additional discussion.

2024 Transactions
On January 2, 2024, we closed on the Vencer Acquisition. The Vencer Acquisition included approximately 44,000 net acres in the Midland Basin and certain related oil and gas assets with average production of approximately 49 MBoe/d in exchange for aggregate consideration of approximately $1.0 billion in cash, 7.3 million shares of our common stock paid at the closing of the Vencer Acquisition, and $550.0 million in cash to be paid on or before January 3, 2025. The initial cash portion of the acquisition was funded by cash on hand and the issuance of the 2030 Senior Note for an aggregate principal amount of $1.0 billion. Please refer to Note 2 - Acquisitions and Divestitures under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.
Commodity Prices and Certain Other Market Conditions
The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. Commodity prices continue to be impacted by various macro-economic factors influencing the balance of supply and demand. During the last quarter of 2023, crude oil prices started declining; in January 2024 through the quarter end, pricing started to rebound. The rebound is a result of concerns over lower oil supply driven by uncertainties around political conditions in or affecting other crude oil and natural gas producing countries, including Israel-Palestine conflicts, the Russia and Ukraine war and conditions in South America. Additionally, OPEC+ continues to have production cuts even with the signals of strong crude oil demand, driving additional tension around lower supply. Production in the U.S. has remained flat as producers are disciplining their drilling programs in order to not overstimulate supply. This has also led to consistent crude oil price in the U.S.
U.S. inflation rates during the first quarter of 2024 remained stable when compared to the fourth quarter of 2023, yet are slightly higher than historical averages. Inflationary pressures can create economic slowdown and/or lead to a recession. A slowdown or recession can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices. Lower prices and inflationary costs could impact our drilling program. The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide crude oil and natural gas supply and demand, which in turn has increased the volatility of crude oil and natural gas prices.

The below graph depicts monthly average NYMEX WTI crude oil and NYMEX HH natural gas price over the three months ended March 31, 2024 and December 31, 2023.
_____________________________
(1) The average NYMEX WTI crude oil price for the three months ended March 31, 2024 and December 31, 2023 was $78.32 and $76.96, respectively.
(2) The average NYMEX natural gas HH price for the three months ended March 31, 2024 and December 31, 2023 was $2.88 and $2.24, respectively.
In light of uncertainty associated with crude oil and natural gas demand, future monetary policy relating to inflationary pressures, and governmental policies aimed at transitioning toward lower carbon energy, we cannot predict any future volatility in or levels of commodity prices or demand for crude oil and natural gas.
We receive a premium or discount to the benchmark WTI price for our crude oil production. The differential between the benchmark price and the price we receive can reflect adjustments for quality, location, and transportation. Our DJ Basin crude oil price includes a higher-grade quality differential and a transportation differential for delivery to Cushing, Oklahoma. Our Permian Basin crude oil price includes a basis differential between Cushing and Midland, Texas referred to as the Mid-Cush differential. For 2024, this differential was a premium to WTI. However, basis differentials can be volatile and can change at various times given their high correlation with market dynamics, supply and demand, and overall production.
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

Results of Operations
In November 2020, the SEC issued Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, which modernizes and simplifies certain disclosure requirements of Regulation S-K. One of the updates to Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We adopted presenting the results of operations with this approach effective January 1, 2024, as we believe that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended March 31, 2024, and December 31, 2023, below. Additionally, in the first filing after the adoption of this rule change, we are required to disclose a comparison of the results for the current quarter and the corresponding quarter of the preceding fiscal year. Accordingly, the comparison between the results for the three months ended March 31, 2024 and March 31, 2023 is also presented below.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. Comparative results of operations for the period indicated are discussed below.
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended			Percent Change Between
	March 31, 2024	December 31, 2023	March 31, 2023	March 31, 2024 - December 31, 2023	March 31, 2024 - March 31, 2023
Revenues (in thousands):
Crude oil sales	$1,075,594	$933,164	$460,071	15%	134%
Natural gas sales	86,992	78,856	102,677	10%	(15)%
NGL sales	165,170	113,711	92,093	45%	79%
Product revenue	$1,327,756	$1,125,731	$654,841	18%	103%

Sales Volumes:
Crude oil (MBbls)	14,210	12,114	6,461	17%	120%
Natural gas (MMcf)	54,314	43,186	26,906	26%	102%
NGL (MBbls)	7,268	6,337	3,403	15%	114%
Total sales volumes (MBoe)	30,530	25,649	14,349	19%	113%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$75.69	$77.04	$71.21	(2)%	6%
Natural gas (per Mcf)	$1.60	$1.83	$3.82	(13)%	(58)%
NGL (per Bbl)	$22.73	$17.94	$27.06	27%	(16)%
Total (per Boe)	$43.49	$43.89	$45.64	(1)%	(5)%

Average Sales Prices (after derivatives)(1):
Crude oil (per Bbl)	$74.91	$75.26	$70.67	—%	6%
Natural gas (per Mcf)	$1.60	$1.78	$3.55	(10)%	(55)%
NGL (per Bbl)	$22.73	$17.94	$27.06	27%	(16)%
Total (per Boe)	$43.12	$42.98	$44.90	—%	(4)%
_____________________________
(1)Average sale prices, after derivatives is a non-GAAP financial measure. For a reconciliation of average sales price, before derivatives to average sales price, after derivatives, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures under Part I, Item 2 of this Quarterly Report on Form 10-Q.

The following table presents crude oil, natural gas, and NGL sales volumes by operating region for the periods presented:

	Three Months Ended			Percent Change Between
	March 31, 2024	December 31, 2023	March 31, 2023	March 31, 2024 - December 31, 2023	March 31, 2024 - March 31, 2023
Crude oil (MBbls)
DJ Basin	6,655	7,347	6,461	(9)%	3%
Permian Basin	7,555	4,767	—	58%	100%
Total	14,210	12,114	6,461	17%	120%
Natural gas (MMcf)
DJ Basin	31,280	28,990	26,906	8%	16%
Permian Basin	23,034	14,196	—	62%	100%
Total	54,314	43,186	26,906	26%	102%
NGL (MBbls)
DJ Basin	3,501	3,718	3,403	(6)%	3%
Permian Basin	3,767	2,620	—	44%	100%
Total	7,268	6,338	3,403	15%	114%
Total sales volumes (MBoe)
DJ Basin	15,370	15,896	14,349	(3)%	7%
Permian Basin	15,161	9,752	—	55%	100%
Total	30,531	25,648	14,349	19%	113%
Average sales volumes per day (MBoe/d)
DJ Basin	169	173	159	(2)%	6%
Permian Basin	167	106	—	58%	100%
Total	336	279	159	20%	111%
Product revenues increased by 18% to $1.3 billion for the three months ended March 31, 2024 compared to $1.1 billion for the three months ended December 31, 2023. The increase was primarily due to a 19% increase in crude oil equivalent sales volumes driven by the Vencer Acquisition that closed on January 2, 2024, as well as a greater number of wells turned-in-line since the fourth quarter of 2023.
Product revenues increased by 103% to $1.3 billion for the three months ended March 31, 2024 compared to $654.8 million for the three months ended March 31, 2023. The increase was primarily due to a 113% increase in crude oil equivalent sales volumes driven by the Hibernia Acquisition and Tap Rock Acquisition that closed on August 2, 2023 and the Vencer Acquisition that closed on January 2, 2024, partially offset by a 5% decrease in crude oil equivalent pricing, excluding the impact of derivatives.

The following tables set forth information regarding crude oil, natural gas, and NGL sales prices, excluding the impact of commodity derivatives and production costs for the periods presented.

	Average Sales Price
Three Months Ended	Crude Oil (Per Bbl)	Natural Gas (Per Mcf)	NGL (Per Bbl)	Production Cost (Per Boe)(1)
March 31, 2024
DJ Basin	$73.78	$2.37	$23.51	$4.02
Permian Basin	$77.37	$0.56	$22.00	$5.49
Total	$75.69	$1.60	$22.73	$4.75
December 31, 2023
DJ Basin	$75.82	$2.29	$22.31	$3.62
Permian Basin	$78.91	$0.87	$11.74	$6.36
Total	$77.04	$1.83	$17.94	$4.66
March 31, 2023
DJ Basin	$71.21	$3.82	$27.06	$3.89
_____________________________
(1)Represents lease operating expense and midstream operating expense per Boe using total sales volumes and excludes ad valorem and severance taxes.
The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Three Months Ended			Percent Change Between
	March 31, 2024	December 31, 2023	March 31, 2023	March 31, 2024 - December 31, 2023	March 31, 2024 - March 31, 2023
Operating Expenses:
Lease operating expense	$131,465	$109,560	$45,838	20%	187%
Midstream operating expense	13,561	10,039	10,061	35%	35%
Gathering, transportation, and processing	88,901	80,880	67,352	10%	32%
Severance and ad valorem taxes	101,906	88,293	52,362	15%	95%
Exploration	11,534	632	571	**	**
Depreciation, depletion, and amortization	466,840	416,634	201,303	12%	132%
Transaction costs	22,720	24,251	482	(6)%	**
General and administrative expense	57,878	54,524	36,858	6%	57%
Other operating expense	7,566	2,182	138	247%	**
Total operating expenses	$902,371	$786,995	$414,965	15%	117%
Selected Costs ($ per Boe):
Lease operating expense	$4.31	$4.27	$3.19	1%	35%
Midstream operating expense(1)	0.44	0.39	0.70	13%	(37)%
Gathering, transportation, and processing	2.91	3.15	4.69	(8)%	(38)%
Severance and ad valorem taxes	3.34	3.44	3.65	(3)%	(8)%
Depreciation, depletion, and amortization	15.29	16.24	14.03	(6)%	9%
Transaction costs	0.74	0.95	0.03	(22)%	**
General and administrative expense	1.90	2.13	2.57	(11)%	(26)%
Total selected operating expenses (per Boe)	$28.93	$30.57	$28.86	(5)%	—%
_____________________________
** Percent not meaningful
(1)Our midstream assets relate entirely to our DJ Basin operations. If we were to exclude the production of our Permian Basin from this calculation, it would result in $0.25 per Boe, or a 40% change between the three months ended March 31, 2024 and December 31, 2023 and $0.18 per Boe, or a 26%, change between the three months ended March 31, 2024 and March 31, 2023.

Lease operating expense.  Our lease operating expense increased 20% to $131.5 million for the three months ended March 31, 2024 from $109.6 million for the three months ended December 31, 2023, and increased 1% on an equivalent basis per Boe. The increase in lease operating expense is primarily the result of increased costs and associated production volumes for operatorship of the wells from the Vencer Acquisition. The increase was offset slightly by reduced chemical costs in the Permian Basin as a result of aligning our operational applications for chemical treatments to operated wells in Texas.
Our lease operating expense increased 187% to $131.5 million for the three months ended March 31, 2024 from $45.8 million for the three months ended March 31, 2023, and increased 35% on an equivalent basis per Boe. The increase in lease operating expense and lease operating expense per Boe is primarily the result of the increased cost of operatorship in the Permian Basin as a result of the Tap Rock Acquisition, Hibernia Acquisition, and Vencer Acquisition.
Gathering, transportation, and processing. Gathering, transportation, and processing expense increased 10% to $88.9 million for the three months ended March 31, 2024, from $80.9 million for the three months ended December 31, 2023, and decreased 8% on an equivalent basis per Boe. We are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have contributed to an increase in gathering, transportation, and processing expense. Further, all gathering, transportation, and processing contracts contain annual price escalations, which have contributed to the aggregate increase. For a significant portion of the midstream contracts assumed with the Vencer Acquisition, gathering, transportation, and processing costs are incurred subsequent to the transfer of control; thereby, these costs are recorded net within crude oil and natural gas sales. As a result, gathering, transportation, and processing expense per Boe decreased period over period.
Gathering, transportation, and processing expense increased 32%, to $88.9 million for the three months ended March 31, 2024 from $67.4 million for the three months ended March 31, 2023, and decreased 38% on an equivalent basis per Boe. All gathering, transportation, and processing contracts contain annual price escalations, which have contributed to the aggregate increase. We are party to a number of value-based percentage of proceeds sales contracts, which track solely with natural gas and NGL pricing and thereby have contributed to a partial decrease in gathering, transportation, and processing expense. For a significant portion of the midstream contracts assumed with the Hibernia Acquisition, Tap Rock Acquisition, and Vencer Acquisition, gathering, transportation, and processing costs are incurred subsequent to the transfer of control; thereby, these costs are recorded net within crude oil and natural gas sales. As a result, gathering, transportation, and processing expense per Boe decreased period over period.
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
Our severance and ad valorem taxes increased 15% to $101.9 million for the three months ended March 31, 2024 from $88.3 million for the three months ended December 31, 2023, and decreased 3% on an equivalent basis per Boe. Product revenues increased by 18% for the three months ended March 31, 2024 when compared to the three months ended December 31, 2023 resulting in higher severance and ad valorem taxes on an absolute basis. The decrease in severance ad valorem taxes per Boe is primarily due to an increase in product revenues generated through the Vencer Acquisition in the state of Texas, which generally levies lower severance and ad valorem tax rates relative to the states of Colorado and New Mexico.
 Our severance and ad valorem taxes increased 95%, to $101.9 million for the three months ended March 31, 2024 from $52.4 million for the three months ended March 31, 2023, and decreased 8% on an equivalent basis per Boe. Product revenues increased by 103% for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023 resulting in higher severance and ad valorem taxes on an absolute basis. The decrease in severance and ad valorem taxes per Boe is primarily due to an increase in product revenues generated through the Hibernia Acquisition and Vencer Acquisition in the state of Texas, which generally levies lower severance and ad valorem tax rates relative to the states of Colorado and New Mexico.

Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense (“DD&A”) increased 12%, to $466.8 million for the three months ended March 31, 2024 from $416.6 million for the three months ended December 31, 2023, and decreased 6% on an equivalent basis per Boe. During the three months ended March 31, 2024, we invested $2.5 billion in the development and acquisition of crude oil and natural gas properties. DD&A related to crude oil and natural gas properties is directly related to proved reserves and sales volumes. The increase in total DD&A expense was primarily due to a 19% increase in sales volumes between periods driven by the Vencer Acquisition. The decrease in DD&A expense per Boe is due to a decrease in the depletion rate driven by a greater increase in proved reserves in proportion to the depletable property base.
Our depreciation, depletion, and amortization expense increased 132%, to $466.8 million for the three months ended March 31, 2024 from $201.3 million for the three months ended March 31, 2023, and increased 9% on an equivalent basis per Boe. Subsequent to March 31, 2023, we invested approximately $8.2 billion in the development and acquisition of crude oil and natural gas properties. The increase in total DD&A expense was primarily due to a 113% increase in sales volumes between periods driven by the Hibernia Acquisition, Tap Rock Acquisition, and Vencer Acquisition. The increase in DD&A expense per Boe is due to an increase in the depletion rate driven by a greater increase in the depletable property base in proportion to proved reserves.
Transaction costs. During the three months ended March 31, 2024, we incurred $22.7 million in legal, advisor, and other costs associated with the Vencer Acquisition. Please refer to Note 2 - Acquisitions and Divestitures under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion. During the three months ended December 31, 2023, we incurred $24.3 million in legal, advisor, and other costs associated with the Hibernia Acquisition, Tap Rock Acquisition, and Vencer Acquisition.
During the three months ended March 31, 2023, we incurred $0.5 million in legal, advisor, and other costs associated with other insignificant acquisitions.
General and administrative expense. Our general and administrative expense increased 6%, to $57.9 million for the three months ended March 31, 2024 from $54.5 million for the three months ended December 31, 2023, and decreased 11% on an equivalent basis per Boe. The increase in general and administrative expense is primarily due to additional costs in contract labor and professional services as a result of increased operations from the Vencer Acquisition. General and administrative expense per Boe decreased due to a 19% increase in total sales volumes from the Vencer Acquisition during the three months ended March 31, 2024 as compared to the three months ended December 31, 2023.
Our general and administrative expense increased 57%, to $57.9 million for the three months ended March 31, 2024 from $36.9 million for the three months ended March 31, 2023, and decreased 26% on an equivalent basis per Boe. The increase in general and administrative expense is primarily due to the addition of company operations in the Permian Basin, significantly driven by an increase in headcount. General and administrative expense per Boe decreased due to total sales volumes increasing 113% during the three months ended March 31, 2024 as compared to the same period in 2023 as a result of the expansion into the Permian Basin.
Derivative gain (loss).  Our derivative loss for the three months ended March 31, 2024 was $109.7 million as compared to a gain of $129.9 million for the three months ended December 31, 2023. Our derivative loss for the three months ended March 31, 2024 was due to fair market value adjustments resulting from higher market prices relative to our open positions and cash settlement losses. Our derivative gain for the three months ended December 31, 2023 was due to fair market value adjustments resulting from lower market prices relative to our open positions, partially offset by cash settlement losses.
Our derivative loss for the three months ended March 31, 2024 was $109.7 million as compared to a gain of $25.2 million for the three months ended March 31, 2023. Our derivative loss for the three months ended March 31, 2024 is outlined in the paragraph above. Our derivative gain for the three months ended March 31, 2023 was due to fair market value adjustments resulting from lower market prices relative to our open positions, partially offset by cash settlement losses.
Please refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.

Interest expense.  Our interest expense for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, was $109.8 million, $90.1 million, and $7.4 million, respectively. Average debt outstanding for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, was $4.6 billion, $4.1 billion, and $400.0 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Senior Notes	$84,359	$80,526	$5,000
Credit Facility	11,216	3,488	—
Commitment and letter of credit fees under the Credit Facility	1,613	2,145	1,299
Amortization of deferred financing costs and deferred acquisition consideration	12,345	3,587	1,150
Finance lease and other	253	325	—
Total interest expense	$109,786	$90,071	$7,449
Income tax expense. Our income tax expense for the three months ended March 31, 2024 and December 31, 2023, was $35.0 million and $76.0 million, resulting in an effective tax rate of 16.6% and 20.1% on pre-tax income, respectively. Our effective tax rate differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, and other permanent differences. During the three months ended March 31, 2024, income tax expense was additionally impacted by deferred tax benefits from the state apportionment changes as a result of the Vencer Acquisition.
Our income tax expense for the three months ended March 31, 2024 and 2023 was $35.0 million and $65.1 million, resulting in an effective tax rate of 16.6% and 24.3% on pre-tax income, respectively. Our effective tax rate differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, and other permanent differences. During the three months ended March 31, 2024, income tax expense was additionally impacted by deferred tax benefits from the state apportionment changes as a result of the Vencer Acquisition. Please refer to Note 12 - Income Taxes under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.
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
As of March 31, 2024, our liquidity was $1.5 billion, consisting of cash on hand of $52.1 million and $1.4 billion of available borrowing capacity on our Credit Facility. Borrowing capacity under the Credit Facility is primarily based on the value assigned to the proved reserves attributable to our crude oil and natural gas interests. As of the date of filing of this Quarterly Report on Form 10-Q, the available borrowing capacity on our Credit Facility is $1.0 billion. In addition, our Credit Facility is set to mature in August 2028, with the next scheduled borrowing base redetermination date to occur in May 2024.
The Credit Facility contains customary representations and various affirmative and negative covenants as well as certain financial covenants, including (a) a maximum ratio of our consolidated indebtedness to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1.00 and (b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1.00. We were in compliance with all covenants under the Credit Facility as of March 31, 2024, and through the filing of this Quarterly Report on Form 10-Q. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 for additional information.

Our material short-term cash requirements include: operating activities, working capital requirements, capital expenditures, dividends, and payments of contractual obligations. Our material long-term cash requirements from various contractual and other obligations include: debt obligations and related interest payments, firm transportation and minimum volume agreements, taxes, asset retirement obligations, and leases. Please refer to Part I, Item 1 for additional information. Our future capital requirements, both near-term and long-term, will depend on many factors, including, but not limited to, commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of crude oil and natural gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments, and other factors. We regularly consider which resources, including debt and equity financing, are available to meet our future financial obligations, planned capital expenditures, and liquidity requirements.
Funding for these requirements may be provided by any combination of the sources of liquidity outlined above. We expect our 2024 capital program to be funded by cash flows from operations. Although we cannot provide any assurance, based on our projected cash flows from operations, our cash on hand, and available borrowing capacity on our Credit Facility, we believe that we will have sufficient capital available to fund these requirements through the 12-month period following the filing of this Quarterly Report on Form 10-Q, and based on current expectations, the long-term.
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Net cash provided by operating activities	$812,552	$843,188	$538,849
Net cash used in investing activities	(1,312,617)	(746,292)	(275,607)
Net cash provided by (used in) financing activities	(574,576)	934,491	(475,161)
Cash, cash equivalents, and restricted cash	52,174	1,126,815	556,215
Acquisition of businesses, net of cash acquired	(833,902)	(5,121)	—
Acquisition of crude oil and natural gas properties	—	(93,880)	(30,824)
Capital expenditures for drilling and completion activities and other fixed assets	(571,577)	(570,269)	(250,389)
Operating Activities
Our net cash flows from operating activities are primarily impacted by commodity prices, sales volumes, net settlements from our commodity derivative positions, operating costs, and general and administrative expenses. Net cash provided by operating activities decreased by $30.6 million as compared to $843.2 million for the three months ended December 31, 2023, which was mainly attributable to changes in operating assets and liabilities of $140.7 million due to timing of receivable collections and vendor payments, and higher cash paid for interest of $110.4 million. The decrease was partially offset by higher net operating cash flows from the Vencer Acquisition. See “Results of Operations” above for more information on other factors driving these changes.
Net cash provided by operating activities increased by $273.7 million as compared to $538.8 million for the three months ended March 31, 2023, which was primarily attributable to increases in sales volumes. This increase was partially offset by higher operating costs associated with increased sales volumes, cash paid for interest, and transaction costs. See  “Results of Operations” above for more information on other factors driving these changes.

Investing Activities
Net cash used in investing activities of $1.3 billion for the three months ended March 31, 2024 was primarily the result of the Vencer Acquisition of $833.9 million in the Permian Basin, and the capital expenditures for drilling and completion activities and other fixed assets of $571.6 million in the DJ Basin and Permian Basin, partially offset by proceeds from property transactions of $92.9 million in the DJ Basin.
Net cash used in investing activities of $746.3 million for the three months ended December 31, 2023 was primarily the result of (i) capital expenditures for drilling and completion activities and other fixed assets of $570.3 million; (ii) a deposit for acquisitions of $161.3 million; (iii) acquisitions of crude oil and natural gas properties of $93.9 million; and (iv) acquisitions of businesses, net of cash acquired of $5.1 million. Total investing activities were partially offset by $84.7 million of proceeds from property transactions.
Net cash used in investing activities of $275.6 million for the three months ended March 31, 2023 was primarily the result of capital expenditures for drilling and completion activities and other fixed assets of $250.4 million and the acquisitions of crude oil and natural gas properties of $30.8 million, partially offset by $5.7 million of proceeds from property transactions.
Financing Activities
Net cash used in financing activities of $574.6 million for the three months ended March 31, 2024 was primarily the result of (i) net payments on the Credit Facility of $350 million; (ii) dividends paid of $148.4 million; (iii) the repurchase and retirement of common stock of $66.9 million; and (iv) the payment of employee tax withholdings in exchange for the return of common stock of $7.1 million.
Net cash provided by financing activities of $934.5 million for the three months ended December 31, 2023 was primarily due to proceeds of $987.5 million from the issuance of the 2030 Senior Notes and net borrowings on the Credit Facility of $100.0 million, partially offset by dividends paid of $149.3 million and the payment of deferred financing costs of $2.9 million.
Net cash used in financing activities of $475.2 million for the three months ended March 31, 2023, was primarily the result of the repurchase and retirement of common stock of $300.1 million, dividends paid of $173.4 million, and payments of employee tax withholdings in exchange for the return of common stock of $2.1 million.
Material Commitments
There have been no significant changes from our 2023 Form 10-K in our obligations and commitments, other than what is disclosed within Note 6 - Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDAX
Adjusted EBITDAX represents earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash and non-recurring charges. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we present because we believe it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Facility based on adjusted EBITDAX ratios. Refer to Note 5 - Long-Term Debt under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about financial covenants under our Credit Facility. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the crude oil and natural gas exploration and production industry. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of adjusted EBITDAX (in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Net income	$175,821	$302,867	$202,461
Exploration	11,534	632	571
Depreciation, depletion, and amortization	466,840	416,634	201,303
Unused commitments(1)	(1,226)	1,067	391
Transaction costs	22,720	24,251	482
Stock-based compensation(2)	11,199	9,354	7,380
Derivative (gain) loss, net	109,680	(129,881)	(25,160)
Derivative cash settlements loss	(11,155)	(23,339)	(10,550)
Interest expense	109,786	90,071	7,449
Interest income(3)	(3,425)	(5,175)	(6,218)
Loss on property transactions, net	1,430	—	241
Income tax expense	35,019	76,028	65,089
Adjusted EBITDAX	$928,223	$762,509	$443,439
_________________________
(1)Included as a portion of other operating expense in the accompanying statements of operations.
(2)Included as a portion of general and administrative expense in the accompanying statements of operations.
(3)Included as a portion of other income in the accompanying statements of operations.
Reconciliation of Cash Provided by Operating Activities to Adjusted Free Cash Flow
Adjusted Free Cash Flow is a supplemental non-GAAP financial measure that is calculated as net cash provided by operating activities before changes in operating assets and liabilities and less exploration and development of crude oil and natural gas properties, changes in working capital related to capital expenditures, and purchases of carbon credits. We believe that Adjusted Free Cash Flow provides additional information that may be useful to investors in evaluating our ability to generate cash from our existing crude oil and natural gas assets to fund future exploration and development activities and to return cash to stockholders. Adjusted Free Cash Flow is a supplemental measure of liquidity and should not be viewed as a substitute for cash flows from operations because it excludes certain required cash expenditures.
The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of Adjusted Free Cash Flow (in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Net cash provided by operating activities	$812,552	$843,188	$538,849
Add back: Changes in operating assets and liabilities, net	(17,433)	(158,105)	(116,079)
Cash flow from operations before changes in operating assets and liabilities	795,119	685,083	422,770
Less: Cash paid for capital expenditures for drilling and completion activities and other fixed assets	(571,577)	(570,269)	(250,389)
Less: Changes in working capital related to capital expenditures	(77,955)	100,105	14,099
Capital expenditures	(649,532)	(470,164)	(236,290)
Less: Purchases of carbon credits and renewable energy credits	—	(287)	—
Adjusted Free Cash Flow	$145,587	$214,632	$186,480
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

The following table provides a reconciliation of the GAAP financial measure of average sales price, before derivatives to the non-GAAP financial measure of average sales prices, after derivatives for the periods presented:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Average crude oil sales price (per Bbl)	$75.69	$77.04	$71.21
Effects of derivatives, net (per Bbl) (1)	(0.78)	(1.78)	(0.54)
Average crude oil sales price (after derivatives) (per Bbl)	$74.91	$75.26	$70.67

Average natural gas sales price (per Mcf)	$1.60	$1.83	$3.82
Effects of derivatives, net (per Mcf) (1)	—	(0.05)	(0.27)
Average natural gas sales price (after derivatives) (per Mcf)	$1.60	$1.78	$3.55

Average NGL sales price (per Bbl)	$22.73	$17.94	$27.06
Effects of derivatives, net (per Bbl) (1)	—	—	—
Average NGL sales price (after derivatives) (per Bbl)	$22.73	$17.94	$27.06
_________________________
(1)Derivatives economically hedge the price we receive for crude oil, natural gas, and NGL. For the three months ended March 31, 2024, the derivative cash settlement loss for crude oil and natural gas was $11.1 million and zero, respectively. For the three months ended December 31, 2023, the derivative cash settlement loss for crude oil and natural gas was $21.5 million and $1.8 million, respectively. For the three ended March 31, 2023, the derivative cash settlement loss for crude oil and natural gas was $3.4 million and $7.1 million, respectively. Please refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosures.
New Accounting Pronouncements
Please refer to Note 1 - Summary of Significant Accounting Policies under Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 - Summary of Significant Accounting Policies in the 2023 Form 10-K for any recently issued or adopted accounting standards.
Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2023 Form 10-K. During the three months ended March 31, 2024, there were no significant changes in the application of critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crude Oil and Natural Gas Price Risk
Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of crude oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing crude oil and natural gas prices include the level of global demand for crude oil and natural gas, the global supply of crude oil and natural gas, the establishment of and compliance with production quotas by crude oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels, local and global politics, and overall economic conditions. It is impossible to predict future crude oil and natural gas prices with any degree of certainty. Sustained weakness in crude oil and natural gas prices may adversely affect our financial condition and results of operations and may also reduce the amount of crude oil and natural gas reserves that we can produce economically. Any reduction in our crude oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in crude oil and natural gas prices can have a favorable impact on our financial condition, results of operations, and capital resources.

Commodity Price Derivative Contracts
Our primary commodity risk management objective is to protect our balance sheet. We periodically enter into derivative contracts for crude oil, natural gas, and NGL using NYMEX futures or over-the-counter derivative financial instruments. The types of derivative instruments that we use include swaps, collars, basis protection swaps, and puts. Upon settlement of the contract(s), if the relevant market commodity price exceeds our contracted swap price, or the collar’s ceiling strike price, we are required to pay our counterparty the difference for the volume of production associated with the contract. Generally, this payment is made up to 15 business days prior to the receipt of cash payments from our customers. This could have an adverse impact on our cash flows for the period between derivative settlements and payments for revenue earned. While we may reduce the potential negative impact of lower commodity prices, we may also be prevented from realizing the benefits of favorable price changes in the physical market. Please refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for summary derivative activity tables.
Interest Rates
As of March 31, 2024, and on the filing date of this Quarterly Report on Form 10-Q, we had $400.0 million and $850.0 million, respectively, outstanding on our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an Alternate Base Rate or Secured Overnight Financing Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of March 31, 2024, and through the filing date of this Quarterly Report on Form 10-Q, we were in compliance with all financial and non-financial covenants under the Credit Facility.
Counterparty and Customer Credit Risk
In connection with our derivative activities, we have exposure to financial institutions in the form of derivative transactions. As of March 31, 2024, and on the filing date of this Quarterly Report on Form 10-Q, our derivative contracts have been executed with 15 counterparties all of which are members of the Credit Facility lender group and have investment grade credit ratings. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
We are also subject to credit risk due to the concentration of our crude oil and natural gas receivables with certain significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. We review the credit rating, payment history, and financial resources of our customers, but we do not require our customers to post collateral.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this Quarterly Report on Form 10-Q or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors in Part I, Item 1A in our 2023 Form 10-K, together with other information in this Quarterly Report on Form 10-Q and other reports and materials we may subsequently file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table provides information about our purchases of our common stock during the three months ended March 31, 2024:

	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar value that May Yet be Purchased Plans or Programs (in thousands)(1)
January 1, 2024 - January 31, 2024	1,952	$64.57	—	$479,810
February 1, 2024 - February 29, 2024	945,523	64.45	876,193	423,261
March 1, 2024 - March 31, 2024	180,300	68.62	152,275	412,878
Total	1,127,775	$65.12	1,028,468	$412,878
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
(2)Purchases outside of the stock repurchase program represent shares withheld from officers, former officers, executives, and employees for the payment of personal income tax withholding obligations upon the vesting of restricted stock awards. The withheld shares are not considered common stock repurchased under the stock repurchase program.
(3)Excludes commissions paid and excise taxes accrued related to stock repurchases.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description
2.1*
Purchase and Sale Agreement, dated as of October 3, 2023, by and among Vencer Energy, LLC, as seller, and Civitas Resources, Inc., as buyer (incorporated by reference to Exhibit 2.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on October 4, 2023)

3.1	Fourth Amended and Restated Certificate of Incorporation of Civitas Resources, Inc.
3.2
Seventh Amended and Restated Bylaws of Civitas Resources, Inc. (incorporated by reference to Exhibit 3.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 5, 2023)

10.1
Registration Rights Agreement, dated as of January 2, 2024, by and between Civitas Resources, Inc. and the persons identified on Schedule I thereto (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on January 2, 2024)

10.2**
Severance and Release Agreement, dated as of March 12, 2024, by and between Civitas Resources, Inc. and Sandra K. Garbiso (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.'s Current Report on Form 8-K, File No. 001-35371, filed on March 15, 2024)

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

CIVITAS RESOURCES, INC.

Date:	May 2, 2024	By:	/s/ Chris Doyle
Chris Doyle
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer and Treasurer (principal financial officer)

		By:	/s/ Kayla D. Baird
Kayla D. Baird
Senior Vice President and Chief Accounting Officer (principal accounting officer)