Form 10-Q
period 2024-06-30
CIVITAS RESOURCES, INC.
filed 2024-08-01
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of July 31, 2024, the registrant had 98,349,643 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

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
•potential impacts following the result of the upcoming presidential election in the United States, including volatility in the political, legal, and regulatory environments;
•political conditions in or affecting other producing countries, including conflicts or hostilities in or relating to the Middle East (including the current events related to the Israel-Palestine conflict), South America, Russia (including the current events involving Russia and Ukraine), and the Red Sea, and other sustained military campaigns or acts of terrorism or sabotage and the effects therefrom; and
•other economic, competitive, governmental, legislative, regulatory, geopolitical, and technological factors that may negatively impact our businesses, operations, or pricing.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$91,884	$1,124,797
Accounts receivable, net:
Crude oil and natural gas sales	559,736	505,961
Joint interest and other	227,233	247,228
Derivative assets	14,118	35,192
Deposits for acquisitions	—	163,164
Prepaid expenses and other	60,809	68,070
Total current assets	953,780	2,144,412
Property and equipment (successful efforts method):
Proved properties	15,671,856	12,738,568
Less: accumulated depreciation, depletion, and amortization	(3,249,814)	(2,339,541)
Total proved properties, net	12,422,042	10,399,027
Unproved properties	817,351	821,939
Wells in progress	661,599	536,858
Other property and equipment, net of accumulated depreciation of $10,938 in 2024 and $9,808 in 2023	56,630	62,392
Total property and equipment, net	13,957,622	11,820,216
Derivative assets	500	8,233
Other noncurrent assets	129,388	124,458
Total assets	$15,041,290	$14,097,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$665,635	$565,708
Production taxes payable	259,304	421,045
Crude oil and natural gas revenue distribution payable	705,343	766,123
Derivative liability	70,835	18,096
Deferred acquisition consideration	497,277	—
Other liabilities	91,345	80,915
Total current liabilities	2,289,739	1,851,887
Long-term liabilities:
Long-term debt	4,889,554	4,785,732
Ad valorem taxes	189,917	307,924
Derivative liability	936	—
Deferred income tax liabilities, net	657,470	564,781
Asset retirement obligations	317,886	305,716
Other long-term liabilities	109,771	99,958
Total liabilities	8,455,273	7,915,998
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 98,347,937 and 93,774,901 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5,050	5,004
Additional paid-in capital	5,318,431	4,964,450
Retained earnings	1,262,536	1,211,867
Total stockholders’ equity	6,586,017	6,181,321
Total liabilities and stockholders’ equity	$15,041,290	$14,097,319
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating net revenues:
Crude oil, natural gas, and NGL sales	$1,311,532	$658,840	$2,639,288	$1,313,681
Other operating income	1,162	1,686	2,609	2,867
Total operating net revenues	1,312,694	660,526	2,641,897	1,316,548
Operating expenses:
Lease operating expense	126,606	51,230	258,071	97,068
Midstream operating expense	11,939	13,319	25,500	23,380
Gathering, transportation, and processing	94,469	64,873	183,370	132,225
Severance and ad valorem taxes	101,913	52,443	203,819	104,805
Exploration	1,340	546	12,874	1,117
Depreciation, depletion, and amortization	521,090	232,786	987,930	434,089
Transaction costs	7,877	31,145	30,597	31,627
General and administrative expense (including $12,262, $9,895, $23,461, and $17,275, respectively, of stock-based compensation)	59,135	33,541	117,013	70,399
Other operating expense	1,458	1,199	9,024	1,337
Total operating expenses	925,827	481,082	1,828,198	896,047
Other income (expense):
Derivative gain (loss), net	7,578	4,927	(102,102)	30,087
Interest expense	(114,897)	(8,753)	(224,683)	(16,202)
Loss on property transactions, net	—	(13)	(1,430)	(254)
Other income	3,434	8,045	8,338	17,068
Total other income (expense)	(103,885)	4,206	(319,877)	30,699
Income from operations before income taxes	282,982	183,650	493,822	451,200
Income tax expense	(66,993)	(44,363)	(102,012)	(109,452)
Net income	$215,989	$139,287	$391,810	$341,748

Earnings per common share:
Basic	$2.17	$1.73	$3.92	$4.22
Diluted	$2.15	$1.72	$3.88	$4.18
Weighted-average common shares outstanding:
Basic	99,426	80,393	100,062	81,052
Diluted	100,245	81,144	100,865	81,824
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2023	93,774,901	$5,004	$4,964,450	$1,211,867	$6,181,321
Issuance pursuant to acquisition	7,181,527	72	488,846	—	488,918
Restricted common stock issued	255,442	2	—	—	2
Stock used for tax withholdings	(99,307)	(1)	(7,069)	—	(7,070)
Common stock repurchased and retired	(1,028,468)	(10)	(54,447)	(12,479)	(66,936)
Stock-based compensation	—	—	11,199	—	11,199
Dividends declared, $1.45 per share	—	—	—	(148,327)	(148,327)
Net income	—	—	—	175,821	175,821
Balances, March 31, 2024	100,084,095	5,067	5,402,979	1,226,882	6,634,928
Restricted common stock issued	48,999	1	—	—	1
Stock used for tax withholdings	(18,571)	—	(1,436)	—	(1,436)
Exercise of stock options	222	—	6	—	6
Common stock repurchased and retired	(1,766,808)	(18)	(95,380)	(29,538)	(124,936)
Stock-based compensation	—	—	12,262	—	12,262
Dividends declared, $1.50 per share	—	—	—	(150,797)	(150,797)
Net income	—	—	—	215,989	215,989
Balances, June 30, 2024	98,347,937	$5,050	$5,318,431	$1,262,536	$6,586,017

Balances, December 31, 2022	85,120,287	$4,918	$4,211,197	$1,157,804	$5,373,919
Restricted common stock issued	112,052	—	—	—	—
Stock used for tax withholdings	(30,111)	—	(2,118)	—	(2,118)
Exercise of stock options	13,352	—	440	—	440
Common stock repurchased and retired	(4,918,032)	(49)	(243,312)	(60,094)	(303,455)
Stock-based compensation	—	—	7,380	—	7,380
Dividends declared, $2.15 per share	—	—	—	(176,878)	(176,878)
Net income	—	—	—	202,461	202,461
Balances, March 31, 2023	80,297,548	4,869	3,973,587	1,123,293	5,101,749
Restricted common stock issued	375,615	4	—	—	4
Stock used for tax withholdings	(139,895)	(1)	(10,495)	—	(10,496)
Exercise of stock options	111	—	4	—	4
Common stock repurchased and retired	(312,766)	(3)	(15,478)	(4,917)	(20,398)
Stock-based compensation	—	—	9,895	—	9,895
Dividends declared, $2.12 per share	—	—	—	(173,358)	(173,358)
Net income	—	—	—	139,287	139,287
Balances, June 30, 2023	80,220,613	$4,869	$3,957,513	$1,084,305	$5,046,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$391,810	$341,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	987,930	434,089
Stock-based compensation	23,461	17,275
Derivative (gain) loss, net	102,102	(30,087)
Derivative cash settlement loss, net	(23,907)	(11,885)
Amortization of deferred financing costs and deferred acquisition consideration	25,389	2,305
Loss on property transactions, net	1,430	254
Deferred income tax expense	92,689	89,975
Other, net	(1,965)	292
Changes in operating assets and liabilities, net	(426,819)	32,064
Net cash provided by operating activities	1,172,120	876,030
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(867,596)	—
Acquisitions of crude oil and natural gas properties	(13,984)	(51,247)
Deposits for acquisitions	—	(352,500)
Capital expenditures for drilling and completion activities and other fixed assets	(1,090,697)	(518,949)
Proceeds from property transactions	171,679	5,764
Purchases of carbon credits and renewable energy credits	(1,886)	(5,651)
Other, net	—	(621)
Net cash used in investing activities	(1,802,484)	(923,204)
Cash flows from financing activities:
Proceeds from credit facility	1,300,000	—
Payments to credit facility	(1,200,000)	—
Proceeds from issuance of senior notes	—	2,666,250
Payment of deferred financing costs and other	(5,157)	(4,215)
Dividends paid	(297,357)	(347,524)
Common stock repurchased and retired	(191,872)	(320,305)
Proceeds from exercise of stock options	6	444
Payment of employee tax withholdings in exchange for the return of common stock	(8,506)	(12,610)
Principal payments on finance lease obligations	(1,577)	—
Net cash provided by (used in) financing activities	(404,463)	1,982,040
Net change in cash, cash equivalents, and restricted cash	(1,034,827)	1,934,866
Cash, cash equivalents, and restricted cash:
Beginning of period(1)	1,126,815	768,134
End of period(1)	$91,988	$2,703,000
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

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Operations
When we use the terms “Civitas,” the “Company,” “we,” “us,” or “our,” we are referring to Civitas Resources, Inc. and its consolidated subsidiaries unless the context otherwise requires. Civitas is an independent exploration and production company focused on the acquisition, development, and production of crude oil and associated liquids-rich natural gas in the DJ Basin in Colorado and the Permian Basin in Texas and New Mexico.
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
The December 31, 2023 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our 2023 Form 10-K, but does not include all disclosures, including notes required by GAAP. As such, this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our 2023 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, we evaluated events subsequent to the balance sheet date of June 30, 2024 through the filing date of this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year or any other future period. Additionally, certain insignificant prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements. Such reclassifications did not have a material impact on prior period consolidated financial statements.
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
As of the filing of this Quarterly Report, we have not elected to early adopt ASU 2023-07 or ASU 2023-09. There are no other accounting standards applicable that would have a material effect on our financial statements and disclosures that have been issued but not yet adopted as of June 30, 2024, and through the filing date of this Quarterly Report on Form 10-Q.
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
Vencer Acquisition
On January 2, 2024, we completed the acquisition of certain crude oil and natural gas assets from Vencer Energy, LLC (“Vencer”) for adjusted aggregate consideration of approximately $2.0 billion, inclusive of customary post-closing adjustments and $550 million in cash to be paid on or before January 3, 2025 (the “Vencer Acquisition”). In connection with and upon execution of the Vencer purchase and sale agreement, we deposited cash of $161.3 million with an escrow agent. This deposit, along with interest accrued thereon, was credited against the cash payable at closing. The following tables present the consideration transferred and preliminary purchase price allocation of the assets acquired and the liabilities assumed in the Vencer Acquisition:

Consideration (in thousands, except per share amount)
Cash consideration	$996,420
Deferred acquisition consideration(1)(3)	$532,284

Shares of common stock issued	7,181,527
Closing price per share(2)	$68.08
Equity consideration(4)	$488,918

Total consideration	$2,017,622
_______________________
(1)Based on discounted fixed and determinable future payments of cash.
(2)Based on the closing stock price of Civitas common stock on January 2, 2024.
(3)Amounts represent non-cash investing activities until such time payments are made, as applicable. Please refer to Note 5 - Long-Term Debt for additional information.
(4)Amounts represent non-cash financing activities.

Preliminary Purchase Price Allocation (in thousands)
Assets Acquired
Proved properties	$1,855,909
Unproved properties	231,627
Other property and equipment	666
Right-of-use assets	4,049
Total assets acquired	$2,092,251

Liabilities Assumed
Accounts payable and accrued expenses	$2,000
Crude oil and natural gas revenue distribution payable	28,423
Asset retirement obligations	40,157
Lease liability	4,049
Total liabilities assumed	74,629
Net assets acquired	$2,017,622
Through June 30, 2024, there have been immaterial adjustments made to the allocation presented in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 2, 2024. The purchase price allocation for the Vencer Acquisition is preliminary, and we continue to assess the fair values of certain of the Vencer assets acquired and liabilities assumed. We expect to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
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

Preliminary Purchase Price Allocation (in thousands)
Assets Acquired
Cash and cash equivalents	$30,671
Accounts receivable - crude oil and natural gas sales	89,766
Accounts receivable - joint interest and other	4,463
Proved properties	2,147,368
Unproved properties	115,802
Other property and equipment	520
Right-of-use assets	30,393
Total assets acquired	$2,418,983

Liabilities Assumed
Accounts payable and accrued expenses	$110,022
Production taxes payable	10,320
Crude oil and natural gas revenue distribution payable	75,267
Asset retirement obligations	8,299
Lease liability	30,393
Total liabilities assumed	234,301
Net assets acquired	$2,184,682

Through June 30, 2024, there have been immaterial adjustments made to the allocation presented in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 7, 2023. The purchase price allocation for the Hibernia Acquisition is preliminary, and we continue to assess the fair values of certain of the Hibernia assets acquired and liabilities assumed. We expect to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
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
_______________________
(1)Based on the closing stock price of Civitas common stock on August 2, 2023.

Preliminary Purchase Price Allocation (in thousands)
Assets Acquired
Cash and cash equivalents	$6,543
Accounts receivable - crude oil and natural gas sales	106,255
Accounts receivable - joint interest and other	30,415
Prepaid expenses and other	17,930
Proved properties	2,332,011
Unproved properties	300,859
Other property and equipment	12,827
Right-of-use assets	626
Total assets acquired	$2,807,466

Liabilities Assumed
Accounts payable and accrued expenses	$152,779
Production taxes payable	9,692
Crude oil and natural gas revenue distribution payable	68,094
Ad valorem taxes	1,407
Asset retirement obligations	31,518
Lease liability	626
Deferred revenue	50,266
Total liabilities assumed	314,382
Net assets acquired	$2,493,084
Through June 30, 2024, there have been immaterial adjustments made to the allocation presented in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 7, 2023. The purchase price allocation for the Tap Rock Acquisition is preliminary, and we continue to assess the fair values of certain of the Tap Rock assets acquired and liabilities assumed. We expect to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
Revenue and earnings of the acquiree
The results of operations for the Vencer Acquisition since the closing date have been included on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024. The amount of revenue of Vencer included in our accompanying unaudited condensed consolidated statements of operations (“statements of operations”) was approximately $199.8 million and $398.0 million during the three and six months ended June 30, 2024, respectively. We determined that disclosing the amount of Vencer-related net income included in the accompanying statements of operations is impracticable as the operations from the acquisition was integrated into our operations from the date of the acquisition.

Supplemental pro forma financial information
The results of operations for the Vencer, Hibernia, and Tap Rock acquisitions since their respective closing dates have been included in our unaudited condensed consolidated financial statements and therefore do not require pro forma disclosure for the three and six months ended June 30, 2024. The following unaudited pro forma financial information (in thousands, except per share amounts) represents a summary of the consolidated results of operations for the three and six months ended June 30, 2023, assuming the Vencer Acquisition had been completed as of January 1, 2023 and the Hibernia Acquisition and Tap Rock Acquisition had been completed as of January 1, 2022. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the Vencer, Hibernia, and Tap Rock acquisitions had been effective as of those dates, or of future results, and includes certain nonrecurring pro forma adjustments that were directly related to these business combinations.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total revenue	$1,203,468	$2,437,475
Net income	230,903	564,055
Earnings per common share - basic	$2.28	$5.54
Earnings per common share - diluted	2.27	5.50
Transaction costs
Transaction costs related to the aforementioned acquisitions are accounted for separately from the assets acquired and liabilities assumed and are included in transaction costs in the accompanying statements of operations. Transaction costs also include costs associated with our efforts to divest of certain non-core assets in the DJ Basin. We incurred transaction costs of $7.9 million and $31.1 million during the three months ended June 30, 2024 and 2023, respectively, and $30.6 million and $31.6 million during the six months ended June 30, 2024 and 2023, respectively.
NOTE 3 - REVENUE RECOGNITION
Crude oil, natural gas, and NGL sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream and operating region is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Sales by Commodity and Operating Region	2024	2023	2024	2023
Crude oil
DJ Basin	$489,244	$540,736	$980,291	$1,000,807
Permian Basin	645,476	—	1,230,023	—
Total	1,134,720	540,736	2,210,314	1,000,807
Natural gas
DJ Basin	40,692	43,985	114,857	146,662
Permian Basin	(31,306)	—	(18,479)	—
Total	9,386	43,985	96,378	146,662
NGL
DJ Basin	86,100	74,119	168,405	166,212
Permian Basin	81,326	—	164,191	—
Total	167,426	74,119	332,596	166,212
Crude oil, natural gas, and NGL
DJ Basin	616,036	658,840	1,263,553	1,313,681
Permian Basin	695,496	—	1,375,735	—
Total	$1,311,532	$658,840	$2,639,288	$1,313,681
For the three and six months ended June 30, 2024 and 2023, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant. As of June 30, 2024 and December 31, 2023, our receivables from contracts with customers were $559.7 million and $506.0 million, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable trade	$27,576	$55,750
Accrued drilling and completion costs	274,864	149,520
Accrued crude oil and natural gas operating expense	156,391	149,483
Accrued general and administrative expense	24,888	30,095
Accrued transaction costs	5,056	8,796
Accrued interest expense	136,082	141,401
Other accrued expenses	40,778	30,663
Total accounts payable and accrued expenses	$665,635	$565,708

NOTE 5 - LONG-TERM DEBT
Long-term debt, net of unamortized discounts and deferred financing costs, consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Outstanding principal balances on Senior Notes:
2026 Senior Notes (5.000%)	$400,000	$400,000
2028 Senior Notes (8.375%)	1,350,000	1,350,000
2030 Senior Notes (8.625%)	1,000,000	1,000,000
2031 Senior Notes (8.750%)	1,350,000	1,350,000
Outstanding principal balances on Senior Notes, gross	4,100,000	4,100,000
Less: unamortized discount and deferred financing costs	(60,446)	(64,268)
Outstanding principal balances on Senior Notes, net	4,039,554	4,035,732
Outstanding balance on Credit Facility	850,000	750,000
Long-term debt	4,889,554	4,785,732
Deferred acquisition consideration	497,277	—
Total debt	$5,386,831	$4,785,732
Senior Notes
The table below summarizes the face values, interest rates, maturity dates, and semi-annual interest payment dates related to our outstanding senior note obligations as of June 30, 2024 (in thousands):

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
On June 12, 2024, we entered into a Sixth Amendment to our Credit Agreement (the “Sixth Amendment”), which, among other things, amended certain terms of the Credit Agreement to: (i) increase the borrowing base by $400.0 million for a new borrowing base of $3.4 billion, (ii) increase the aggregate elected commitments by $350.0 million for a new aggregate elected commitment of $2.2 billion, (iii) lower the interest rate margins applicable to loans under the Credit Agreement, (iv) add provisions to lower the interest rate margins and modify certain covenants in the Credit Agreement, as well as to make the Credit Facility unsecured, upon the achievement of investment grade credit ratings, (v) modify certain definitions in the Credit Agreement in connection with the transactions contemplated by the Sixth Amendment, and (vi) provide for the addition of certain new lenders under the Credit Agreement.
As of June 30, 2024, the borrowing base and aggregate elected commitments under the Credit Agreement were $3.4 billion and $2.2 billion, respectively. The next scheduled borrowing base redetermination date is in November 2024.
Interest and commitment fees associated with the Credit Facility are accrued based on a revolving loan commitment utilization grid set forth in the Credit Agreement. Borrowings under the Credit Facility bear interest at a per annum rate equal to, at our option, either (i) the Alternate Base Rate (“ABR”, for ABR revolving credit loans) plus the applicable margin, or (ii) the term-specific Secured Overnight Financing Rate (“SOFR”) plus the applicable margin. ABR is established as a rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan as its prime rate, (b) the applicable rate of interest published by the Federal Reserve Bank of New York plus 0.5%, or (c) the term-specific SOFR plus 1.0%, subject to a 1.5% floor plus the applicable margin of 0.75% to 1.75%, based on the utilization of the Credit Facility. Term-specific SOFR is based on one-, three-, or six-month terms as selected by us and is subject to a 0.5% floor plus the applicable margin of 1.75% to 2.75%, based on the utilization of the Credit Facility. Interest on borrowings that bear interest at the SOFR are payable on the last day of the applicable interest period selected by us, and interest on borrowings that bear interest at the ABR are payable quarterly in arrears.
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
The Credit Facility contains customary representations and affirmative covenants. The Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, including the suspension and/or modification of certain covenants in the event that we receive investment grade credit ratings, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) name changes, (xii) use of proceeds, letters of credit, (xiii) gas imbalances, (xiv) hedging transactions, (xv) additional subsidiaries, (xvi) changes in fiscal year or fiscal quarter, (xvii) operating leases, (xviii) prepayments of certain debt and other obligations, (xix) sales or discounts of receivables, (xx) dividend payment thresholds, and (xxi) cash balances.
In addition, we are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) a maximum ratio of our consolidated indebtedness to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1.00,(b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1.00, and (c) upon the achievement of investment grade credit ratings, with respect to the net present value of any proved reserves expected to be produced from our oil and gas properties, discounted at 9% per annum of the future net revenues (“PV-9”), a PV-9 coverage ratio of 1.50 to 1.00. We were in compliance with all covenants under the Credit Facility as of June 30, 2024 and through the filing of this Quarterly Report on Form 10-Q.

The following table presents the outstanding balance, letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in thousands):

	July 31, 2024	June 30, 2024	December 31, 2023
Outstanding balance	$950,000	$850,000	$750,000
Letters of credit	2,100	2,100	2,100
Available borrowing capacity	1,247,900	1,347,900	1,097,900
Total aggregate elected commitments	$2,200,000	$2,200,000	$1,850,000
As of June 30, 2024 and December 31, 2023, the unamortized deferred financing costs associated with amendments to the Credit Facility were $33.4 million and $34.4 million, respectively. Of the unamortized deferred financing costs, (i) $25.3 million and $26.9 million are presented within other noncurrent assets on the accompanying balance sheets as of June 30, 2024 and December 31, 2023, respectively, and (ii) $8.1 million and $7.5 million are presented within prepaid expenses and other on the accompanying balance sheets as of June 30, 2024 and December 31, 2023, respectively.
Deferred Acquisition Consideration
The Vencer Acquisition included deferred consideration of $550.0 million in cash to be paid on or before January 3, 2025. We discounted this obligation and recorded $532.3 million as deferred acquisition consideration upon closing and are amortizing the discount to interest expense until the payment is made. During the three months ended June 30, 2024, we paid $37.5 million of this deferred consideration, which is recorded as a cash outflow within the Acquisitions of businesses, net of cash acquired in the accompanying unaudited condensed consolidated statements of cash flows (“statements of cash flows”). Subsequent to June 30, 2024 and prior to the filing of this Quarterly Report on Form 10-Q, we paid an additional $37.5 million of deferred consideration. Following these payments made prior to its due date, $475.0 million of deferred consideration remains to be paid on or before January 3, 2025.
Interest Expense
For the three months ended June 30, 2024 and 2023, we incurred interest expense of $114.9 million and $8.8 million, respectively. Interest expense for the three months ended June 30, 2024 includes $9.2 million related to the amortization of deferred acquisition consideration associated with the Vencer Acquisition. For the six months ended June 30, 2024 and 2023, we incurred interest expense of $224.7 million and $16.2 million, respectively. Interest expense for the six months ended June 30, 2024 includes $17.8 million related to the amortization of deferred acquisition consideration associated with the Vencer Acquisition.
NOTE 6 - COMMITMENTS AND CONTINGENCIES
Commitments. We routinely enter into, extend, or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing, and water delivery commitments. There were no significant commitments entered into during the three months ended June 30, 2024. For details of our existing commitments, refer to Note 6 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our 2023 Form 10-K.
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
NOTE 7 - STOCK-BASED COMPENSATION
Long Term Incentive Plans
On June 4, 2024, in connection with our stockholders’ approval at our 2024 annual meeting of stockholders, we adopted the 2024 Long Term Incentive Plan (the “2024 LTIP”), which provides for the issuance of restricted stock units, performance stock units, stock options, and various other forms of awards, and reserved 3,100,000 shares of common stock for issuance under the 2024 LTIP. The 2024 LTIP supersedes and replaces all of our previous long-term incentive plans (“the “Prior Plans”), such that awards may not be granted under the Prior Plans on or following June 4, 2024. Awards granted under the Prior Plans will remain subject to the terms and conditions set forth in the applicable Prior Plan. The Prior Plans and 2024 LTIP are collectively referred to herein as the “LTIP.”

We record compensation expense associated with the issuance of awards under the LTIP on a straight-line basis over the vesting period based on the fair value of the awards as of the date of grant within general and administrative expense in the accompanying statements of operations. The following table outlines the compensation expense recorded by type of award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted and deferred stock units	$7,198	$4,769	$13,798	$9,194
Performance stock units	5,064	5,126	9,663	8,081
Total stock-based compensation	$12,262	$9,895	$23,461	$17,275
As of June 30, 2024, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$50,357	2027
Performance stock units	33,306	2026
Total unrecognized stock-based compensation	$83,663
Restricted Stock Units and Deferred Stock Units
We grant time-based restricted stock units (“RSUs”) to our officers, executives, and employees and time-based deferred stock units (“DSUs”) to our non-employee directors under the LTIP. Each RSU and DSU represents a right to receive one share of our common stock after the RSU or DSU vests and is settled as described below. RSUs generally vest ratably either over a one, two, or three-year service period on each anniversary following the grant date. Each RSU is entitled to a dividend equivalent right to receive, upon settlement, a cash payment based on the regular cash dividends that would have been paid on a share of our common stock during the period between the grant date and the date the RSUs are settled. Accrued but unpaid dividend equivalents are recognized in other liabilities and other long-term liabilities on the accompanying balance sheets, until the recipients receive the dividend equivalents upon settlement. DSUs generally vest over a one-year period following the grant date. DSUs are settled in shares of our common stock upon the non-employee director’s separation of service from our Board of Directors (our “Board”). Each DSU is entitled to a dividend equivalent right to receive a cash payment based on the regular cash dividends that would have been paid on a share of our common stock. All amounts payable as a result of such dividend equivalent right are paid (1) with respect to vested DSUs, at the same time dividends are paid to our stockholders and (2) with respect to unvested DSUs, when such underlying DSUs vest. Accrued but unpaid dividend equivalents in respect of unvested DSUs are recognized in other liabilities and other long-term liabilities on the accompanying balance sheets, until the recipients receive the dividend equivalents upon vesting. The grant-date fair value of RSUs and DSUs is equal to the closing price of our common stock on the date of the grant.
A summary of the status and activity of non-vested RSUs and DSUs for the six months ended June 30, 2024 is presented below:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	855,627	$66.31
Granted	458,106	64.48
Vested	(165,223)	59.46
Forfeited	(43,206)	66.97
Non-vested, end of period	1,105,304	$66.55
The aggregate grant-date fair value of the RSUs and DSUs granted under the LTIP during the six months ended June 30, 2024 was $29.5 million.

Performance Stock Units
We grant market-based performance stock units (“PSUs”) to our officers and certain executives under the LTIP. The number of shares of our common stock issued to settle PSUs ranges from zero to 225% (or, for PSUs granted prior to fiscal year 2023, 200%) of the number of PSUs granted and is determined based on performance achievement against certain market-based criteria over a three-year performance period. PSUs generally vest on December 31 of the year preceding the third anniversary of the date of grant and settle by March 15 of the following year upon the determination and approval of performance achievement by the Compensation Committee of our Board. Each PSU is entitled to a dividend equivalent right to receive, upon settlement, a cash payment based on the regular cash dividends that would have been paid on a share of our common stock during the period between the grant date and the date the PSUs are settled. Accrued but unpaid dividend equivalents are recognized in other liabilities and other long-term liabilities on the accompanying balance sheets until the recipients receive the dividend equivalents upon settlement.
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
A summary of the status and activity of non-vested PSUs for the six months ended June 30, 2024, is presented below:

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
(2)Upon completion of the performance period for the PSUs granted in 2021, a performance achievement of 200% or 141%, as applicable, was applied to each of the grants, resulting in a number of shares greater than the target amount of such PSUs vesting and being settled during the six months ended June 30, 2024.
The aggregate grant-date fair value of the PSUs granted under the LTIP during the six months ended June 30, 2024 was $20.2 million.
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
The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and their classification within the fair value hierarchy (in thousands):

	As of June 30, 2024	As of December 31, 2023
	Level 2	Level 2
Derivative assets	$14,618	$43,425
Derivative liabilities	$71,771	$18,096
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

		As of June 30, 2024		As of December 31, 2023
	Nominal Interest	Fair Value	Percent of Par	Fair Value	Percent of Par
2026 Senior Notes	5.000%	$389,600	97.4%	$389,020	97.3%
2028 Senior Notes	8.375%	1,416,150	104.9%	1,412,559	104.6%
2030 Senior Notes	8.625%	1,071,000	107.1%	1,063,050	106.3%
2031 Senior Notes	8.750%	1,444,500	107.0%	1,433,363	106.2%
Our deferred acquisition consideration was recorded in connection with the Vencer Acquisition using an estimated fair value discount at the time of the transaction based on quoted market prices from our debt as well as other inputs classified as Level 2 within the fair value hierarchy. As of June 30, 2024, the carrying value of the deferred acquisition consideration approximated fair value. Please refer to Note 5 - Long-Term Debt for additional information.

Acquisitions and Impairments of Proved and Unproved Properties
We measure acquired assets or businesses at fair value on a nonrecurring basis and review our proved and unproved crude oil and natural gas properties for impairment using inputs that are not observable in the market and are therefore designated as Level 3 within the valuation hierarchy. The most significant fair value determinations for non-financial assets and liabilities are related to crude oil and gas properties acquired. Please refer to Note 2 - Acquisitions and Divestitures for additional information. During the three and six months ended June 30, 2024 and 2023, we recorded no impairments of proved or unproved properties. Please refer to Note 1 – Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data included in our 2023 Form 10-K for information on our policies for determining fair value of proved and unproved properties and related impairment expense.
NOTE 9 - DERIVATIVES
We periodically enter into commodity derivative contracts to mitigate a portion of our exposure to potentially adverse market changes in commodity prices for our expected future crude oil and natural gas production and the associated impact on cash flows. Our commodity derivative contracts consist of swaps, collars, basis protection swaps, and puts. As of June 30, 2024, all derivative counterparties were members of the Credit Facility lender group, and all commodity derivative contracts are entered into for other-than-trading purposes. We do not designate our commodity derivative contracts as hedging instruments.
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
The following table summarizes the components of the derivative gain (loss), net presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivative cash settlement loss, net
Crude oil contracts	$(19,163)	$(2,164)	$(30,267)	$(5,613)
Natural gas contracts	6,411	829	6,360	(6,272)
Total derivative cash settlement loss, net	(12,752)	(1,335)	(23,907)	(11,885)
Change in fair value gain (loss)	20,330	6,262	(78,195)	41,972
Total derivative gain (loss), net	$7,578	$4,927	$(102,102)	$30,087

As of June 30, 2024, we had entered into the following commodity price derivative contracts:

	Contract Period
	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	24,036	25,997	19,000	19,000	10,000
Weighted-Average Contract Price	$71.15	$70.77	$72.74	$71.89	$73.99
Two-Way Collars
NYMEX WTI Volumes	24,824	23,504	28,000	32,000	18,000
Weighted-Average Ceiling Price	$82.44	$80.99	$79.87	$77.78	$77.25
Weighted-Average Floor Price	$65.49	$65.66	$70.00	$69.88	$68.93
Bought Puts
NYMEX WTI Volumes	6,216	5,669	—	—	—
Weighted-Average Contract Price	$55.00	$55.00	$—	$—	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	161,578	131,701	—	—	—
Weighted-Average Contract Price	$2.68	$2.71	$—	$—	$—
Two-Way Collars
NYMEX HH Volumes	1,668	—	—	—	—
Weighted-Average Ceiling Price	$3.16	$—	$—	$—	$—
Weighted-Average Floor Price	$2.50	$—	$—	$—	$—
Basis Protection Swaps
CIG Basis Volumes	33,246	—	—	—	—
Weighted-Average Contract Price	$(0.27)	$—	$—	$—	$—
WAHA Basis Volumes	130,000	130,000	—	—	—
Weighted-Average Contract Price	$(0.97)	$(0.97)	$—	$—	$—
WAHA Index Volumes	70,000	—	—	—	—
Weighted-Average Contract Price	$(0.05)	$—	$—	$—	$—
Subsequent to June 30, 2024 and as of July 26, 2024, we had entered into the following commodity price derivative contracts:

	Contract Period
	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	—	—	—	—	12,000
Weighted-Average Contract Price	$—	$—	$—	$—	$74.64
Two-Way Collars
NYMEX WTI Volumes	—	—	—	—	10,000
Weighted-Average Ceiling Price	$—	$—	$—	$—	$78.36
Weighted-Average Floor Price	$—	$—	$—	$—	$70.00

Derivative Assets and Liabilities Fair Value
Our commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all our derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of our commodity derivative contracts as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Derivative Assets:
Commodity contracts - current	$14,118	$35,192
Commodity contracts - noncurrent	500	8,233
Total derivative assets	14,618	43,425
Amounts not offset in the accompanying balance sheets	(10,880)	(11,859)
Total derivative assets, net	$3,738	$31,566

Derivative Liabilities:
Commodity contracts - current	$(70,835)	$(18,096)
Commodity contracts - long-term	(936)	—
Total derivative liabilities	(71,771)	(18,096)
Amounts not offset in the accompanying balance sheets	10,880	11,859
Total derivative liabilities, net	$(60,891)	$(6,237)

NOTE 10 - ASSET RETIREMENT OBLIGATIONS
We recognize an estimated liability for future costs associated with the abandonment of our crude oil and natural gas properties, including facilities requiring decommissioning. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is drilled or acquired, or a facility is constructed. The increase in carrying value is included in proved properties in the accompanying balance sheets. We deplete the amount added to proved properties and recognize expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective long-lived assets. Cash paid to settle asset retirement obligations is included in the cash flows from operating activities section of our statements of cash flows.
Our estimated asset retirement obligation liability is based on historical experience plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment cost, and regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised.
A roll-forward of our asset retirement obligation is as follows (in thousands):

Amount
Balance as of December 31, 2023	$336,832
Additional liabilities incurred with development activities and other	4,092
Additional liabilities incurred with acquisitions	40,157
Liabilities settled	(15,915)
Accretion expense	11,812
Obligations discharged with divestitures	(27,976)
Balance as of June 30, 2024	$349,002
Current portion(1)	$31,116
Long-term portion	$317,886
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
We have also issued warrants, which represent the right to purchase our common stock at a specified exercise price. The number of potentially dilutive shares related to the warrants is based on the number of shares, if any, that would be exercisable at the end of the respective reporting period, assuming that date was the end of such warrants’ term. Warrants are only dilutive when the average price of the common stock during the period exceeds the exercise price. The exercise price of our warrants was in excess of our stock price during the three and six months ended June 30, 2024 and 2023; therefore, they were excluded from the earnings per share calculation.
The following table sets forth the calculations of basic and diluted net earnings per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$215,989	$139,287	$391,810	$341,748

Basic earnings per common share	$2.17	$1.73	$3.92	$4.22
Diluted earnings per common share	$2.15	$1.72	$3.88	$4.18

Weighted-average shares outstanding - basic	99,426	80,393	100,062	81,052
Add: dilutive effect of stock awards	819	751	803	772
Weighted-average shares outstanding - diluted	100,245	81,144	100,865	81,824
There were 5,507 and 3,846 shares that were anti-dilutive for the three months ended June 30, 2024 and 2023, respectively. There were 206,285 and 111,251 shares that were anti-dilutive for the six months ended June 30, 2024 and 2023, respectively.
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
We assess the recoverability of our deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such a determination, we consider all available evidence (both positive and negative), including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of merger activity in 2021, we recorded a valuation allowance of $25.4 million, which continued to be recorded as of June 30, 2024 and December 31, 2023, against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Internal Revenue Code. We will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

The net deferred tax liability as of June 30, 2024 and December 31, 2023 was $657.5 million and $564.8 million, respectively. Additionally, income tax payable of $3.9 million is included in other liabilities on the accompanying balance sheets as of June 30, 2024, and prepaid income taxes of $9.6 million is included in prepaid expenses and other on the accompanying balance sheets as of December 31, 2023.
During the three months ended June 30, 2024 and 2023, we recorded income tax expense of $67.0 million and $44.4 million, respectively. During the six months ended June 30, 2024 and 2023, we recorded income tax expense of $102.0 million and $109.5 million, respectively. Income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, and other permanent differences. During the six months ended June 30, 2024, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Vencer Acquisition and tax credits.
We had no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. We do not believe that there are any new items or changes in facts or judgments that would impact our tax position taken thus far in 2024.
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

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental cash flow disclosures are presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Cash refunded for income taxes, net	$4,175	$7,861
Cash paid for interest	(204,127)	(12,627)
Supplemental non-cash investing activities:
Changes in working capital related to capital expenditures	(125,344)	56,345
NOTE 14 - STOCKHOLDERS’ EQUITY
Share Repurchases
In January 2023, we closed a privately negotiated share purchase agreement with CPPIB Crestone Peak Resources Canada Inc. for the purchase of approximately 4.9 million shares of our common stock for a total purchase price of $300.0 million. The shares repurchased were immediately retired.
In February 2023, our Board provided authorization for a stock repurchase program (the “stock repurchase program”) pursuant to which we may, from time to time and through December 31, 2024, acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with the Rule 10b5-1 of the Exchange Act in an amount not to exceed $1.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. In June 2023, commensurate with the announcement of the Hibernia and Tap Rock acquisitions, our Board reduced the amount of stock authorized for repurchase under the stock repurchase program from $1.0 billion to $500.0 million.

The table below summarizes stock repurchases pursuant to the stock repurchase program during the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Number of Shares (in thousands)	Weighted-Average Price	Total Purchase Price (in thousands)(1)
Privately-negotiated transactions
NGP Tap Rock Holdings, LLC and certain of its affiliates	876.2	$64.54	$56,549
Vencer	1,041.7	71.99	75,000
Other transactions	877.4	68.73	60,305
Total stock repurchases	2,795.3	$68.63	$191,854
_________________________
(1)Excludes commissions paid and excise taxes accrued related to stock repurchases.
These purchases were funded from our cash on hand and the shares were immediately retired. As of June 30, 2024, $288.0 million remained available under the program for repurchase of our outstanding common stock.
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
Dividends
The following table summarizes the dividends declared in the six months ended June 30, 2024 and 2023:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in thousands)
2024
First quarter	$0.50	$0.95	$1.45	$148,327
Second quarter	$0.50	$1.00	$1.50	$150,797
2023
First quarter	$0.50	$1.65	$2.15	$176,878
Second quarter	$0.50	$1.62	$2.12	$173,358
Capital Return Program
Beginning in the third quarter of 2024, variable cash dividends will be equal to 50% of Adjusted Free Cash Flow for the preceding twelve-month period and pro forma for all acquisition and divestiture activity, after the base cash dividend less any share repurchases made during the quarter for which the dividend is declared, assuming pro forma compliance with certain leverage targets under our debt agreements. Share repurchase activity will be determined by management and our Board.
As part of enhancing our capital return framework, in July 2024 our Board authorized a new stock repurchase program authorizing repurchases of up to $500 million of our outstanding shares of common stock, replacing our prior stock repurchase program that has been terminated.
The stock repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by our Board at any time. Additionally, the decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board. Our Board’s determination with respect to any such dividends, including the record date, the payment date, and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors that our Board deems relevant at the time of such determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2023 Form 10-K, as well as with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. Further, we encourage you to review the Information Regarding Forward-Looking Statements.
Executive Summary
We are an independent exploration and production company focused on the acquisition, development, and production of crude oil and liquids-rich natural gas from our premier assets in the DJ Basin in Colorado and the Permian Basin in Texas and New Mexico. Our proven business model to maximize stockholder returns is focused on four key strategic pillars: generating significant free cash flow, maintaining a premier balance sheet, returning capital to our stockholders, and demonstrating ESG leadership.
Financial and Operating Results
Our financial and operational results for the three months ended June 30, 2024:
•Total sales volumes increased 2% when compared to the first quarter of 2024; average sales volumes per day increased to 343 MBoe/d compared to 336 MBoe/d during the first quarter of 2024;
•Cash dividends declared of $150.8 million, or $1.50 per share;
•Repurchased a total of approximately 1.8 million shares of our common stock totaling $124.9 million at a weighted average price of $70.70;
•Net income of $216.0 million, or $2.15 per diluted share;
•Cash flows provided by operating activities were $359.6 million compared to $812.6 million during the first quarter of 2024. Adjusted Free Cash Flow(1) was $235.4 million compared to $145.6 million in the first quarter of 2024; and
•Capital expenditures in drilling, completions, facilities, land, midstream assets, and other were $566.5 million.
Our financial and operational results for the six months ended June 30, 2024:
•Total sales volumes increased 105% for the first half of 2024 when compared to the first half of 2023; average sales volumes per day increased to 339 MBoe/d compared to 167 MBoe/d during the first half of 2023, in each case, primarily as a result of the Hibernia, Tap Rock, and Vencer acquisitions;
•Cash dividends declared of $299.1 million, or $2.95 per share;
•Repurchased a total of approximately 2.8 million shares of our common stock totaling $191.9 million at a weighted average price of $68.64;
•Net income of $391.8 million or $3.88 per diluted share;
•Cash flows provided by operating activities were $1.2 billion compared to $876.0 million during the first half of 2023. Adjusted Free Cash Flow(1) was $381.0 million compared to $375.7 million in the first half of 2023; and
•Capital expenditures in drilling, completions, facilities, land, midstream assets, and other were $1.2 billion.

(1) Adjusted Free Cash Flow is a non-GAAP financial measure. Please refer to the “Non-GAAP Financial Measures - Reconciliation of Adjusted Free Cash Flow to Cash Provided by Operating Activities” and “Liquidity and Capital Resources” below for additional discussion.

2024 Transaction
On January 2, 2024, we closed the Vencer Acquisition. The Vencer Acquisition included approximately 44,000 net acres in the Midland Basin and certain related crude oil and natural gas assets with average production of approximately 49 MBoe/d in exchange for aggregate consideration of approximately $1.0 billion in cash, 7.2 million shares of our common stock paid at the closing of the Vencer Acquisition, and $550.0 million in cash to be paid on or before January 3, 2025, inclusive of, customary post-closing adjustments. In May and July 2024, we made two early payments totaling $75.0 million towards the deferred consideration, leaving a remaining balance of $475.0 million. The initial cash portion of the acquisition was funded by cash on hand and the issuance of our 2030 Senior Notes for an aggregate principal amount of $1.0 billion. Please refer to Note 2 - Acquisitions and Divestitures under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.
Commodity Prices and Certain Other Market Conditions
The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. Commodity prices in 2024 continue to be impacted by various macro-economic factors influencing the balance of supply and demand. From January through April 2024, pricing rebounded when compared to declining pricing in the fourth quarter of 2023. The rebound was a result of concerns over lower oil supply driven by uncertainties around political conditions in or affecting other crude oil and natural gas producing countries, including the Israel-Palestine conflict. Additionally, in 2024, OPEC+ continued production cuts to seek to stabilize the oil market. Despite OPEC+’s efforts of reducing production, non-OPEC+ countries continued to increase overall output in the second quarter of 2024, including the U.S., albeit at a slower pace. This has led to slightly declining monthly average oil prices to end the second quarter of 2024.
U.S. inflation rates during the first half of 2024 remained stable when compared to the last half of 2023, yet remain slightly higher than historical averages. Inflationary pressures can create economic slowdown and/or lead to a recession. A slowdown or recession can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices. Lower prices and inflationary costs could impact our drilling program. The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide crude oil and natural gas supply and demand, which in turn has increased the volatility of crude oil and natural gas prices.

The below graph depicts monthly average NYMEX WTI crude oil and NYMEX HH natural gas price over the six months ended June 30, 2024 and 2023.
_____________________________
(1) The average NYMEX WTI crude oil price for the three months ended June 30, 2024 and March 31, 2024 was $80.57 and $76.96, respectively. The average NYMEX WTI crude oil price for the six months ended June 30, 2024 and 2023 was $78.77 and $74.95, respectively.
(2) The average NYMEX natural gas HH price for the three months ended three months ended June 30, 2024 and March 31, 2024 was $1.89 and $2.24, respectively. The average NYMEX natural gas HH price for the six months ended June 30, 2024 and 2023 was $2.07 and $2.76, respectively.
In light of uncertainty associated with crude oil and natural gas demand, future monetary policy relating to inflationary pressures, and governmental policies aimed at transitioning toward lower carbon energy, we cannot predict any future volatility in or levels of commodity prices or demand for crude oil and natural gas.
We receive a premium or discount to the benchmark WTI price for our crude oil production. The differential between the benchmark price and the price we receive can reflect adjustments for quality, location, and transportation. Our DJ Basin crude oil price includes a higher-grade quality differential and a transportation differential for delivery to Cushing, Oklahoma. Our Permian Basin crude oil price includes a basis differential between Cushing, Oklahoma and Midland, Texas referred to as the Mid-Cush differential. For 2024, this differential was a premium to WTI. However, basis differentials can be volatile and can change at various times given their high correlation with market dynamics, supply and demand, and overall production.
Our natural gas production is typically sold at a discount to the benchmark NYMEX Henry Hub price. Our DJ Basin natural gas production is sold based on prices established for Colorado Interstate Gas (“CIG”) and our Permian Basin natural gas production is based on the Waha Hub in West Texas. Pricing we receive for our natural gas in both basins is correlated with the capacity of in-field gathering systems, compression, and processing facilities, as well as transportation pipelines out of the basins, of which are majority owned and operated by third parties. During 2024, the Waha Hub has experienced several months of negative pricing due to oversupply, seasonal maintenance, and limited pipeline capacity. We periodically enter into natural gas basis protection swaps to mitigate a portion of our exposure to adverse market changes.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	Percent Change	June 30, 2024	June 30, 2023	Percent Change
Revenues (in thousands):
Crude oil sales	$1,134,720	$1,075,594	5%	$2,210,314	$1,000,807	121%
Natural gas sales	9,386	86,992	(89)%	96,378	146,662	(34)%
NGL sales	167,426	165,170	1%	332,596	166,212	100%
Product revenue	$1,311,532	$1,327,756	(1)%	$2,639,288	$1,313,681	101%

Sales Volumes:
Crude oil (MBbls)	14,136	14,210	(1)%	28,346	14,139	100%
Natural gas (MMcf)	54,415	54,314	—%	108,729	53,255	104%
NGL (MBbls)	7,996	7,268	10%	15,263	7,122	114%
Total sales volumes (MBoe)	31,201	30,530	2%	61,731	30,137	105%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$80.27	$75.69	6%	$77.98	$70.78	10%
Natural gas (per Mcf)	$0.17	$1.60	(89)%	$0.89	$2.75	(68)%
NGL (per Bbl)	$20.94	$22.73	(8)%	$21.79	$23.34	(7)%
Total (per Boe)	$42.03	$43.49	(3)%	$42.75	$43.59	(2)%

Average Sales Prices (after derivatives)(1):
Crude oil (per Bbl)	$78.92	$74.91	5%	$76.91	$70.39	9%
Natural gas (per Mcf)	$0.29	$1.60	(82)%	$0.94	$2.64	(64)%
NGL (per Bbl)	$20.94	$22.73	(8)%	$21.79	$23.34	(7)%
Total (per Boe)	$41.63	$43.12	(3)%	$42.37	$43.20	(2)%
_____________________________
(1)Average sale prices, after derivatives is a non-GAAP financial measure. For a reconciliation of average sales price, before derivatives to average sales price, after derivatives, see Non-GAAP Financial Measures below.

The following table presents crude oil, natural gas, and NGL sales volumes by operating region for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	Percent Change	June 30, 2024	June 30, 2023	Percent Change
Crude oil (MBbls)
DJ Basin	6,174	6,655	(7)%	12,828	14,139	(9)%
Permian Basin	7,962	7,555	5%	15,518	—	100%
Total	14,136	14,210	(1)%	28,346	14,139	100%
Natural gas (MMcf)
DJ Basin	28,693	31,280	(8)%	59,974	53,255	13%
Permian Basin	25,722	23,034	12%	48,755	—	100%
Total	54,415	54,314	—%	108,729	53,255	104%
NGL (MBbls)
DJ Basin	3,335	3,501	(5)%	6,836	7,122	(4)%
Permian Basin	4,661	3,767	24%	8,427	—	100%
Total	7,996	7,268	10%	15,263	7,122	114%
Total sales volumes (MBoe)
DJ Basin	14,291	15,369	(7)%	29,660	30,137	(2)%
Permian Basin	16,910	15,161	12%	32,071	—	100%
Total	31,201	30,530	2%	61,731	30,137	105%
Average sales volumes per day (MBoe/d)
DJ Basin	157	169	(7)%	163	167	(2)%
Permian Basin	186	167	12%	176	—	100%
Total	343	336	2%	339	167	103%
Product revenues remained relatively flat at $1.3 billion for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.
Product revenues increased by 101% to $2.6 billion for the six months ended June 30, 2024 compared to $1.3 billion for the six months ended June 30, 2023. The increase was primarily due to a 105% increase in sales volumes driven by the Hibernia, Tap Rock, and the Vencer acquisitions. The increase was partially offset by a 2% decrease in crude oil equivalent pricing, excluding the impact of derivatives.

The following tables set forth information regarding crude oil, natural gas, and NGL sales prices, excluding the impact of commodity derivatives and production costs for the periods presented.

	Three Months Ended			Six Months Ended
Average Sales Price	June 30, 2024	March 31, 2024	Percent Change	June 30, 2024	June 30, 2023	Percent Change
Crude Oil (Per Bbl)
DJ Basin	$79.24	$73.78	7%	$76.42	$70.78	8%
Permian Basin	$81.07	$77.37	5%	$79.26	$—	100%
Total	$80.27	$75.69	6%	$77.98	$70.78	10%
Natural Gas (Per Mcf)
DJ Basin	$1.42	$2.37	(40)%	$1.92	$2.75	(30)%
Permian Basin	$(1.22)	$0.56	(318)%	$(0.38)	$—	(100)%
Total	$0.17	$1.60	(89)%	$0.89	$2.75	(68)%
NGL (Per Bbl)
DJ Basin	$25.82	$23.51	10%	$24.64	$23.34	6%
Permian Basin	$17.45	$22.00	(21)%	$19.48	$—	100%
Total	$20.94	$22.73	(8)%	$21.79	$23.34	(7)%
Production Cost (Per Boe)(1)
DJ Basin	$3.96	$4.02	(1)%	$3.99	$4.00	—%
Permian Basin	$4.85	$5.49	(12)%	$5.15	$—	100%
Total	$4.44	$4.75	(7)%	$4.59	$4.00	15%
_____________________________
(1)Represents lease operating expense and midstream operating expense per Boe using total sales volumes and excludes ad valorem and severance taxes.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	Percent Change	June 30, 2024	June 30, 2023	Percent Change
Operating Expenses:
Lease operating expense	$126,606	$131,465	(4)%	$258,071	$97,068	166%
Midstream operating expense	11,939	13,561	(12)%	25,500	23,380	9%
Gathering, transportation, and processing	94,469	88,901	6%	183,370	132,225	39%
Severance and ad valorem taxes	101,913	101,906	—%	203,819	104,805	94%
Exploration	1,340	11,534	(88)%	12,874	1,117	**
Depreciation, depletion, and amortization	521,090	466,840	12%	987,930	434,089	128%
Transaction costs	7,877	22,720	(65)%	30,597	31,627	(3)%
General and administrative expense	59,135	57,878	2%	117,013	70,399	66%
Other operating expense	1,458	7,566	(81)%	9,024	1,337	575%
Total operating expenses	$925,827	$902,371	3%	$1,828,198	$896,047	104%
Selected Costs ($ per Boe):
Lease operating expense	$4.06	$4.31	(6)%	$4.18	$3.22	30%
Midstream operating expense(1)	0.38	0.44	(14)%	0.41	0.78	(47)%
Gathering, transportation, and processing	3.03	2.91	4%	2.97	4.39	(32)%
Severance and ad valorem taxes	3.27	3.34	(2)%	3.30	3.48	(5)%
Depreciation, depletion, and amortization	16.70	15.29	9%	16.00	14.40	11%
Transaction costs	0.25	0.74	(66)%	0.50	1.05	(52)%
General and administrative expense	1.90	1.90	—%	1.90	2.34	(19)%
Total selected operating expenses (per Boe)	$29.59	$28.93	2%	$29.26	$29.66	(1)%
_____________________________
** Percent not meaningful
(1)Our midstream assets relate entirely to our DJ Basin operations. If we were to exclude the production of our Permian Basin assets from this calculation, it would result in $0.04 per Boe, or a 5% change between the three months ended June 30, 2024 and March 31, 2024 and $0.08 per Boe, or a 10% change between the six months ended June 30, 2024 and June 30, 2023.
Lease operating expense.  Our lease operating expense decreased 4%, to $126.6 million for the three months ended June 30, 2024, from $131.5 million for the three months ended March 31, 2024, and decreased 6% on an equivalent basis per Boe. The decrease in lease operating expense, in total and on an equivalent basis per Boe was primarily a result of the divestiture of certain non-core assets in the DJ Basin.
Our lease operating expense increased 166%, to $258.1 million for the six months ended June 30, 2024, from $97.1 million for the six months ended June 30, 2023, and increased 30% on an equivalent basis per Boe. The increase in lease operating expense was primarily the result of the Tap Rock, Hibernia, and Vencer acquisitions. The increase in lease operating expense per Boe was a result of the increased cost of operatorship in the Permian Basin as a result of the Tap Rock, Hibernia, and Vencer acquisitions.
Gathering, transportation, and processing. Gathering, transportation, and processing expense increased 6%, to $94.5 million for the three months ended June 30, 2024, from $88.9 million for the three months ended March 31, 2024, and increased 4% on an equivalent basis per Boe. The increase quarter over quarter in gathering, transportation, and processing expense was mainly due to an increase in gas and NGL processed in the Permian Basin for certain midstream contracts where costs are incurred prior to the transfer of control.

Gathering, transportation, and processing expense increased 39%, to $183.4 million for the six months ended June 30, 2024, from $132.2 million for the six months ended June 30, 2023, and decreased 32% on an equivalent basis per Boe. All gathering, transportation, and processing contracts contain annual price escalations, which have contributed to the aggregate increase. For a significant portion of the midstream contracts assumed in the Hibernia, Tap Rock, and Vencer acquisitions, gathering, transportation, and processing costs are incurred subsequent to the transfer of control; thereby, these costs are recorded net within crude oil, natural gas, and NGL sales. As a result, gathering, transportation, and processing expense per Boe decreased period over period.
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
Our severance and ad valorem taxes remained flat at $101.9 million for the three months ended June 30, 2024 and for the three months ended March 31, 2024, and decreased 2% on an equivalent basis per Boe. Crude oil, natural gas, and NGL sales decreased by 1% for the three months ended June 30, 2024 when compared to the three months ended March 31, 2024, resulting in a minimal change in severance and ad valorem taxes on an absolute basis. The slight decrease in severance ad valorem taxes per Boe was primarily due to the divestiture of certain non-core assets in the DJ Basin, as the DJ Basin levies a higher severance and ad valorem tax rate than the Permian Basin.
Our severance and ad valorem taxes increased 94%, to $203.8 million for the six months ended June 30, 2024, from $104.8 million for the six months ended June 30, 2023, and decreased 5% on an equivalent basis per Boe. Crude oil, natural gas, and NGL sales increased by 101% for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023, resulting in higher severance and ad valorem taxes on an absolute basis. The decrease in severance and ad valorem taxes per Boe was primarily due to an increase in crude oil, natural gas, and NGL sales generated through the Hibernia and Vencer acquisitions in the state of Texas, which generally levies lower severance and ad valorem tax rates relative to the states of Colorado and New Mexico.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense (“DD&A”) increased 12%, to $521.1 million for the three months ended June 30, 2024, from $466.8 million for the three months ended March 31, 2024, and increased 9% on an equivalent basis per Boe. DD&A related to crude oil and natural gas properties is directly related to proved reserves, depletable property base, and sales volumes. During the three months ended June 30, 2024, we invested approximately $566.5 million in the development of crude oil and natural gas properties and other, largely for wells turned-in-line since the first quarter, driving an increase in DD&A expense and DD&A expense per Boe. Additionally, we had a 2% increase in sales volumes between periods.
Our DD&A increased 128%, to $987.9 million for the six months ended June 30, 2024, from $434.1 million for the six months ended June 30, 2023, and increased 11% on an equivalent basis per Boe. Subsequent to June 30, 2023, we invested approximately $8.5 billion in the development and acquisition of crude oil and natural gas properties. The increase in total DD&A expense was primarily due to a 105% increase in sales volumes between periods driven by the Hibernia, Tap Rock, and Vencer acquisitions. The increase in DD&A expense per Boe was due to an increase in the depletion rate driven by a greater increase in the depletable property base in proportion to proved reserves.
Transaction costs. During the three months ended June 30, 2024, we incurred $7.9 million in legal, advisor, and other costs associated with our efforts to divest of certain non-core assets in the DJ Basin, as well as integration efforts associated with the Vencer Acquisition. During the three months ended March 31, 2024, we incurred $22.7 million in legal, advisor, and other costs mainly associated with the Vencer Acquisition.
During the six months ended June 30, 2024, we incurred $30.6 million in legal, advisor, and other costs associated with the Vencer Acquisition and subsequent integration, in addition to our efforts to divest of certain non-core assets in the DJ Basin. During the six months ended June 30, 2023, we incurred $31.6 million in short-term financing fees as well as legal, advisor, and other costs associated with the Hibernia and Tap Rock acquisitions.
Please refer to Note 2 - Acquisitions and Divestitures under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion over our acquisitions.
General and administrative expense. Our general and administrative expense remained relatively flat at $59.1 million for the three months ended June 30, 2024, as compared to $57.9 million for the three months ended March 31, 2024, and remained flat on an equivalent basis per Boe.

Our general and administrative expense increased 66%, to $117.0 million for the six months ended June 30, 2024, from $70.4 million for the six months ended June 30, 2023, and decreased 19% on an equivalent basis per Boe. The increase in general and administrative expense was primarily due to the addition of operations in the Permian Basin, significantly driven by an increase in headcount. General and administrative expense per Boe decreased due to a 105% increase in sales volumes.
Derivative gain (loss).  Our derivative gain for the three months ended June 30, 2024 was $7.6 million, as compared to a loss of $109.7 million for the three months ended March 31, 2024. Our derivative gain for the three months ended June 30, 2024 was due to fair market value adjustments resulting from lower market prices relative to our open positions, partially offset by cash settlement losses. Our derivative loss for the three months ended March 31, 2024 was due to fair market value adjustments resulting from higher market prices relative to our open positions as well as cash settlement losses.
Our derivative loss for the six months ended June 30, 2024 was $102.1 million, and our derivative gain for the six months ended June 30, 2023 was $30.1 million. Our derivative loss for the six months ended June 30, 2024 was due to fair market value adjustments resulting from higher market prices relative to our open positions and cash settlement losses. Our derivative gain for the six months ended June 30, 2023 was due to fair market value adjustments resulting from lower market prices relative to our open positions, partially offset by cash settlement losses.
Please refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.
Interest expense.  Our interest expense for the three months ended June 30, 2024 and March 31, 2024 was $114.9 million and $109.8 million, respectively. Average debt outstanding for the three months ended June 30, 2024 and March 31, 2024 was $4.9 billion and $4.6 billion, respectively.
Our interest expense for the six months ended June 30, 2024 and 2023 was $224.7 million and $16.2 million, respectively. The increase in interest expense was attributable to the debt issued in conjunction with the financing of the Hibernia, Tap Rock, and Vencer acquisitions. Average debt outstanding for the six months ended June 30, 2024 and 2023 was $4.7 billion and $429.8 million, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Senior Notes	$84,360	$84,359	$168,719	$11,284
Credit Facility	15,654	11,216	26,870	—
Commitment and letter of credit fees under the Credit Facility	1,335	1,613	2,948	2,613
Amortization of deferred financing costs and deferred acquisition consideration	13,044	12,345	25,389	2,305
Finance lease and other	504	253	757	—
Total interest expense	$114,897	$109,786	$224,683	$16,202
Income tax expense. Our income tax expense for the three months ended June 30, 2024 and March 31, 2024 was $67.0 million and $35.0 million, resulting in an effective tax rate of 23.7% and 16.6% on pre-tax income, respectively. Our effective tax rate differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, tax credits, and other permanent differences. During the first quarter of 2024, income tax expense was additionally impacted by deferred tax benefits from the state apportionment changes as a result of the Vencer Acquisition.
Our income tax expense for the six months ended June 30, 2024 and 2023 was $102.0 million and $109.5 million, resulting in an effective tax rate of 20.7% and 24.3% on pre-tax income, respectively. Our effective tax rate differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, tax credits, and other permanent differences. During the six months ended June 30, 2024, income tax expense was additionally impacted by deferred tax benefits from the state apportionment changes as a result of the Vencer Acquisition.
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
Our primary source of cash flows from operating activities is the sale of crude oil, natural gas, and NGL. As such, our cash flows are subject to significant volatility due to changes in commodity prices, as well as variations in our sales volumes. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, the impact of inflation and monetary policy, weather, product distribution, transportation, processing, and refining capacity, regulatory constraints, and other supply chain dynamics, among other factors.
As of June 30, 2024, our liquidity was $1.4 billion, consisting of cash on hand of $91.9 million and $1.3 billion of available borrowing capacity on our Credit Facility. Borrowing capacity under the Credit Facility is primarily based on the value assigned to the proved reserves attributable to our crude oil and natural gas interests. As of the date of filing of this Quarterly Report on Form 10-Q, the available borrowing capacity on our Credit Facility is $1.2 billion. Our Credit Facility is set to mature in August 2028, with the next scheduled borrowing base redetermination date to occur in November 2024.
The Credit Facility contains customary representations and various affirmative and negative covenants as well as certain financial covenants, including (a) a permitted net leverage ratio of 3.00 to 1.00, (b) a current ratio, inclusive of the unused commitments then available to be borrowed, to not be less than 1.00 to 1.00, and (c) upon the achievement of investment grade credit ratings, a PV-9 coverage ratio of 1.50 to 1.00. We were in compliance with all covenants under the Credit Facility as of June 30, 2024, and through the filing of this Quarterly Report on Form 10-Q. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 for additional information.
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
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$1,172,120	$876,030
Net cash used in investing activities	(1,802,484)	(923,204)
Net cash provided by (used in) financing activities	(404,463)	1,982,040
Cash, cash equivalents, and restricted cash	91,988	2,703,000
Acquisitions of businesses, net of cash acquired	(867,596)	—
Acquisitions of crude oil and natural gas properties	(13,984)	(51,247)
Capital expenditures for drilling and completion activities and other fixed assets	(1,090,697)	(518,949)

Operating Activities
Our net cash flows from operating activities are primarily impacted by commodity prices, sales volumes, net settlements from our commodity derivative positions, operating costs, and general and administrative expenses. Net cash provided by operating activities increased by $296.1 million to $1.2 billion during the six months ended June 30, 2024, compared to $876.0 million during the six months ended June 30, 2023. The increase between periods was primarily due to higher net operating cash flows from the Hibernia, Tap Rock, and Vencer acquisitions. This increase was partially offset by changes in operating assets and liabilities of $458.9 million due to timing of receivable collections and vendor payments and a $191.5 million increase in the cash paid for interest. See “Results of Operations” above for more information on other factors driving these changes.
Investing Activities
Net cash used in investing activities of $1.8 billion for the six months ended June 30, 2024 was primarily the result of the capital expenditures for drilling and completion activities and other fixed assets of $1.1 billion in the DJ Basin and Permian Basin, the Vencer Acquisition of $867.6 million in the Permian Basin, and the acquisitions of crude oil and natural gas properties of $14.0 million, partially offset by proceeds from property transactions of $171.7 million in the DJ Basin.
Net cash used in investing activities of $923.2 million for the six months ended June 30, 2023 was primarily the result of capital expenditures for drilling and completion activities and other fixed assets of $518.9 million, deposits for acquisitions of $352.5 million, and the acquisitions of crude oil and natural gas properties of $51.2 million.
Financing Activities
Net cash used in financing activities of $404.5 million for the six months ended June 30, 2024 was primarily the result of (i) dividends paid of $297.4 million; (ii) the repurchase and retirement of common stock of $191.9 million; and (iii) the payment of employee tax withholdings in exchange for the return of common stock of $8.5 million, partially offset by net draws on the Credit Facility of $100.0 million.
Net cash provided by financing activities of $2.0 billion for the six months ended June 30, 2023 was primarily due to the issuance of an aggregate principal amount of $2.7 billion from our 2028 Senior Notes and our 2031 Senior Notes, partially offset by dividends paid of $347.5 million, the repurchase and retirement of common stock of $320.3 million, and payments of employee tax withholdings in exchange for the return of common stock of $12.6 million.
Material Commitments
There have been no significant changes from our 2023 Form 10-K in our obligations and commitments, other than what is disclosed within Note 6 - Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDAX
Adjusted EBITDAX is a supplemental non-GAAP financial measure that represents earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash and non-recurring charges. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. We present Adjusted EBITDAX because we believe it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our revolving credit facility based on adjusted EBITDAX ratios. In addition, Adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the crude oil and natural gas exploration and production industry. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because Adjusted EBITDAX excludes some, but not all items that affect net income and may vary among companies, the Adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.
The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income	$215,989	$175,821	$391,810	$341,748
Exploration	1,340	11,534	12,874	1,117
Depreciation, depletion, and amortization	521,090	466,840	987,930	434,089
Unused commitments(1)	608	(1,226)	(618)	754
Transaction costs	7,877	22,720	30,597	31,627
Stock-based compensation(2)	12,262	11,199	23,461	17,275
Derivative (gain) loss, net	(7,578)	109,680	102,102	(30,087)
Derivative cash settlements loss	(12,752)	(11,155)	(23,907)	(11,885)
Interest expense	114,897	109,786	224,683	16,202
Interest income(3)	(2,650)	(3,425)	(6,074)	(12,807)
Loss on property transactions, net	—	1,430	1,430	254
Income tax expense	66,993	35,019	102,012	109,452
Adjusted EBITDAX	$918,076	$928,223	$1,846,300	$897,739
_________________________
(1)Included as a portion of other operating expense in the accompanying statements of operations.
(2)Included as a portion of general and administrative expense in the accompanying statements of operations.
(3)Included as a portion of other income in the accompanying statements of operations.
Reconciliation of Cash Provided by Operating Activities to Adjusted Free Cash Flow
Adjusted Free Cash Flow is a supplemental non-GAAP financial measure that is calculated as net cash provided by operating activities before changes in operating assets and liabilities and less exploration and development of crude oil and natural gas properties, changes in working capital related to capital expenditures, and purchases of carbon credits. We believe that Adjusted Free Cash Flow provides additional information that may be useful to investors and analysts in evaluating our ability to generate cash from our existing crude oil and natural gas assets to fund future exploration and development activities and to return cash to stockholders. Adjusted Free Cash Flow is a supplemental measure of liquidity and should not be viewed as a substitute for cash flows from operations because it excludes certain required cash expenditures.

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of Adjusted Free Cash Flow (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$359,568	$812,552	$1,172,120	$876,030
Add back: Changes in operating assets and liabilities, net	444,252	(17,433)	426,819	(32,064)
Cash flow from operations before changes in operating assets and liabilities	803,820	795,119	1,598,939	843,966
Less: Cash paid for capital expenditures for drilling and completion activities and other fixed assets	(519,120)	(571,577)	(1,090,697)	(518,949)
Less: Changes in working capital related to capital expenditures	(47,389)	(77,955)	(125,344)	56,345
Capital expenditures	(566,509)	(649,532)	(1,216,041)	(462,604)
Less: Purchases of carbon credits and renewable energy credits	(1,886)	—	(1,886)	(5,651)
Adjusted Free Cash Flow	$235,425	$145,587	$381,012	$375,711
Reconciliation of average sales price, after derivatives
Average sales price, after derivatives is a non-GAAP financial measure that incorporates the net effect of derivative cash receipts from or payments on commodity derivatives that are presented in our statements of cash flows, netted into the average sales price, before derivatives, the most directly comparable GAAP financial measure. We believe that the presentation of average sales price, after derivatives is a useful means to reflect the actual cash performance of our commodity derivatives for the respective periods and is useful to management and our stockholders in determining the effectiveness of our price risk management program.
The following table provides a reconciliation of the GAAP financial measure of average sales price, before derivatives to the non-GAAP financial measure of average sales prices, after derivatives for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Average crude oil sales price (per Bbl)	$80.27	$75.69	$77.98	$70.78
Effects of derivatives, net (per Bbl) (1)	(1.35)	(0.78)	(1.07)	(0.39)
Average crude oil sales price (after derivatives) (per Bbl)	$78.92	$74.91	$76.91	$70.39

Average natural gas sales price (per Mcf)	$0.17	$1.60	$0.89	$2.75
Effects of derivatives, net (per Mcf) (1)	0.12	—	0.05	(0.11)
Average natural gas sales price (after derivatives) (per Mcf)	$0.29	$1.60	$0.94	$2.64

Average NGL sales price (per Bbl)	$20.94	$22.73	$21.79	$23.34
Effects of derivatives, net (per Bbl) (1)	—	—	—	—
Average NGL sales price (after derivatives) (per Bbl)	$20.94	$22.73	$21.79	$23.34
_________________________
(1)Derivatives economically hedge the price we receive for crude oil, natural gas, and NGL. For the three months ended June 30, 2024, the derivative cash settlement loss for crude oil was $19.2 million, and the derivative cash settlement gain for natural gas was $6.4 million. For the three months ended March 31, 2024, the derivative cash settlement loss for crude oil and natural gas was $11.1 million and zero, respectively. For the six months ended June 30, 2024, the derivative cash settlement loss for crude oil was $30.3 million, and the derivative cash settlement gain for natural gas was $6.4 million. For the six months ended June 30, 2023, the derivative cash settlement loss for crude oil and natural gas was $5.6 million and $6.3 million, respectively. We did not hedge the price we receive for NGL during the periods presented. Please refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosures.

New Accounting Pronouncements
Please refer to Note 1 - Summary of Significant Accounting Policies under Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 - Summary of Significant Accounting Policies in the 2023 Form 10-K for any recently issued or adopted accounting standards.
Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2023 Form 10-K. During the three months ended June 30, 2024, there were no significant changes in the application of critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crude Oil and Natural Gas Price Risk
Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of crude oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing crude oil and natural gas prices include the level of global demand for crude oil and natural gas, the global supply of crude oil and natural gas, the establishment of and compliance with production quotas by crude oil exporting countries, weather conditions which impact the supply and demand for crude oil and natural gas, the price and availability of alternative fuels, local and global politics, and overall economic conditions. It is impossible to predict future crude oil and natural gas prices with any degree of certainty. Sustained weakness in crude oil and natural gas prices may adversely affect our financial condition and results of operations and may also reduce the amount of crude oil and natural gas reserves that we can produce economically. Any reduction in our crude oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in crude oil and natural gas prices can have a favorable impact on our financial condition, results of operations, and capital resources.
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
Interest Rates
As of June 30, 2024 and July 31, 2024, we had $850.0 million and $950.0 million, respectively, outstanding on our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to an Alternate Base Rate or Secured Overnight Financing Rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of June 30, 2024, and through the filing date of this Quarterly Report on Form 10-Q, we were in compliance with all financial and non-financial covenants under the Credit Facility.
Counterparty and Customer Credit Risk
In connection with our derivative activities, we have exposure to financial institutions in the form of derivative transactions. As of June 30, 2024 and July 26, 2024, our derivative contracts have been executed with 15 counterparties, all of which are members of the Credit Facility lender group and have investment grade credit ratings. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this Quarterly Report on Form 10-Q or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors identified in Part I, Item 1A in our 2023 Form 10-K, together with other information in this Quarterly Report on Form 10-Q and other reports and materials we may subsequently file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table provides information about our purchases of our common stock during the three months ended June 30, 2024:

	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value that May Yet be Purchased as Part of Publicly Announced Plans or Programs (in thousands)(1)
April 1, 2024 - April 30, 2024	9,477	$74.87	—	$412,878
May 1, 2024 - May 31, 2024	1,050,119	71.99	1,041,667	337,878
June 1, 2024 - June 30, 2024	725,783	68.84	725,141	287,956
Total	1,785,379	$70.73	1,766,808	$287,956
_________________________
(1)In February 2023, our Board provided authorization for the stock repurchase program pursuant to which we may, from time to time and through December 31, 2024, acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with the Rule 10b5-1 of the Exchange Act in an amount not to exceed $1.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. In June 2023, commensurate with the announcement of the Hibernia and Tap Rock acquisitions, our Board reduced the amount of stock authorized for repurchase by us under the stock repurchase program from $1.0 billion to $500.0 million. Finally, in July 2024 our Board authorized a new stock repurchase program authorizing repurchases of up to $500 million of our outstanding shares of common stock, replacing our prior stock repurchase program that has been terminated. The stock repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by our Board at any time.
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
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
Sixth Amendment to Amended and Restated Credit Agreement, dated June 12, 2024, among Civitas Resources, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K, File No. 001-35371, filed on June 14, 2024)

10.2**
Civitas Resources, Inc. 2024 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Civitas Resources, Inc.’s Registration Statement on Form S-8, File No. 333-280082, filed on June 10, 2024)

10.3**†	Form of Director Restricted Stock Unit Award Agreement under the Civitas Resources, Inc. 2024 Long Term Incentive Plan
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CIVITAS RESOURCES, INC.

Date:	August 1, 2024	By:	/s/ Chris Doyle
Chris Doyle
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer and Treasurer (principal financial officer)

		By:	/s/ Kayla D. Baird
Kayla D. Baird
Senior Vice President and Chief Accounting Officer (principal accounting officer)