Form 10-Q
period 2024-09-30
CIVITAS RESOURCES, INC.
filed 2024-11-07
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of November 6, 2024, the registrant had 96,514,065 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
•our ability to achieve, reach, or otherwise meet initiatives, plans, or ambitions with respect to environmental, social, and governance matters;
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

•our ability to pursue potential future capital management activities such as stock repurchases, paying dividends on our common stock at their current level or at all, or additional mechanisms to return excess capital to our stockholders;
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
•the effects of disruption of our operations or excess supply of crude oil and natural gas and other effects of world health events, and the actions by certain crude oil and natural gas producing countries;
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
•uncertainties associated with estimates of proved crude oil and natural gas reserves;
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
•potential impacts following the result of the presidential election in the United States, including volatility in the political, legal, and regulatory environments;
•political conditions in or affecting other producing countries, including conflicts or hostilities in or relating to the Middle East (including the current events related to the Israel-Palestine conflict), South America, and Russia (including the current events involving Russia and Ukraine), and other sustained military campaigns or acts of terrorism or sabotage and the effects therefrom; and
•other economic, competitive, governmental, legislative, regulatory, geopolitical, and technological factors that may negatively impact our businesses, operations, or pricing.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$47,075	$1,124,797
Accounts receivable, net:
Crude oil and natural gas sales	549,074	505,961
Joint interest and other	201,202	247,228
Derivative assets	94,312	35,192
Deposits for acquisitions	—	163,164
Prepaid expenses and other	67,955	68,070
Total current assets	959,618	2,144,412
Property and equipment (successful efforts method):
Proved properties	16,310,966	12,738,568
Less: accumulated depreciation, depletion, and amortization	(3,751,613)	(2,339,541)
Total proved properties, net	12,559,353	10,399,027
Unproved properties	782,027	821,939
Wells in progress	514,590	536,858
Other property and equipment, net of accumulated depreciation of $11,522 in 2024 and $9,808 in 2023	55,297	62,392
Total property and equipment, net	13,911,267	11,820,216
Derivative assets	4,492	8,233
Other noncurrent assets	132,416	124,458
Total assets	$15,007,793	$14,097,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$586,329	$565,708
Production taxes payable	320,523	421,045
Crude oil and natural gas revenue distribution payable	635,512	766,123
Derivative liability	14,168	18,096
Deferred acquisition consideration	469,183	—
Other liabilities	88,394	80,915
Total current liabilities	2,114,109	1,851,887
Long-term liabilities:
Debt, net	4,841,523	4,785,732
Ad valorem taxes	203,471	307,924
Derivative liability	10,890	—
Deferred income tax liabilities, net	752,175	564,781
Asset retirement obligations	310,417	305,716
Other long-term liabilities	106,731	99,958
Total liabilities	8,339,316	7,915,998
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 97,091,021 and 93,774,901 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5,037	5,004
Additional paid-in capital	5,255,278	4,964,450
Retained earnings	1,408,162	1,211,867
Total stockholders’ equity	6,668,477	6,181,321
Total liabilities and stockholders’ equity	$15,007,793	$14,097,319
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating net revenues:
Crude oil, natural gas, and NGL sales	$1,271,375	$1,034,410	$3,910,663	$2,348,090
Other operating income	670	1,506	3,279	4,374
Total operating net revenues	1,272,045	1,035,916	3,913,942	2,352,464
Operating expenses:
Lease operating expense	146,761	94,660	404,832	191,728
Midstream operating expense	11,225	11,661	36,725	35,041
Gathering, transportation, and processing	96,414	77,540	279,784	209,765
Severance and ad valorem taxes	87,262	83,437	291,081	188,242
Exploration	861	429	13,735	1,546
Depreciation, depletion, and amortization	523,929	320,469	1,511,859	754,558
Transaction costs	140	28,450	30,737	60,077
General and administrative expense	56,729	36,154	173,742	106,553
Other operating expense	2,114	3,918	11,138	5,255
Total operating expenses	925,435	656,718	2,753,633	1,552,765
Other income (expense):
Derivative gain (loss), net	151,029	(150,661)	48,927	(120,574)
Interest expense	(117,760)	(76,467)	(342,443)	(92,669)
Loss on property transactions, net	—	—	(1,430)	(254)
Other income	9,233	17,288	17,571	34,356
Total other income (expense)	42,502	(209,840)	(277,375)	(179,141)
Income from operations before income taxes	389,112	169,358	882,934	620,558
Income tax expense	(93,309)	(29,686)	(195,321)	(139,138)
Net income	$295,803	$139,672	$687,613	$481,420

Earnings per common share:
Basic	$3.02	$1.57	$6.91	$5.75
Diluted	$3.01	$1.56	$6.88	$5.70
Weighted-average common shares outstanding:
Basic	97,905	88,911	99,540	83,700
Diluted	98,224	89,631	99,951	84,468
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2023	93,774,901	$5,004	$4,964,450	$1,211,867	$6,181,321
Issuance pursuant to acquisition	7,181,527	72	488,846	—	488,918
Restricted common stock issued	255,442	2	—	—	2
Stock used for tax withholdings	(99,307)	(1)	(7,069)	—	(7,070)
Common stock repurchased and retired	(1,028,468)	(10)	(54,447)	(12,479)	(66,936)
Stock-based compensation	—	—	11,199	—	11,199
Dividends declared, $1.45 per share	—	—	—	(148,327)	(148,327)
Net income	—	—	—	175,821	175,821
Balances, March 31, 2024	100,084,095	5,067	5,402,979	1,226,882	6,634,928
Restricted common stock issued	48,999	1	—	—	1
Stock used for tax withholdings	(18,571)	—	(1,436)	—	(1,436)
Exercise of stock options	222	—	6	—	6
Common stock repurchased and retired	(1,766,808)	(18)	(95,380)	(29,538)	(124,936)
Stock-based compensation	—	—	12,262	—	12,262
Dividends declared, $1.50 per share	—	—	—	(150,797)	(150,797)
Net income	—	—	—	215,989	215,989
Balances, June 30, 2024	98,347,937	5,050	5,318,431	1,262,536	6,586,017
Restricted common stock issued	129,371	—	—	—	—
Stock used for tax withholdings	(42,354)	—	(3,135)	—	(3,135)
Exercise of stock options	111	—	4	—	4
Common stock repurchased and retired	(1,344,044)	(13)	(72,683)	(5,293)	(77,989)
Stock-based compensation	—	—	12,661	—	12,661
Dividends declared, $1.52 per share	—	—	—	(144,884)	(144,884)
Net income	—	—	—	295,803	295,803
Balances, September 30, 2024	97,091,021	$5,037	$5,255,278	$1,408,162	$6,668,477

Balances, December 31, 2022	85,120,287	$4,918	$4,211,197	$1,157,804	$5,373,919
Restricted common stock issued	112,052	—	—	—	—
Stock used for tax withholdings	(30,111)	—	(2,118)	—	(2,118)
Exercise of stock options	13,352	—	440	—	440
Common stock repurchased and retired	(4,918,032)	(49)	(243,312)	(60,094)	(303,455)
Stock-based compensation	—	—	7,380	—	7,380
Dividends declared, $2.15 per share	—	—	—	(176,878)	(176,878)
Net income	—	—	—	202,461	202,461
Balances, March 31, 2023	80,297,548	4,869	3,973,587	1,123,293	5,101,749
Restricted common stock issued	375,615	4	—	—	4
Stock used for tax withholdings	(139,895)	(1)	(10,495)	—	(10,496)
Exercise of stock options	111	—	4	—	4
Common stock repurchased and retired	(312,766)	(3)	(15,478)	(4,917)	(20,398)
Stock-based compensation	—	—	9,895	—	9,895
Dividends declared, $2.12 per share	—	—	—	(173,358)	(173,358)
Net income	—	—	—	139,287	139,287
Balances, June 30, 2023	80,220,613	4,869	3,957,513	1,084,305	5,046,687
Issuance pursuant to acquisition	13,538,472	135	990,069	—	990,204
Restricted common stock issued	21,596	—	—	—	—
Stock used for tax withholdings	(8,783)	—	(693)	—	(693)
Exercise of stock options	465	—	15	—	15
Common stock repurchased and retired	—	—	—	3,456	3,456
Stock-based compensation	—	—	8,302	—	8,302
Dividends declared, $1.74 per share	—	—	—	(167,010)	(167,010)
Net income	—	—	—	139,672	139,672
Balances, September 30, 2023	93,772,363	$5,004	$4,955,206	$1,060,423	$6,020,633
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$687,613	$481,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,511,859	754,558
Stock-based compensation	36,122	25,577
Derivative (gain) loss, net	(48,927)	120,574
Derivative cash settlement loss, net	(5,712)	(44,907)
Amortization of deferred financing costs and deferred acquisition consideration	38,927	5,706
Loss on property transactions, net	1,430	254
Deferred income tax expense	187,395	138,972
Other, net	(3,000)	(409)
Changes in operating assets and liabilities, net	(398,549)	(86,173)
Net cash provided by operating activities	2,007,158	1,395,572
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(905,096)	(3,650,491)
Acquisitions of crude oil and natural gas properties	(24,344)	(60,975)
Capital expenditures for drilling and completion activities and other fixed assets	(1,632,107)	(782,119)
Proceeds from property transactions	163,280	5,764
Purchases of carbon credits and renewable energy credits	(3,918)	(5,864)
Other, net	2,000	(3,178)
Net cash used in investing activities	(2,400,185)	(4,496,863)
Cash flows from financing activities:
Proceeds from credit facility	1,650,000	1,120,000
Payments to credit facility	(1,600,000)	(470,000)
Proceeds from issuance of senior notes	—	2,666,250
Payment of deferred financing costs and other	(6,509)	(42,909)
Dividends paid	(446,213)	(511,031)
Common stock repurchased and retired	(269,861)	(320,398)
Proceeds from exercise of stock options	10	458
Payment of employee tax withholdings in exchange for the return of common stock	(11,641)	(13,302)
Principal payments on finance lease obligations	(2,499)	(483)
Net cash provided by (used in) financing activities	(686,713)	2,428,585
Net change in cash, cash equivalents, and restricted cash	(1,079,740)	(672,706)
Cash, cash equivalents, and restricted cash:
Beginning of period(1)(2)	1,126,815	768,134
End of period(2)	$47,075	$95,428
(1) Includes $2.0 million of restricted cash consisting of $1.9 million of interest earned on cash held in escrow that is presented in deposits for acquisitions and $0.1 million of funds for road maintenance and repairs that is presented in other noncurrent assets within the accompanying unaudited condensed consolidated balance sheets (“balance sheets”) for the period ended December 31, 2023.

(2) Includes $0.1 million of restricted cash consisting of funds for road maintenance and repairs that is presented in other noncurrent assets within the balance sheets for the periods ended December 31, 2022 and September 30, 2023.

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
The December 31, 2023 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our 2023 Form 10-K, but does not include all disclosures, including notes required by GAAP. As such, this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our 2023 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, we evaluated events subsequent to the balance sheet date of September 30, 2024 through the filing date of this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year or any other future period. Additionally, certain insignificant prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements. Such reclassifications did not have a material impact on prior period consolidated financial statements.
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
As of the filing of this Quarterly Report, we have not elected to early adopt ASU 2023-07 or ASU 2023-09. There are no other accounting standards applicable that would have a material effect on our financial statements and disclosures that have been issued but not yet adopted as of September 30, 2024, and through the filing date of this Quarterly Report on Form 10-Q.
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

Consideration (in thousands, except shares and per share amount)
Cash consideration	$996,420
Deferred acquisition consideration(1)(3)	$532,284

Shares of common stock issued	7,181,527
Closing price per share(2)	$68.08
Equity consideration(4)	$488,918

Total consideration	$2,017,622
_______________________
(1)Based on discounted fixed and determinable future payments of cash.
(2)Based on the closing stock price of Civitas common stock on January 2, 2024.
(3)Amounts represent non-cash investing activities until such time payments are made, as applicable. Refer to Note 5 - Debt for additional information.
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
Through September 30, 2024, there have been immaterial adjustments made to the allocation presented in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 2, 2024. The purchase price allocation for the Vencer Acquisition is preliminary, and we continue to assess the fair values of certain of the Vencer assets acquired and liabilities assumed. We expect to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period.
Hibernia Acquisition
On August 2, 2023, we acquired all of the issued and outstanding equity ownership interests of Hibernia Energy III, LLC (“HE3”) and Hibernia Energy III-B, LLC (“HE3-B”, and together with HE3, “Hibernia”) for aggregate consideration of approximately $2.2 billion in cash, inclusive of customary post-closing adjustments (the “Hibernia Acquisition”). The following table presents the final purchase price allocation of the assets acquired and the liabilities assumed in the Hibernia Acquisition:

Final Purchase Price Allocation (in thousands)
Assets Acquired
Cash and cash equivalents	$30,671
Accounts receivable - crude oil and natural gas sales	86,262
Accounts receivable - joint interest and other	4,463
Proved properties	2,150,872
Unproved properties	115,802
Other property and equipment	520
Right-of-use assets	30,393
Total assets acquired	$2,418,983

Liabilities Assumed
Accounts payable and accrued expenses	$110,022
Production taxes payable	10,320
Crude oil and natural gas revenue distribution payable	75,267
Asset retirement obligations	8,299
Lease liability	30,393
Total liabilities assumed	234,301
Net assets acquired	$2,184,682

The purchase price allocation for the Hibernia Acquisition was finalized as of the third quarter of 2024 with immaterial adjustments made to the allocation presented in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 7, 2023.
Tap Rock Acquisition
On August 2, 2023, we acquired all of the issued and outstanding equity ownership interests of Tap Rock AcquisitionCo, LLC (“Tap Rock AcquisitionCo”), Tap Rock Resources II, LLC (“Tap Rock Resources II”), and Tap Rock NM10 Holdings, LLC (“Tap Rock NM10” and, together with Tap Rock AcquisitionCo and Tap Rock NM10, “Tap Rock”) for aggregate consideration of approximately $2.5 billion, inclusive of customary post-closing adjustments (the “Tap Rock Acquisition”). The following tables present the consideration transferred and final purchase price allocation of the assets acquired and the liabilities assumed in the Tap Rock Acquisition:

Consideration (in thousands, except shares and per share amount)
Cash consideration	$1,502,880

Shares of common stock issued	13,538,472
Closing price per share(1)	$73.14
Equity consideration	$990,204

Total consideration	$2,493,084
_______________________
(1)Based on the closing stock price of Civitas common stock on August 2, 2023.

Final Purchase Price Allocation (in thousands)
Assets Acquired
Cash and cash equivalents	$6,543
Accounts receivable - crude oil and natural gas sales	105,509
Accounts receivable - joint interest and other	30,415
Prepaid expenses and other	17,930
Proved properties	2,334,678
Unproved properties	300,859
Other property and equipment	12,827
Right-of-use assets	626
Total assets acquired	$2,809,387

Liabilities Assumed
Accounts payable and accrued expenses	$157,606
Production taxes payable	9,692
Crude oil and natural gas revenue distribution payable	68,094
Ad valorem taxes	1,407
Asset retirement obligations	28,612
Lease liability	626
Deferred revenue	50,266
Total liabilities assumed	316,303
Net assets acquired	$2,493,084
The purchase price allocation for the Tap Rock Acquisition was finalized as of the third quarter of 2024 with immaterial adjustments made to the allocation presented in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 7, 2023.

Revenue and earnings of the acquiree
The results of operations for the Vencer Acquisition since the closing date have been included on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024. The amount of revenue of Vencer included in our accompanying unaudited condensed consolidated statements of operations (“statements of operations”) was approximately $186.9 million and $584.9 million during the three and nine months ended September 30, 2024, respectively. We determined that disclosing the amount of Vencer-related net income included in the accompanying statements of operations is impracticable as the operations from the acquisition were integrated into our operations from the date of the acquisition.
Supplemental pro forma financial information
The results of operations for the Vencer, Hibernia, and Tap Rock acquisitions since their respective closing dates have been included in our unaudited condensed consolidated financial statements and therefore do not require pro forma disclosure for the three and nine months ended September 30, 2024. The following unaudited pro forma financial information (in thousands, except per share amounts) represents a summary of the consolidated results of operations for the three and nine months ended September 30, 2023, assuming the Vencer Acquisition had been completed as of January 1, 2023 and the Hibernia and Tap Rock acquisitions had been completed as of January 1, 2022. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the Vencer, Hibernia, and Tap Rock acquisitions had been effective as of those dates, or of future results, and includes certain nonrecurring pro forma adjustments that were directly related to these business combinations.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total revenue	$1,448,735	$3,886,210
Net income	278,564	843,161
Earnings per common share - basic	$2.74	$8.35
Earnings per common share - diluted	2.72	8.29
Transaction costs
Transaction costs related to the aforementioned acquisitions are accounted for separately from the assets acquired and liabilities assumed and are included in transaction costs in the accompanying statements of operations. Transaction costs also include costs associated with our efforts to divest of certain non-core assets in the DJ Basin, completed in early 2024. We incurred transaction costs of $0.1 million and $28.5 million during the three months ended September 30, 2024 and 2023, respectively, and $30.7 million and $60.1 million during the nine months ended September 30, 2024 and 2023, respectively.

NOTE 3 - REVENUE RECOGNITION
Crude oil, natural gas, and NGL sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream and operating region is disaggregated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales by Commodity and Operating Region	2024	2023	2024	2023
Crude oil
DJ Basin	$487,311	$582,798	$1,467,376	$1,583,605
Permian Basin	616,563	258,595	1,846,813	258,595
Total	1,103,874	841,393	3,314,189	1,842,200
Natural gas
DJ Basin	45,009	67,418	159,860	214,079
Permian Basin	(35,522)	12,694	(53,995)	12,694
Total	9,487	80,112	105,865	226,773
NGL
DJ Basin	79,970	77,502	248,357	243,714
Permian Basin	78,044	35,403	242,252	35,403
Total	158,014	112,905	490,609	279,117
Crude oil, natural gas, and NGL
DJ Basin	612,290	727,718	1,875,593	2,041,398
Permian Basin	659,085	306,692	2,035,070	306,692
Total	$1,271,375	$1,034,410	$3,910,663	$2,348,090
For the three and nine months ended September 30, 2024 and 2023, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was insignificant. As of September 30, 2024 and December 31, 2023, our receivables from contracts with customers were $549.1 million and $506.0 million, respectively.
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable trade	$76,824	$55,750
Accrued drilling and completion costs	171,843	149,520
Accrued crude oil and natural gas operating expense	156,730	149,483
Accrued general and administrative expense	33,344	30,095
Accrued transaction costs	63	8,796
Accrued interest expense	109,324	141,401
Other accrued expenses	38,201	30,663
Total accounts payable and accrued expenses	$586,329	$565,708

NOTE 5 - DEBT
Debt, net of unamortized discounts and deferred financing costs, consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Outstanding principal balances on Senior Notes:
2026 Senior Notes (5.000%)	$400,000	$400,000
2028 Senior Notes (8.375%)	1,350,000	1,350,000
2030 Senior Notes (8.625%)	1,000,000	1,000,000
2031 Senior Notes (8.750%)	1,350,000	1,350,000
Outstanding principal balances on Senior Notes, gross	4,100,000	4,100,000
Less: unamortized discount and deferred financing costs	(58,477)	(64,268)
Outstanding principal balances on Senior Notes, net	4,041,523	4,035,732
Outstanding balance on Credit Facility	800,000	750,000
Long-term debt	4,841,523	4,785,732
Deferred acquisition consideration	469,183	—
Total debt	$5,310,706	$4,785,732
Senior Notes
The table below summarizes the face values, interest rates, maturity dates, and semi-annual interest payment dates related to our outstanding senior note obligations as of September 30, 2024 (in thousands):

	Interest Rate	Interest Payment Dates	Principal Amount	Maturity Date
2026 Senior Notes	5.000%	April 15, October 15	$400,000	October 15, 2026
2028 Senior Notes	8.375%	January 1, July 1	1,350,000	July 1, 2028
2030 Senior Notes	8.625%	May 1, November 1	1,000,000	November 1, 2030
2031 Senior Notes	8.750%	January 1, July 1	1,350,000	July 1, 2031
The 2026 Senior Notes, 2028 Senior Notes, 2030 Senior Notes, and 2031 Senior Notes (collectively, the “Senior Notes”) are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and any future unsecured senior debt and are senior in right of payment to any future subordinated debt. The Company may redeem some or all of its Senior Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing subsidiaries and are expected to be guaranteed by certain other future subsidiaries that may be required to guarantee the Senior Notes.
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
As of September 30, 2024, the borrowing base and aggregate elected commitments under the Credit Agreement were $3.4 billion and $2.2 billion, respectively. The next scheduled borrowing base redetermination date is in November 2024.
Interest and commitment fees associated with the Credit Facility are accrued based on a revolving loan commitment utilization grid set forth in the Credit Agreement. Borrowings under the Credit Facility bear interest at a per annum rate equal to, at our option, either (i) the Alternate Base Rate (“ABR”) plus the applicable margin, or (ii) the term-specific Secured Overnight Financing Rate (“SOFR”) plus the applicable margin. ABR is established as a rate per annum equal to the greatest of (a) the rate of interest publicly announced by JPMorgan as its prime rate, (b) the applicable rate of interest published by the Federal Reserve Bank of New York plus 0.5%, or (c) the term-specific SOFR for an interest period of one month plus 1.0%, in each case, subject to a 1.5% floor, plus an applicable margin of 0.75% to 1.75% based on the utilization of the Credit Facility. Term-specific SOFR is based on one-, three-, or six-month terms as selected by us and is subject to a 0.5% floor, plus an applicable margin of 1.75% to 2.75%, based on the utilization of the Credit Facility. Interest on borrowings that bear interest at the SOFR are payable on the last day of the applicable interest period selected by us, and interest on borrowings that bear interest at the ABR are payable quarterly in arrears.
The Credit Facility is guaranteed by all our restricted domestic subsidiaries and is secured by first priority security interests on substantially all assets, including a mortgage on at least 90% of the total value of the proved properties evaluated in the most recently delivered reserve reports, including any engineering reports relating to the crude oil and natural gas properties of our restricted domestic subsidiaries, subject to customary exceptions.
The Credit Facility contains customary representations and affirmative covenants. The Credit Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, including the suspension and/or modification of certain covenants in the event that we receive investment grade credit ratings, include restrictions on (i) liens, (ii) indebtedness, guarantees and other obligations, (iii) restrictions in agreements on liens and distributions, (iv) mergers or consolidations, (v) asset sales, (vi) restricted payments, (vii) investments, (viii) affiliate transactions, (ix) change of business, (x) foreign operations or subsidiaries, (xi) changes to organizational documents, (xii) use of proceeds from loans and letters of credit, (xiii) hedging transactions, (xiv) additional subsidiaries, (xv) changes in fiscal year or fiscal quarter, (xvi) prepayments of certain debt and other obligations, (xvii) sales or discounts of receivables, and (xviii) dividend payment thresholds.
In addition, we are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) a maximum ratio of our consolidated net indebtedness to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1.00, (b) a current ratio, inclusive of the unused commitments under the Credit Facility then available to be borrowed, to not be less than 1.00 to 1.00, and (c) upon the achievement of investment grade credit ratings, a PV-9 coverage ratio of the net present value, discounted at 9% per annum, of the estimated future net revenues expected in the proved reserves to our total net indebtedness of not less than 1.50 to 1.00 (“PV-9 Coverage Ratio”). We were in compliance with all covenants under the Credit Facility as of September 30, 2024 and through the filing of this Quarterly Report on Form 10-Q.

The following table presents the outstanding balance, letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in thousands):

	November 6, 2024	September 30, 2024	December 31, 2023
Outstanding balance	$850,000	$800,000	$750,000
Letters of credit	2,100	2,100	2,100
Available borrowing capacity	1,347,900	1,397,900	1,097,900
Total aggregate elected commitments	$2,200,000	$2,200,000	$1,850,000
As of September 30, 2024 and December 31, 2023, the unamortized deferred financing costs associated with amendments to the Credit Facility were $31.4 million and $34.4 million, respectively. Of the unamortized deferred financing costs, (i) $23.2 million and $26.9 million are presented within other noncurrent assets on the accompanying balance sheets as of September 30, 2024 and December 31, 2023, respectively, and (ii) $8.2 million and $7.5 million are presented within prepaid expenses and other on the accompanying balance sheets as of September 30, 2024 and December 31, 2023, respectively.
Deferred Acquisition Consideration
The Vencer Acquisition included deferred consideration of $550.0 million to be paid in cash on or before January 3, 2025. We discounted this obligation and recorded $532.3 million as deferred acquisition consideration upon closing and are amortizing the discount to interest expense in the accompanying statements of operations until the payment is made. During the nine months ended September 30, 2024, we paid $75.0 million of this deferred consideration, which is recorded as a cash outflow within the acquisitions of businesses, net of cash acquired in the accompanying unaudited condensed consolidated statements of cash flows (“statements of cash flows”). $475.0 million of deferred consideration remains to be paid on or before January 3, 2025.
Interest Expense
For the three months ended September 30, 2024 and 2023, we incurred interest expense of $117.8 million and $76.5 million, respectively. Interest expense for the three months ended September 30, 2024 includes $9.5 million related to the amortization of deferred acquisition consideration associated with the Vencer Acquisition. For the nine months ended September 30, 2024 and 2023, we incurred interest expense of $342.4 million and $92.7 million, respectively. Interest expense for the nine months ended September 30, 2024 includes $27.4 million related to the amortization of deferred acquisition consideration associated with the Vencer Acquisition.
NOTE 6 - COMMITMENTS AND CONTINGENCIES
Commitments. We routinely enter into, extend, or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing, and water delivery commitments. There were no significant commitments entered into during the nine months ended September 30, 2024. For details of our existing commitments, refer to Note 6 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our 2023 Form 10-K.
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
NOTE 7 - STOCK-BASED COMPENSATION
Long Term Incentive Plans
In June 2024, in connection with our stockholders’ approval at our 2024 annual meeting of stockholders, we adopted the 2024 Long Term Incentive Plan (the “2024 LTIP”), which provides for the issuance of restricted stock units, performance stock units, stock options, and various other forms of awards, and reserved 3,100,000 shares of common stock for issuance under the 2024 LTIP. The 2024 LTIP supersedes and replaces all of our previous long-term incentive plans (the “Prior Plans”), such that awards may not be granted under the Prior Plans subsequent to the adoption of the 2024 LTIP. Awards granted under the Prior Plans will remain subject to the terms and conditions set forth in the applicable Prior Plan. The Prior Plans and 2024 LTIP are collectively referred to herein as the “LTIP.”

We record compensation expense associated with the issuance of awards under the LTIP on a straight-line basis over the vesting period based on the fair value of the awards as of the date of grant within general and administrative expense in the accompanying statements of operations. The following table outlines the compensation expense recorded by type of award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted and deferred stock units	$7,535	$4,711	$21,333	$13,905
Performance stock units	5,126	3,591	14,789	11,672
Total stock-based compensation	$12,661	$8,302	$36,122	$25,577
As of September 30, 2024, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in thousands):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$42,611	2027
Performance stock units	27,966	2026
Total unrecognized stock-based compensation	$70,577
Restricted Stock Units and Deferred Stock Units
We grant time-based restricted stock units (“RSUs”) to our officers, executives, and employees and time-based deferred stock units (“DSUs”) to our non-employee directors under the LTIP. Each RSU and DSU represents a right to receive one share of our common stock after the RSU or DSU vests and is settled. RSUs generally vest ratably either over a one, two, or three-year service period on each anniversary following the grant date. RSUs are settled in shares of our common stock shortly after vesting. DSUs generally vest over a one-year period following the grant date. DSUs are settled in shares of our common stock upon the non-employee director’s separation of service from our Board of Directors (our “Board”). The grant-date fair value of RSUs and DSUs is equal to the closing price of our common stock on the date of the grant.
The following table presents the changes in non-vested RSUs and DSUs for the nine months ended September 30, 2024:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	855,627	$66.31
Granted	472,485	64.45
Vested	(294,594)	64.65
Forfeited	(58,841)	67.18
Non-vested, end of period	974,677	$65.86
The aggregate grant-date fair value of the RSUs and DSUs granted under the LTIP during the nine months ended September 30, 2024 was $30.5 million.
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
The following table presents the change of non-vested PSUs for the nine months ended September 30, 2024:

	PSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	472,593	$92.08
Granted(1)	270,509	74.55
Additional shares based on performance(2)	59,504	97.45
Vested(2)	(139,218)	91.59
Forfeited	(13,342)	99.71
Non-vested, end of period(1)	650,046	$85.23
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
(2)Upon completion of the performance period for the PSUs granted in 2021, a performance achievement of 200% or 141%, as applicable, was applied to each of the grants, resulting in a number of shares greater than the target amount of such PSUs vesting and being settled during the nine months ended September 30, 2024.
The aggregate grant-date fair value of the PSUs granted under the LTIP during the nine months ended September 30, 2024 was $20.2 million.
NOTE 8 - FAIR VALUE MEASUREMENTS
We follow authoritative accounting guidance for measuring the fair value of assets and liabilities. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Further, this guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and their classification within the fair value hierarchy (in thousands):

	As of September 30, 2024	As of December 31, 2023
	Level 2	Level 2
Derivative assets	$98,804	$43,425
Derivative liabilities	$25,058	$18,096
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

		As of September 30, 2024		As of December 31, 2023
	Nominal Interest	Fair Value	Percent of Par	Fair Value	Percent of Par
2026 Senior Notes	5.000%	$395,616	98.9%	$389,020	97.3%
2028 Senior Notes	8.375%	1,408,266	104.3%	1,412,559	104.6%
2030 Senior Notes	8.625%	1,060,660	106.1%	1,063,050	106.3%
2031 Senior Notes	8.750%	1,430,676	106.0%	1,433,363	106.2%
Our deferred acquisition consideration was recorded in connection with the Vencer Acquisition using an estimated fair value discount at the time of the transaction based on quoted market prices from our debt as well as other inputs classified as Level 2 within the fair value hierarchy. As of September 30, 2024, the carrying value of the deferred acquisition consideration approximated fair value. Refer to Note 5 - Debt for additional information.
Acquisitions and Impairments of Proved and Unproved Properties
We measure acquired assets or businesses at fair value on a nonrecurring basis and review our proved and unproved crude oil and natural gas properties for impairment using inputs that are not observable in the market and are therefore designated as Level 3 within the valuation hierarchy. The most significant fair value determinations for non-financial assets and liabilities are related to crude oil and natural gas properties acquired. Refer to Note 2 - Acquisitions and Divestitures for additional information. During the three and nine months ended September 30, 2024 and 2023, we recorded no impairments of proved or unproved properties. Refer to Note 1 – Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data included in our 2023 Form 10-K for information on our policies for determining fair value of proved and unproved properties and related impairment expense.
NOTE 9 - DERIVATIVES
We periodically enter into commodity derivative contracts to mitigate a portion of our exposure to potentially adverse market changes in commodity prices for our expected future crude oil and natural gas production and the associated impact on cash flows. Our commodity derivative contracts consist of swaps, collars, basis protection swaps, and puts. As of September 30, 2024, all derivative counterparties were members of the Credit Facility lender group, and all commodity derivative contracts are entered into for other-than-trading purposes. We do not designate our commodity derivative contracts as hedging instruments.
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
A typical collar arrangement establishes a floor and ceiling price on contracted volumes through the use of a short call and a long put. When the index price is above the ceiling price at the time of settlement, we pay the difference between the index price and the ceiling price. When the index price is below the floor price at the time of settlement, we receive the difference between the index price and floor price. When the index price is between the floor price and ceiling price, no payment or receipt occurs.

Basis protection swaps are arrangements that guarantee a price differential from a specified delivery point. For basis protection swaps, we receive a payment from the counterparty if the price differential is greater than the stated terms of the contract and pay the counterparty if the price differential is less than the stated terms of the contract.
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
The following table summarizes the components of the derivative gain (loss), net presented on the accompanying statements of operations for the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivative cash settlement gain (loss), net
Crude oil contracts	$(11,145)	$(32,397)	$(41,412)	$(38,010)
Natural gas contracts	29,340	(625)	35,700	(6,897)
Total derivative cash settlement gain (loss), net	18,195	(33,022)	(5,712)	(44,907)
Change in fair value gain (loss)	132,834	(117,639)	54,639	(75,667)
Total derivative gain (loss), net	$151,029	$(150,661)	$48,927	$(120,574)
As of September 30, 2024, we had entered into the following commodity price derivative contracts:

	Contract Period
	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	2026
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	25,997	19,000	19,000	22,000	—	—
Weighted-Average Contract Price	$70.77	$72.74	$71.89	$74.34	$—	$—
Collars
NYMEX WTI Volumes	23,504	28,000	32,000	28,000	6,000	—
Weighted-Average Ceiling Price	$80.99	$79.87	$77.78	$77.65	$75.53	$—
Weighted-Average Floor Price	$65.66	$70.00	$69.88	$69.31	$55.00	$—
Puts
NYMEX WTI Volumes	5,669	—	—	—	—	—
Weighted-Average Contract Price	$55.00	$—	$—	$—	$—	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	131,701	110,000	110,000	110,000	110,000	—
Weighted-Average Contract Price	$2.71	$3.20	$3.20	$3.20	$3.20	$—
Collars
NYMEX HH Volumes	—	20,000	20,000	20,000	20,000	130,000
Weighted-Average Ceiling Price	$—	$3.76	$3.76	$3.76	$3.76	$4.02
Weighted-Average Floor Price	$—	$3.03	$3.03	$3.03	$3.03	$3.24
Basis Protection Swaps
WAHA Basis Volumes	130,000	130,000	130,000	130,000	130,000	130,000
Weighted-Average Contract Price	$(0.97)	$(1.17)	$(1.17)	$(1.17)	$(1.17)	$(1.31)
WAHA Index Volumes	96,522	90,000	—	—	—	—
Weighted-Average Contract Price	$0.02	$0.07	$—	$—	$—	$—

Subsequent to September 30, 2024 and as of November 1, 2024, we had entered into the following commodity price derivative contracts:

	Contract Period
	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	2026
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	—	—	—	—	5,000	—
Weighted-Average Contract Price	$—	$—	$—	$—	$69.68	$—
Collars
NYMEX WTI Volumes	—	—	—	—	39,000	—
Weighted-Average Ceiling Price	$—	$—	$—	$—	$75.85	$—
Weighted-Average Floor Price	$—	$—	$—	$—	$59.28	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Basis Protection Swaps
WAHA Index Volumes	6,739	—	—	—	—	—
Weighted-Average Contract Price	$(0.03)	$—	$—	$—	$—	$—
Derivative Assets and Liabilities Fair Value
Our commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all our derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of our commodity derivative contracts as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Derivative Assets:
Commodity contracts - current	$94,312	$35,192
Commodity contracts - noncurrent	4,492	8,233
Total derivative assets	98,804	43,425
Amounts not offset in the accompanying balance sheets	(25,058)	(11,859)
Total derivative assets, net	$73,746	$31,566

Derivative Liabilities:
Commodity contracts - current	$(14,168)	$(18,096)
Commodity contracts - long-term	(10,890)	—
Total derivative liabilities	(25,058)	(18,096)
Amounts not offset in the accompanying balance sheets	25,058	11,859
Total derivative liabilities, net	$—	$(6,237)

NOTE 10 - ASSET RETIREMENT OBLIGATIONS
We recognize an estimated liability for future costs associated with the abandonment of our crude oil and natural gas properties, including facilities requiring decommissioning. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is drilled or acquired, or a facility is constructed. The increase in carrying value is included in proved properties in the accompanying balance sheets. We deplete the amount added to proved properties and recognize expense in connection with the accretion of the discounted liability over the remaining estimated economic lives of the respective long-lived assets. Cash paid to settle asset retirement obligations is included in the cash flows from operating activities section of our accompanying statements of cash flows.
Our estimated asset retirement obligation liability is based on historical experience plugging and abandoning wells, estimated plugging and abandonment cost, estimated economic lives, and regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised.

A roll-forward of our asset retirement obligation is as follows (in thousands):

Amount
Balance as of December 31, 2023	$336,832
Additional liabilities incurred with development activities and other	7,359
Additional liabilities incurred with acquisitions	37,251
Liabilities settled	(29,303)
Accretion expense	17,370
Obligations discharged with divestitures	(27,976)
Balance as of September 30, 2024	$341,533
Current portion(1)	$31,116
Long-term portion	$310,417
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
We have also issued warrants, which represent the right to purchase our common stock at a specified exercise price. The number of potentially dilutive shares related to the warrants is based on the number of shares, if any, that would be exercisable at the end of the respective reporting period, assuming that date was the end of such warrants’ term. Warrants are only dilutive when the average price of the common stock during the period exceeds the exercise price. The exercise price of our warrants was in excess of our stock price during the three and nine months ended September 30, 2024 and 2023; therefore, they were excluded from the earnings per share calculation.
The following table sets forth the calculations of basic and diluted net earnings per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$295,803	$139,672	$687,613	$481,420

Basic earnings per common share	$3.02	$1.57	$6.91	$5.75
Diluted earnings per common share	$3.01	$1.56	$6.88	$5.70

Weighted-average shares outstanding - basic	97,905	88,911	99,540	83,700
Add: dilutive effect of stock awards	319	720	411	768
Weighted-average shares outstanding - diluted	98,224	89,631	99,951	84,468
There were 160,611 and 10,103 shares that were anti-dilutive for the three months ended September 30, 2024 and 2023, respectively. There were 144,300 and 7,437 shares that were anti-dilutive for the nine months ended September 30, 2024 and 2023, respectively.

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
We assess the recoverability of our deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such a determination, we consider all available evidence (both positive and negative), including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of merger activity in 2021, we recorded a valuation allowance of $25.4 million, which continued to be recorded as of September 30, 2024 and December 31, 2023, against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Internal Revenue Code. We will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
The net deferred tax liability as of September 30, 2024 and December 31, 2023 was $752.2 million and $564.8 million, respectively. Additionally, income tax payable of $1.3 million is included in other liabilities on the accompanying balance sheets as of September 30, 2024, and prepaid income taxes of $9.6 million is included in prepaid expenses and other on the accompanying balance sheets as of December 31, 2023.
During the three months ended September 30, 2024 and 2023, we recorded income tax expense of $93.3 million and $29.7 million, respectively. During the nine months ended September 30, 2024 and 2023, we recorded income tax expense of $195.3 million and $139.1 million, respectively. Income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income from operations before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, tax credits, and other permanent differences. During the nine months ended September 30, 2024, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Vencer Acquisition. During the three and nine months ended September 30, 2023, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Hibernia and Tap Rock acquisitions.
We had no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. We do not believe that there are any new items or changes in facts or judgments that would impact our tax position taken thus far in 2024.
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

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental cash flow disclosures are presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Cash refunded for income taxes, net	$2,925	$7,861
Cash paid for interest	(334,858)	(17,110)
Supplemental non-cash investing and financing activities:
Changes in working capital related to capital expenditures	(22,323)	(112,454)

NOTE 14 - STOCKHOLDERS’ EQUITY
Stock Repurchases
In July 2024, our Board authorized a new stock repurchase program authorizing repurchases of up to $500 million of our outstanding shares of common stock, in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The new stock repurchase program replaced our prior stock repurchase program, which was terminated in connection with the adoption of the new stock repurchase program. The stock repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by our Board at any time.
We record stock repurchases at cost, which includes transaction costs that are direct and incremental to the repurchase, as a reduction to stockholders’ equity. As part of the transaction costs that are direct and incremental to the repurchase and, subject to netting against the fair value of stock issuances, we record a 1% excise tax with the corresponding liability recorded within accounts payable and accrued expenses on the accompanying balance sheets. Any excess of cost over the par value is charged to additional paid-in-capital on a pro-rata basis, with any remaining cost charged to retained earnings.
The table below summarizes stock repurchases pursuant to the stock repurchase program during the nine months ended September 30, 2024 and 2023:

	Number of Shares (in thousands)	Weighted-Average Price	Total Purchase Price (in thousands)(1)
2024
Privately negotiated transactions
NGP Tap Rock Holdings, LLC and certain of its affiliates	876.2	$64.54	$56,549
Vencer	1,041.7	71.99	75,000
Other transactions	2,221.4	62.24	138,267
Total stock repurchases	4,139.3	$65.18	$269,816
2023
Privately negotiated transactions
CPPIB Crestone Peak Resources Canada Inc.	4,918.0	$61.00	$300,000
Other transactions	312.8	64.55	20,190
Total stock repurchases	5,230.8	$61.21	$320,190
_________________________
(1)Excludes commissions paid and excise taxes accrued related to stock repurchases.
These stock repurchases were funded from our cash on hand, and the shares were immediately retired. As of September 30, 2024, $422.0 million remained available under the program for repurchase of our outstanding common stock.
Dividends
As approved by our Board, cash dividends are paid quarterly and consist of a base and variable component. Beginning in the third quarter of 2024, variable cash dividends are equal to 50% of Adjusted Free Cash Flow for the preceding twelve-month period and pro forma for all acquisition and divestiture activity, after the base cash dividend, less any stock repurchases allocated to the quarter for which the dividend is declared, assuming pro forma compliance with certain leverage targets under our debt agreements. Future dividend payments must be approved by our Board and will depend on our liquidity, financial requirements, and other factors considered relevant by our Board.

The following table summarizes the dividends declared in the nine months ended September 30, 2024 and 2023:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in thousands)
2024
First quarter	$0.50	$0.95	$1.45	$148,327
Second quarter	$0.50	$1.00	$1.50	$150,797
Third quarter	$0.50	$1.02	$1.52	$144,884
2023
First quarter	$0.50	$1.65	$2.15	$176,878
Second quarter	$0.50	$1.62	$2.12	$173,358
Third quarter	$0.50	$1.24	$1.74	$167,010
All RSUs, DSUs, and PSUs receive a dividend equivalent per unit, recognized as a liability included in other liabilities and other long-term liabilities on the accompanying balance sheets until the recipients receive the dividend equivalents. Refer to Note 7 - Stock-Based Compensation for further discussion around our LTIP.

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
Financial and Operating Results
Our financial and operational results for the three months ended September 30, 2024:
•Total sales volumes increased 3% when compared to the second quarter of 2024; average sales volumes per day increased to 348 MBoe/d compared to 343 MBoe/d during the second quarter of 2024;
•Cash dividends declared of $144.9 million, or $1.52 per share;
•Repurchased approximately 1.3 million shares of our common stock totaling $78.0 million at a weighted average price of $58.01;
•Net income of $295.8 million, or $3.01 per diluted share;
•Cash flows provided by operating activities were $835.0 million compared to $359.6 million during the second quarter of 2024. Adjusted Free Cash Flow(1) was $366.3 million compared to $235.4 million in the second quarter of 2024; and
•Capital expenditures in drilling, completions, facilities, land, midstream assets, and other were $438.4 million.
Our financial and operational results for the nine months ended September 30, 2024:
•Total sales volumes increased 81% for the first nine months of 2024 when compared to the first nine months of 2023; average sales volumes per day increased to 342 MBoe/d compared to 190 MBoe/d during the first nine months of 2023, in each case, primarily as a result of the Hibernia, Tap Rock, and Vencer acquisitions;
•Cash dividends declared of $444.0 million, or $4.47 per share;
•Repurchased approximately 4.1 million shares of our common stock totaling $269.9 million at a weighted average price of $65.18;
•Net income of $687.6 million or $6.88 per diluted share;
•Cash flows provided by operating activities were $2.0 billion compared to $1.4 billion during the first nine months of 2023. Adjusted Free Cash Flow(1) was $747.4 million compared to $581.3 million during the first nine months of 2023; and
•Capital expenditures in drilling, completions, facilities, land, midstream assets, and other were $1.7 billion.

(1) Adjusted Free Cash Flow is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures - Reconciliation of Adjusted Free Cash Flow to Cash Provided by Operating Activities” and “Liquidity and Capital Resources” below for additional discussion.

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
Commodity Prices and Certain Other Market Conditions
The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. Commodity prices in 2024 continue to be impacted by various macro-economic factors influencing the balance of supply and demand. From January through April 2024, pricing for crude oil rebounded when compared to declining pricing in the fourth quarter of 2023. The rebound was a result of concerns over lower oil supply driven by uncertainties around political conditions in or affecting other crude oil producing countries, including the Israel-Palestine conflict. Additionally, in the first half of 2024, OPEC+ continued production cuts to seek to stabilize the crude oil market. Despite OPEC+’s efforts of reducing production, non-OPEC+ countries continue to have an impact on pricing by increasing overall output in the second and third quarter of 2024, including the U.S., albeit at a slower pace. Further, production increases are also anticipated from Saudi Arabia and Libya, signaling a possible end to OPEC+’s recent efforts to reduce production. These factors have led to declining monthly average crude oil prices to end the third quarter of 2024 at the lowest level seen in more than a year.
U.S. inflation rates during the first nine months of 2024 remained stable when compared to the last half of 2023, yet remain slightly higher than historical averages. Inflationary pressures can create economic slowdown and/or lead to a recession. A slowdown or recession can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices. Lower prices and inflationary costs could impact our drilling program. The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide crude oil and natural gas supply and demand, which in turn has increased the volatility of crude oil and natural gas prices.
The below graph depicts monthly average NYMEX WTI crude oil and NYMEX HH natural gas price over the nine months ended September 30, 2024 and 2023. ____________________________
(1)     The average NYMEX WTI crude oil price for the three months ended September 30, 2024 and June 30, 2024 was $75.09 and $80.57, respectively. The average NYMEX WTI crude oil price for the nine months ended September 30, 2024 and 2023 was $77.54 and $77.39, respectively.
(2)     The average NYMEX natural gas HH price for the three months ended three months ended September 30, 2024 and June 30, 2024 was $2.16 and $1.89, respectively. The average NYMEX natural gas HH price for the nine months ended September 30, 2024 and 2023 was $2.10 and $2.69, respectively.

In light of uncertainty associated with crude oil and natural gas demand, future monetary policy relating to inflationary pressures, and governmental policies aimed at transitioning toward lower carbon energy, we cannot predict any future volatility in or levels of commodity prices or demand for crude oil and natural gas.
We receive a premium or discount to the benchmark WTI price for our crude oil production. The differential between the benchmark price and the price we receive can reflect adjustments for quality, location, and transportation. Our DJ Basin crude oil price includes a higher-grade quality differential and a transportation differential for delivery to Cushing, Oklahoma. Our Permian Basin crude oil price includes a transportation differential for delivery to Cushing, Oklahoma. During the first nine months of 2024, this differential was a premium to WTI. However, basis differentials can be volatile and can change at various times given their high correlation with market dynamics, supply and demand, and overall production.
Our natural gas production is typically sold at a discount to the benchmark NYMEX Henry Hub price. Our DJ Basin natural gas production is sold based on prices established for Colorado Interstate Gas (“CIG”), and our Permian Basin natural gas production is based on the Waha Hub in West Texas. Pricing we receive for our natural gas in both basins is correlated with the capacity of in-field gathering systems, compression, and processing facilities, as well as transportation pipelines out of the basins, of which are majority owned and operated by third parties. During the first nine months of 2024, the Waha Hub has experienced six months of negative pricing due to oversupply, seasonal maintenance, and limited pipeline capacity. We periodically enter into natural gas basis protection swaps to mitigate a portion of our exposure to adverse market changes. As a result of our natural gas derivative contracts, we recorded cash settlement gains of $29.3 million and $35.7 million during the three and nine months ended September 30, 2024, respectively. Refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our derivative contracts.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	Percent Change	September 30, 2024	September 30, 2023	Percent Change
Revenues (in thousands):
Crude oil sales	$1,103,874	$1,134,720	(3)%	$3,314,189	$1,842,200	80%
Natural gas sales	9,487	9,386	1%	105,865	226,773	(53)%
NGL sales	158,014	167,426	(6)%	490,609	279,117	76%
Product revenue	$1,271,375	$1,311,532	(3)%	$3,910,663	$2,348,090	67%

Sales Volumes:
Crude oil (MBbls)	14,628	14,136	3%	42,974	24,613	75%
Natural gas (MMcf)	55,476	54,415	2%	164,205	90,635	81%
NGL (MBbls)	8,153	7,996	2%	23,416	12,062	94%
Total sales volumes (MBoe)	32,027	31,201	3%	93,758	51,781	81%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$75.46	$80.27	(6)%	$77.12	$74.85	3%
Natural gas (per Mcf)	$0.17	$0.17	—%	$0.64	$2.50	(74)%
NGL (per Bbl)	$19.38	$20.94	(7)%	$20.95	$23.14	(9)%
Total (per Boe)	$39.70	$42.03	(6)%	$41.71	$45.35	(8)%

Average Sales Prices (after derivatives)(1):
Crude oil (per Bbl)	$74.70	$78.92	(5)%	$76.16	$73.30	4%
Natural gas (per Mcf)	$0.70	$0.29	141%	$0.86	$2.43	(65)%
NGL (per Bbl)	$19.38	$20.94	(7)%	$20.95	$23.14	(9)%
Total (per Boe)	$40.27	$41.63	(3)%	$41.65	$44.48	(6)%
_____________________________
(1)Average sale prices, after derivatives is a non-GAAP financial measure. For a reconciliation of average sales price, before derivatives to average sales price, after derivatives, see Non-GAAP Financial Measures below.

The following table presents crude oil, natural gas, and NGL sales volumes by operating region for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	Percent Change	September 30, 2024	September 30, 2023	Percent Change
Crude oil (MBbls)
DJ Basin	6,502	6,174	5%	19,330	21,578	(10)%
Permian Basin	8,126	7,962	2%	23,644	3,035	**
Total	14,628	14,136	3%	42,974	24,613	75%
Natural gas (MMcf)
DJ Basin	28,646	28,693	—%	88,620	81,349	9%
Permian Basin	26,830	25,722	4%	75,585	9,286	**
Total	55,476	54,415	2%	164,205	90,635	81%
NGL (MBbls)
DJ Basin	3,386	3,335	2%	10,222	10,481	(2)%
Permian Basin	4,767	4,661	2%	13,194	1,581	**
Total	8,153	7,996	2%	23,416	12,062	94%
Total sales volumes (MBoe)
DJ Basin	14,662	14,291	3%	44,322	45,617	(3)%
Permian Basin	17,365	16,910	3%	49,436	6,164	**
Total	32,027	31,201	3%	93,758	51,781	81%
Average sales volumes per day (MBoe/d)
DJ Basin	159	157	1%	162	167	(3)%
Permian Basin	189	186	2%	180	23	**
Total	348	343	1%	342	190	80%
_____________________________
** Percent not meaningful
Product revenues remained relatively flat at $1.3 billion for the three months ended September 30, 2024 and June 30, 2024. However, there was an underlying 6% decrease in crude oil equivalent pricing, excluding the impact of derivatives, partially offset by a 3% increase in total sales volumes.
Product revenues increased by 67% to $3.9 billion for the nine months ended September 30, 2024 compared to $2.3 billion for the nine months ended September 30, 2023. The increase was primarily due to an 81% increase in total sales volumes driven by the Hibernia, Tap Rock, and Vencer acquisitions. The increase was partially offset by an 8% decrease in crude oil equivalent pricing, excluding the impact of derivatives.

The following tables set forth information regarding crude oil, natural gas, and NGL sales prices, excluding the impact of commodity derivatives and production costs for the periods presented.

	Three Months Ended			Nine Months Ended
Average Sales Price	September 30, 2024	June 30, 2024	Percent Change	September 30, 2024	September 30, 2023	Percent Change
Crude Oil (Per Bbl)
DJ Basin	$74.95	$79.24	(5)%	$75.91	$73.39	3%
Permian Basin	$75.88	$81.07	(6)%	$78.11	$85.20	(8)%
Total	$75.46	$80.27	(6)%	$77.12	$74.85	3%
Natural Gas (Per Mcf)
DJ Basin	$1.57	$1.42	11%	$1.80	$2.63	(32)%
Permian Basin	$(1.32)	$(1.22)	(8)%	$(0.71)	$1.37	(152)%
Total	$0.17	$0.17	—%	$0.64	$2.50	(74)%
NGL (Per Bbl)
DJ Basin	$23.62	$25.82	(9)%	$24.30	$23.25	5%
Permian Basin	$16.37	$17.45	(6)%	$18.36	$22.39	(18)%
Total	$19.38	$20.94	(7)%	$20.95	$23.14	(9)%
Production Cost (Per Boe)(1)
DJ Basin	$4.33	$3.96	9%	$4.10	$4.04	1%
Permian Basin	$5.44	$4.85	12%	$5.26	$6.95	(24)%
Total	$4.93	$4.44	11%	$4.71	$4.38	8%
_____________________________
(1)Represents lease operating expense and midstream operating expense per Boe using total sales volumes and excludes ad valorem and severance taxes.

The following table summarizes our operating expenses for the periods indicated (in thousands, except per Boe amounts):

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	Percent Change	September 30, 2024	September 30, 2023	Percent Change
Operating Expenses:
Lease operating expense	$146,761	$126,606	16%	$404,832	$191,728	111%
Midstream operating expense	11,225	11,939	(6)%	36,725	35,041	5%
Gathering, transportation, and processing	96,414	94,469	2%	279,784	209,765	33%
Severance and ad valorem taxes	87,262	101,913	(14)%	291,081	188,242	55%
Exploration	861	1,340	(36)%	13,735	1,546	**
Depreciation, depletion, and amortization	523,929	521,090	1%	1,511,859	754,558	100%
Transaction costs	140	7,877	(98)%	30,737	60,077	(49)%
General and administrative expense	56,729	59,135	(4)%	173,742	106,553	63%
Other operating expense	2,114	1,458	45%	11,138	5,255	112%
Total operating expenses	$925,435	$925,827	—%	$2,753,633	$1,552,765	77%
Selected Costs ($ per Boe):
Lease operating expense	$4.58	$4.06	13%	$4.32	$3.70	17%
Midstream operating expense(1)	0.35	0.38	(8)%	0.39	0.68	(43)%
Gathering, transportation, and processing	3.01	3.03	(1)%	2.98	4.05	(26)%
Severance and ad valorem taxes	2.72	3.27	(17)%	3.10	3.64	(15)%
Depreciation, depletion, and amortization	16.36	16.70	(2)%	16.13	14.57	11%
Transaction costs	—	0.25	(100)%	0.33	1.16	(72)%
General and administrative expense	1.77	1.90	(7)%	1.85	2.06	(10)%
Total selected operating expenses (per Boe)	$28.79	$29.59	(3)%	$29.10	$29.86	(3)%
_____________________________
** Percent not meaningful
(1)Our midstream assets relate primarily to our DJ Basin operations. If we were to exclude the production of our Permian Basin assets from this calculation, it would result in $0.07 per Boe, or a 8% decrease between the three months ended September 30, 2024 and June 30, 2024 and $0.06 per Boe, or a 8% increase between the nine months ended September 30, 2024 and September 30, 2023.
Lease operating expense.  Our lease operating expense increased 16%, to $146.8 million for the three months ended September 30, 2024, from $126.6 million for the three months ended June 30, 2024, and increased 13% on an equivalent basis per Boe. The increase in lease operating expense, in total and on an equivalent basis per Boe, was mainly driven by increased (i) reclamation and remediation work in the DJ Basin, (ii) water disposal costs resulting from higher water volumes in the Permian Basin, and (iii) maintenance and workover optimizations in the Permian Basin.
Our lease operating expense increased 111%, to $404.8 million for the nine months ended September 30, 2024, from $191.7 million for the nine months ended September 30, 2023, and increased 17% on an equivalent basis per Boe. The increase in lease operating expense was primarily the result of the Tap Rock, Hibernia, and Vencer acquisitions in the Permian Basin. The increase in lease operating expense per Boe was a result of the increased cost of operatorship in the Permian Basin relative to the DJ Basin.
Gathering, transportation, and processing. Gathering, transportation, and processing expense remained relatively flat at $96.4 million for the three months ended September 30, 2024, compared to $94.5 million for the three months ended June 30, 2024, and similarly flat on an equivalent basis per Boe.

Gathering, transportation, and processing expense increased 33%, to $279.8 million for the nine months ended September 30, 2024, from $209.8 million for the nine months ended September 30, 2023, and decreased 26% on an equivalent basis per Boe. All gathering, transportation, and processing contracts contain annual price escalations, which have contributed to the aggregate increase. For a significant portion of the midstream contracts assumed in the Hibernia, Tap Rock, and Vencer acquisitions, gathering, transportation, and processing costs are incurred subsequent to the transfer of control; thereby, these costs are recorded net within crude oil, natural gas, and NGL sales. As a result, gathering, transportation, and processing expense per Boe decreased period over period.
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
Our severance and ad valorem taxes decreased 14%, to $87.3 million for the three months ended September 30, 2024, from $101.9 million for the three months ended June 30, 2024, and decreased 17% on an equivalent basis per Boe. Crude oil, natural gas, and NGL sales decreased by 3% three months ended September 30, 2024 when compared to the three months ended June 30, 2024, thereby contributing to lower severance and ad valorem taxes on an absolute basis. Additional decreases in both total and on an equivalent basis per Boe resulted from a refinement of estimated severance and ad valorem taxes based upon updated mill levies in the taxing districts in which we operate.
Our severance and ad valorem taxes increased 55%, to $291.1 million for the nine months ended September 30, 2024, from $188.2 million for the nine months ended September 30, 2023, and decreased 15% on an equivalent basis per Boe. Crude oil, natural gas, and NGL sales increased by 67% for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023, resulting in higher severance and ad valorem taxes on an absolute basis. The decrease in severance and ad valorem taxes per Boe was primarily due to an increase in crude oil, natural gas, and NGL sales generated through the Hibernia and Vencer acquisitions in the state of Texas, which generally levies lower severance and ad valorem tax rates relative to the states of Colorado and New Mexico.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense (“DD&A”) remained flat at $523.9 million for the three months ended September 30, 2024, compared to $521.1 million for the three months ended June 30, 2024, and similarly flat on an equivalent basis per Boe.
Our DD&A increased 100%, to $1.5 billion for the nine months ended September 30, 2024, from $754.6 million for the nine months ended September 30, 2023, and increased 11% on an equivalent basis per Boe. Subsequent to September 30, 2023, we invested approximately $3.9 billion in the development and acquisition of crude oil and natural gas properties. The increase in total DD&A expense was primarily due to an 81% increase in sales volumes between periods driven by the Hibernia, Tap Rock, and Vencer acquisitions. The increase in DD&A expense per Boe was due to an increase in the depletion rate driven by a greater increase in the depletable property base in proportion to proved reserves.
Transaction costs. During the three months ended September 30, 2024 and three months ended June 30, 2024, we incurred nominal transaction costs due to a lack of acquisition or divestiture activity.
During the nine months ended September 30, 2024, we incurred $30.7 million in legal, advisor, and other costs associated with the Vencer Acquisition and subsequent integration, in addition to our efforts to divest of certain non-core assets in the DJ Basin. During the nine months ended September 30, 2023, we incurred $60.1 million in short-term financing fees as well as legal, advisor, and other costs associated with the Hibernia and Tap Rock acquisitions.
Refer to Note 2 - Acquisitions and Divestitures under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion over our acquisitions.
General and administrative expense. Our general and administrative expense remained relatively flat at $56.7 million for the three months ended September 30, 2024, compared to $59.1 million for the three months ended June 30, 2024.
Our general and administrative expense increased 63%, to $173.7 million for the nine months ended September 30, 2024, from $106.6 million for the nine months ended September 30, 2023, and decreased 10% on an equivalent basis per Boe. The increase in general and administrative expense was primarily due to the addition of operations in the Permian Basin, significantly driven by an increase in headcount. General and administrative expense per Boe decreased due to an 81% increase in sales volumes.

Derivative gain (loss).  Our derivative gain for the three months ended September 30, 2024 was $151.0 million, as compared to a gain of $7.6 million for the three months ended June 30, 2024. Our derivative gain for the three months ended September 30, 2024 was due to fair market value adjustments resulting from lower market prices relative to our open positions and cash settlement gains. Our derivative gain for the three months ended June 30, 2024 was due to fair market value adjustments resulting from lower market prices relative to our open positions, partially offset by cash settlement losses.
Our derivative gain for the nine months ended September 30, 2024 was $48.9 million, and our derivative loss for the nine months ended September 30, 2023 was $120.6 million. Our derivative gain for the nine months ended September 30, 2024 was due to fair market value adjustments resulting from lower market prices relative to our open positions, partially offset by cash settlement losses. Our derivative loss for the nine months ended September 30, 2023 was due to fair market value adjustments resulting from higher market prices relative to our open positions and cash settlement losses.
Refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.
Interest expense.  Our interest expense for the three months ended September 30, 2024 and June 30, 2024 was $117.8 million and $114.9 million, respectively. Average debt outstanding for the three months ended September 30, 2024 and June 30, 2024 was $5.1 billion and $4.9 billion, respectively.
Our interest expense for the nine months ended September 30, 2024 and 2023 was $342.4 million and $92.7 million, respectively. The increase in interest expense was attributable to the debt issued in conjunction with the financing of the Hibernia, Tap Rock, and Vencer acquisitions. Average debt outstanding for the nine months ended September 30, 2024 and 2023 was $4.8 billion and $2.3 billion, respectively. The components of interest expense for the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Senior Notes	$84,376	$84,360	$253,095	$74,081
Credit Facility	17,983	15,654	44,853	8,613
Commitment and letter of credit fees under the Credit Facility	1,208	1,335	4,156	4,086
Amortization of deferred financing costs and deferred acquisition consideration	13,538	13,044	38,927	5,706
Finance lease and other	655	504	1,412	183
Total interest expense	$117,760	$114,897	$342,443	$92,669
Income tax expense. Our effective tax rate differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, tax credits, and other permanent differences. Refer to Note 12 - Income Taxes under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.
Our income tax expense for the three months ended September 30, 2024 and June 30, 2024 was $93.3 million and $67.0 million, resulting in an effective tax rate of 24.0% and 23.7% on pre-tax income, respectively.
Our income tax expense for the nine months ended September 30, 2024 and 2023 was $195.3 million and $139.1 million, resulting in an effective tax rate of 22.1% and 22.4% on pre-tax income, respectively. During the nine months ended September 30, 2024, income tax expense was additionally impacted by deferred tax benefits from the state apportionment changes as a result of the Vencer Acquisition. During the nine months ended September 30, 2023, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Hibernia and Tap Rock acquisitions.

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
As of September 30, 2024, our liquidity was $1.44 billion, consisting of cash on hand of $47.1 million and $1.40 billion of available borrowing capacity on our Credit Facility. Borrowing capacity under the Credit Facility is primarily based on the value assigned to the proved reserves attributable to our crude oil and natural gas interests. As of November 6, 2024, the available borrowing capacity on our Credit Facility was $1.35 billion. Our Credit Facility is set to mature in August 2028, with the next scheduled borrowing base redetermination date to occur in November 2024, subsequent to the filing of this Quarterly Report on Form 10-Q.
The Credit Facility contains customary representations and various affirmative and negative covenants as well as certain financial covenants, including (a) a permitted net leverage ratio of not greater than 3.00 to 1.00, (b) a current ratio, inclusive of the unused commitments under the Credit Facility then available to be borrowed, of not less than 1.00 to 1.00, and (c) upon the achievement of investment grade credit ratings, a PV-9 Coverage Ratio of not less than 1.50 to 1.00. We were in compliance with all covenants under the Credit Facility as of September 30, 2024, and through the filing of this Quarterly Report on Form 10-Q. Refer to Note 5 - Debt in Part I, Item 1 for additional information.
Our material short-term cash requirements include: operating activities, working capital requirements, capital expenditures, dividends, and payments of contractual obligations, including the payment of the remaining portion of the deferred consideration due with respect to the Vencer Acquisition. Our material long-term cash requirements from various contractual and other obligations include: debt obligations and related interest payments, firm transportation and minimum volume agreements, taxes, asset retirement obligations, and leases. Refer to Part I, Item 1 for additional information. Our future capital requirements, both near-term and long-term, will depend on many factors, including, but not limited to, commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of crude oil and natural gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments, and other factors. We regularly consider which resources, including debt and equity financing, are available to meet our future financial obligations, planned capital expenditures, and liquidity requirements.
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
The following table summarizes our cash flows and other financial measures for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$2,007,158	$1,395,572
Net cash used in investing activities	(2,400,185)	(4,496,863)
Net cash provided by (used in) financing activities	(686,713)	2,428,585
Cash, cash equivalents, and restricted cash	47,075	95,428
Acquisitions of businesses, net of cash acquired	(905,096)	(3,650,491)
Acquisitions of crude oil and natural gas properties	(24,344)	(60,975)
Capital expenditures for drilling and completion activities and other fixed assets	(1,632,107)	(782,119)

Operating Activities
Our net cash flows from operating activities are primarily impacted by commodity prices, sales volumes, net settlements from our commodity derivative positions, operating costs, and general and administrative expenses. Net cash provided by operating activities increased by $611.6 million to $2.0 billion during the nine months ended September 30, 2024, compared to $1.4 billion during the nine months ended September 30, 2023. The increase between periods was primarily due to higher net operating cash flows from the Hibernia, Tap Rock, and Vencer acquisitions. This increase was partially offset by a $317.7 million increase in cash paid for interest and a $312.4 million decrease in changes in operating assets and liabilities primarily due to the reduction of ad valorem tax liability and the timing of oil and natural gas revenue distributions payable. See “Results of Operations” above for more information on other factors driving these changes.
Investing Activities
Net cash used in investing activities of $2.4 billion for the nine months ended September 30, 2024 was primarily the result of (i) capital expenditures for drilling and completion activities and other fixed assets of $1.6 billion in the DJ Basin and Permian Basin, (ii) acquisitions of businesses, net of cash acquired of $905.1 million, and (iii) acquisitions of crude oil and natural gas properties of $24.3 million, partially offset by proceeds from property transactions of $163.3 million in the DJ Basin.
Net cash used in investing activities of $4.5 billion for the nine months ended September 30, 2023 was primarily the result of (i) acquisitions of businesses, net of cash acquired of $3.7 billion, (ii) capital expenditures for drilling and completion activities and other fixed assets of $782.1 million, and (iii) acquisitions of crude oil and natural gas properties of $61.0 million.
Financing Activities
Net cash used in financing activities of $686.7 million for the nine months ended September 30, 2024 was primarily the result of (i) dividends paid of $446.2 million; (ii) the repurchase and retirement of common stock of $269.9 million; and (iii) the payment of employee tax withholdings in exchange for the return of common stock of $11.6 million, partially offset by net draws on the Credit Facility of $50.0 million.
Net cash provided by financing activities of $2.4 billion for the nine months ended September 30, 2023 was primarily due to the issuance of an aggregate principal amount of $2.7 billion from our 2028 Senior Notes and our 2031 Senior Notes, net draws on the Credit Facility of $650.0 million, partially offset by (i) dividends paid of $511.0 million, (ii) the repurchase and retirement of common stock of $320.4 million, (iii) the payment of deferred financing costs of $42.9 million, and (iv) the payment of employee tax withholdings in exchange for the return of common stock of $13.3 million.
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
The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net income	$295,803	$215,989	$687,613	$481,420
Exploration	861	1,340	13,735	1,546
Depreciation, depletion, and amortization	523,929	521,090	1,511,859	754,558
Unused commitments(1)	1,117	608	498	3,946
Transaction costs	140	7,877	30,737	60,077
Stock-based compensation(2)	12,661	12,262	36,122	25,577
Derivative (gain) loss, net	(151,029)	(7,578)	(48,927)	120,574
Derivative cash settlements gain (loss), net	18,195	(12,752)	(5,712)	(44,907)
Interest expense	117,760	114,897	342,443	92,669
Interest income(3)	(2,650)	(2,650)	(8,724)	(28,172)
Loss on property transactions, net	—	—	1,430	254
Income tax expense	93,309	66,993	195,321	139,138
Adjusted EBITDAX	$910,096	$918,076	$2,756,395	$1,606,680
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

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of Adjusted Free Cash Flow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$835,038	$359,568	$2,007,158	$1,395,572
Add back: Changes in operating assets and liabilities, net	(28,270)	444,252	398,549	86,173
Cash flow from operations before changes in operating assets and liabilities	806,768	803,820	2,405,707	1,481,745
Less: Cash paid for capital expenditures for drilling and completion activities and other fixed assets	(541,410)	(519,120)	(1,632,107)	(782,119)
Less: Changes in working capital related to capital expenditures	103,021	(47,389)	(22,323)	(112,454)
Capital expenditures	(438,389)	(566,509)	(1,654,430)	(894,573)
Less: Purchases of carbon credits and renewable energy credits	(2,032)	(1,886)	(3,918)	(5,864)
Adjusted Free Cash Flow	$366,347	$235,425	$747,359	$581,308
Reconciliation of average sales price, after derivatives
Average sales price, after derivatives is a non-GAAP financial measure that incorporates the net effect of derivative cash receipts from or payments on commodity derivatives that are presented in our accompanying statements of cash flows, netted into the average sales price, before derivatives, the most directly comparable GAAP financial measure. We believe that the presentation of average sales price, after derivatives is a useful means to reflect the actual cash performance of our commodity derivatives for the respective periods and is useful to management and our stockholders in determining the effectiveness of our price risk management program.
The following table provides a reconciliation of the GAAP financial measure of average sales price, before derivatives to the non-GAAP financial measure of average sales prices, after derivatives for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Average crude oil sales price (per Bbl)	$75.46	$80.27	$77.12	$74.85
Effects of derivatives, net (per Bbl) (1)	(0.76)	(1.35)	(0.96)	(1.55)
Average crude oil sales price (after derivatives) (per Bbl)	$74.70	$78.92	$76.16	$73.30

Average natural gas sales price (per Mcf)	$0.17	$0.17	$0.64	$2.50
Effects of derivatives, net (per Mcf) (1)	0.53	0.12	0.22	(0.07)
Average natural gas sales price (after derivatives) (per Mcf)	$0.70	$0.29	$0.86	$2.43

Average NGL sales price (per Bbl)	$19.38	$20.94	$20.95	$23.14
Effects of derivatives, net (per Bbl) (1)	—	—	—	—
Average NGL sales price (after derivatives) (per Bbl)	$19.38	$20.94	$20.95	$23.14
_________________________
(1)Derivatives economically hedge the price we receive for crude oil, natural gas, and NGL. For the three months ended September 30, 2024, the derivative cash settlement loss for crude oil was $11.1 million, and the derivative cash settlement gain for natural gas was $29.3 million. For the three months ended June 30, 2024, the derivative cash settlement loss for crude oil was $19.2 million, and the derivative cash settlement gain for natural gas was $6.4 million. For the nine months ended September 30, 2024, the derivative cash settlement loss for crude oil was $41.4 million, and the derivative cash settlement gain for natural gas was $35.7 million. For the nine months ended September 30, 2023, the derivative cash settlement loss for crude oil and natural gas was $38.0 million and $6.9 million, respectively. We did not hedge the price we receive for NGL during the periods presented. Refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosures.

New Accounting Pronouncements
Refer to Note 1 - Summary of Significant Accounting Policies under Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 - Summary of Significant Accounting Policies in the 2023 Form 10-K for any recently issued or adopted accounting standards.
Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2023 Form 10-K. During the three months ended September 30, 2024, there were no significant changes in the application of critical accounting policies.
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
Interest Rates
As of September 30, 2024 and November 6, 2024, we had $800.0 million and $850.0 million, respectively, outstanding under our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to the ABR or SOFR, plus the applicable margin, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of September 30, 2024, and through the filing date of this Quarterly Report on Form 10-Q, we were in compliance with all financial and non-financial covenants under the Credit Facility.
Counterparty and Customer Credit Risk
We are exposed to counterparty credit risk associated with our derivative activities. As of September 30, 2024 and November 1, 2024, our derivative contracts have been executed with 15 counterparties, all of which are members of the Credit Facility lender group and have investment grade credit ratings. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed a specified threshold. Pursuant to Item 103 of Regulation S-K, we have elected to apply a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, we are not aware of any such proceedings required to be disclosed for the quarter ended September 30, 2024.
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
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table provides information about our purchases of our common stock during the three months ended September 30, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value that May Yet be Purchased as Part of Publicly Announced Plans or Programs (in thousands)(3)
July 1, 2024 – July 29, 2024	805	$69.63	—	$287,956
July 30, 2024 – July 31, 2024	—	—	—	500,000
August 1, 2024 – August 31, 2024	923,733	60.14	884,542	447,038
September 1, 2024 – September 30, 2024	461,860	54.39	459,502	422,038
Total	1,386,398	$58.23	1,344,044	$422,038
_________________________
(1)Purchases outside of the stock repurchase program represent shares withheld from officers, former officers, executives, and employees for the payment of personal income tax withholding obligations upon the vesting of restricted stock awards. The withheld shares are not considered common stock repurchased under the stock repurchase program.
(2)Excludes commissions paid and excise taxes accrued related to stock repurchases.
(3)In February 2023, our Board authorized the stock repurchase program pursuant to which we were authorized, from time to time, to acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. On July 30, 2024, our Board authorized a new stock repurchase program authorizing repurchases of up to $500 million of our outstanding shares of common stock, replacing our prior stock repurchase program. The stock repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by our Board at any time.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

CIVITAS RESOURCES, INC.

Date:	November 7, 2024	By:	/s/ Chris Doyle
Chris Doyle
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer and Treasurer (principal financial officer)

		By:	/s/ Kayla D. Baird
Kayla D. Baird
Senior Vice President and Chief Accounting Officer (principal accounting officer)