Form 10-Q
period 2025-03-31
CIVITAS RESOURCES, INC.
filed 2025-05-07
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of May 6, 2025, the registrant had 92,579,894 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

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

•existing or potential future capital allocation initiatives such as repurchases of our equity or debt securities or repayments of other outstanding debt, paying dividends on our common stock at their current level or at all, or additional mechanisms to return excess capital to our stockholders;
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”);
•declines or volatility in the prices we receive for our crude oil, natural gas, and NGL;
•general economic conditions, whether internationally, nationally, or in the regional and local market areas in which we do business, including any future economic downturn, the impact of continued or further inflation, disruption in the financial markets, the imposition of tariffs or trade or other economic sanctions, political instability, and the availability of credit on acceptable terms;
•our ability to identify, select, and consummate possible additional acquisition and disposition opportunities;
•the effects of disruption of our operations or excess supply of crude oil and natural gas and other effects of world events, and actions taken by OPEC+ as it pertains to global supply and demand of, and prices for, crude oil, natural gas, and NGLs;
•the ability of our customers to meet their obligations to us;
•our access to capital on acceptable terms;
•our ability to generate sufficient cash flow from operations, borrowings, or other sources to enable us to fully develop our undeveloped acreage positions and to meet our capital allocation initiatives;
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. We disclose other important factors that could cause our actual results to differ materially from our expectations under “Part I, Item 1A. Risk Factors” and elsewhere in our 2024 Form 10-K, which may be updated in subsequent Quarterly Reports on Form 10-Q and other documents we file with the Securities and Exchange Commission (the “SEC”). These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in millions, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$20	$76
Accounts receivable, net:
Crude oil and natural gas sales	573	646
Joint interest and other	142	125
Derivative assets	135	67
Prepaid expenses and other	74	74
Total current assets	944	988
Property and equipment (successful efforts method):
Proved properties	17,660	16,897
Less: accumulated depreciation, depletion, and amortization	(4,721)	(4,288)
Total proved properties, net	12,939	12,609
Unproved properties	589	631
Wells in progress	580	506
Other property and equipment, net of accumulated depreciation of $10 million in 2025 and $9 million in 2024	49	48
Total property and equipment, net	14,157	13,794
Derivative assets	57	17
Other noncurrent assets	172	145
Total assets	$15,330	$14,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$597	$561
Production taxes payable	330	323
Crude oil and natural gas revenue distribution payable	668	702
Derivative liability	78	22
Deferred acquisition consideration	—	479
Other liabilities	131	118
Total current liabilities	1,804	2,205
Long-term liabilities:
Debt, net	5,096	4,494
Ad valorem taxes	332	294
Derivative liability	19	13
Deferred income tax liabilities, net	856	801
Asset retirement obligations	393	399
Other long-term liabilities	125	109
Total liabilities	8,625	8,315
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 92,584,426 and 93,933,857 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	5,019	5,095
Retained earnings	1,681	1,529
Total stockholders’ equity	6,705	6,629
Total liabilities and stockholders’ equity	$15,330	$14,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating net revenues:
Crude oil, natural gas, and NGL sales	$1,192	$1,328
Other operating income	2	1
Total operating net revenues	1,194	1,329
Operating expenses:
Lease operating expense	174	131
Midstream operating expense	14	14
Gathering, transportation, and processing	87	89
Severance and ad valorem taxes	89	102
Exploration	3	11
Depreciation, depletion, and amortization	445	467
Transaction costs	6	23
General and administrative expense	57	58
Other operating expense	4	7
Total operating expenses	879	902
Other income (expense):
Derivative gain (loss), net	52	(110)
Interest expense	(107)	(110)
Other, net	(13)	4
Total other income (expense)	(68)	(216)
Income from operations before income taxes	247	211
Income tax expense	(61)	(35)
Net income	$186	$176

Earnings per common share:
Basic	$1.99	$1.75
Diluted	$1.99	$1.74
Weighted-average common shares outstanding:
Basic	93,474,523	100,545,589
Diluted	93,620,495	101,293,188
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2024	93,933,857	$5	$5,095	$1,529	$6,629
Restricted common stock issued	304,697	—	—	—	—
Stock used for tax withholdings	(113,899)	—	(5)	—	(5)
Common stock repurchased and retired	(1,540,340)	—	(84)	11	(73)
Stock-based compensation	—	—	13	—	13
Dividends declared, $0.50 per share	—	—	—	(45)	(45)
Net income	—	—	—	186	186
Balances, March 31, 2025	92,584,426	5	5,019	1,681	6,705

Balances, December 31, 2023	93,774,901	$5	$4,964	$1,212	$6,181
Issuance pursuant to acquisition	7,181,527	—	489	—	489
Restricted common stock issued	255,442	—	—	—	—
Stock used for tax withholdings	(99,307)	—	(7)	—	(7)
Common stock repurchased and retired	(1,028,468)	—	(54)	(13)	(67)
Stock-based compensation	—	—	11	—	11
Dividends declared, $1.45 per share	—	—	—	(148)	(148)
Net income	—	—	—	176	176
Balances, March 31, 2024	100,084,095	5	5,403	1,227	6,635
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$186	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	445	467
Stock-based compensation	13	11
Derivative (gain) loss, net	(52)	110
Derivative cash settlement gain (loss), net	4	(11)
Amortization of deferred financing costs and deferred acquisition consideration	4	12
Deferred income tax expense	56	30
Other, net	10	1
Changes in operating assets and liabilities, net
Accounts receivable, net	57	(77)
Prepaid expenses and other	(4)	7
Accounts payable, accrued expenses, and other liabilities	—	87
Net cash provided by operating activities	719	813
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(756)	(834)
Acquisitions of crude oil and natural gas properties	(17)	—
Capital expenditures for drilling and completion activities and other fixed assets	(475)	(572)
Proceeds from property transactions	2	93
Other, net	1	—
Net cash used in investing activities	(1,245)	(1,313)
Cash flows from financing activities:
Proceeds from credit facility	1,100	300
Payments to credit facility	(500)	(650)
Dividends paid	(50)	(148)
Common stock repurchased and retired	(71)	(67)
Payment of employee tax withholdings in exchange for the return of common stock	(5)	(7)
Other, net	(4)	(3)
Net cash provided by (used in) financing activities	470	(575)
Net change in cash, cash equivalents, and restricted cash	(56)	(1,075)
Cash, cash equivalents, and restricted cash:
Beginning of period	76	1,127
End of period	$20	$52
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

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Operations
When we use the terms “Civitas,” the “Company,” “we,” “us,” or “our,” we are referring to Civitas Resources, Inc. and its consolidated subsidiaries unless the context otherwise requires. Civitas is an independent exploration and production company focused on the acquisition, development, and production of crude oil and associated liquids-rich natural gas in the Permian Basin in Texas and New Mexico and the DJ Basin in Colorado.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Civitas and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. All intercompany balances and transactions have been eliminated in consolidation.
The December 31, 2024 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our 2024 Form 10-K, but does not include all disclosures, including notes required by GAAP. As such, this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our 2024 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, we evaluated events subsequent to the balance sheet date of March 31, 2025 through the filing date of this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year or any other future period. Additionally, certain insignificant prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements. Such reclassifications did not have a material impact on prior period consolidated financial statements.
Significant Accounting Policies
The significant accounting policies followed by us are set forth in Note 1 - Summary of Significant Accounting Policies in the 2024 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recently Issued and Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance income tax disclosures by requiring disclosure of items such as the disaggregation of the income tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. We adopted ASU 2023-09 on January 1, 2025, on a prospective basis, and will present the required new disclosures in the 2025 Form 10-K.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public entities to disclose disaggregated information about certain costs and expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, and retrospective application is permitted. We are evaluating the impact that ASU 2024-03 will have on the consolidated financial statements and our plan for adoption, including the adoption date and transition method.
There are no other accounting standards applicable to us that would have a material effect on our consolidated financial statements and disclosures that have been issued but not yet adopted by us as of March 31, 2025, and through the filing date of this Quarterly Report on Form 10-Q.

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

Consideration ($ in millions, except per share amounts)
Cash consideration	$997
Deferred acquisition consideration(1)(3)	$532

Shares of common stock issued	7,181,527
Closing price per share(2)	$68.08
Equity consideration(4)	$489

Total consideration	$2,018
_______________________
(1)Based on discounted fixed and determinable future payments of cash.
(2)Based on the closing stock price of Civitas common stock on January 2, 2024.
(3)Amounts represent non-cash investing activities until such time payments are made, as applicable. Refer to Note 5 - Debt for additional information.
(4)Amounts represent non-cash financing activities.

Final Purchase Price Allocation (in millions)
Assets Acquired
Proved properties	$1,859
Unproved properties	231
Other property and equipment	1
Right-of-use assets	4
Total assets acquired	$2,095

Liabilities Assumed
Accounts payable and accrued expenses	$5
Crude oil and natural gas revenue distribution payable	28
Asset retirement obligations	40
Lease liability	4
Total liabilities assumed	77
Net assets acquired	$2,018
The purchase price allocation for the Vencer Acquisition was finalized as of the fourth quarter of 2024 with immaterial adjustments made to the preliminary allocation initially presented in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 2, 2024.
Revenue and earnings of the acquiree
The results of operations for the Vencer Acquisition since the closing date have been included in our unaudited condensed consolidated financial statements during the three months ended March 31, 2024. The amount of revenue of Vencer included in our accompanying unaudited condensed consolidated statements of operations (“statements of operations”) was approximately $198 million during the three months ended March 31, 2024. We determined that disclosing the amount of Vencer-related net income included in the accompanying statements of operations is impracticable as the operations from the acquisition were integrated into our operations from the date of the acquisition.
Supplemental unaudited pro forma financial information
The results of operations for the Vencer Acquisition since the closing date have been included in our unaudited condensed consolidated financial statements and therefore do not require pro forma disclosure for the three months ended March 31, 2024.
Transaction costs
Transaction costs related to insignificant acquisitions in the Permian Basin in 2025 and the Vencer Acquisition in 2024 are accounted for separately from the assets acquired and liabilities assumed and are included in transaction costs in the accompanying statements of operations. We incurred transaction costs of $6 million and $23 million during the three months ended March 31, 2025 and 2024, respectively.

NOTE 3 - REVENUE RECOGNITION
Crude oil, natural gas, and NGL sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream and operating region is disaggregated below (in millions):

	Three Months Ended March 31,
Sales by Commodity and Operating Region	2025	2024
Crude oil
Permian Basin	$487	$585
DJ Basin	414	491
Total	901	1,076
Natural gas
Permian Basin	25	13
DJ Basin	100	74
Total	125	87
NGL
Permian Basin	78	83
DJ Basin	88	82
Total	166	165
Crude oil, natural gas, and NGL
Permian Basin	590	681
DJ Basin	602	647
Total	$1,192	$1,328
We record revenue in the month production is delivered to the purchaser. However, purchaser statements may not be received for one to two months after the date production is delivered, and as a result, we estimate the volume of production delivered to the purchaser and the price that will be received for the sale of the product. Generally, we record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in millions):

	March 31, 2025	December 31, 2024
Accounts payable trade	$104	$35
Accrued drilling and completion costs	178	158
Accrued crude oil and natural gas operating expense	149	160
Accrued general and administrative expense	19	37
Accrued interest expense	104	136
Other accrued expenses	43	35
Total accounts payable and accrued expenses	$597	$561

NOTE 5 - DEBT
Debt, net of unamortized discounts and deferred financing costs, consists of the following (in millions):

	March 31, 2025	December 31, 2024
Outstanding principal balances on Senior Notes:
2026 Senior Notes (5.000%)	$400	$400
2028 Senior Notes (8.375%)	1,350	1,350
2030 Senior Notes (8.625%)	1,000	1,000
2031 Senior Notes (8.750%)	1,350	1,350
Outstanding principal balances on Senior Notes, gross	4,100	4,100
Less: unamortized discount and deferred financing costs	(54)	(56)
Outstanding principal balances on Senior Notes, net	4,046	4,044
Outstanding balance on Credit Facility	1,050	450
Long-term debt	5,096	4,494
Deferred acquisition consideration	—	479
Total debt	$5,096	$4,973
Senior Notes
The table below summarizes the face values, interest rates, maturity dates, and semi-annual interest payment dates related to our outstanding senior note obligations as of March 31, 2025 ($ in millions):

	Interest Rate	Interest Payment Dates	Principal Amount	Maturity Date
2026 Senior Notes	5.000%	April 15, October 15	$400	October 15, 2026
2028 Senior Notes	8.375%	January 1, July 1	1,350	July 1, 2028
2030 Senior Notes	8.625%	May 1, November 1	1,000	November 1, 2030
2031 Senior Notes	8.750%	January 1, July 1	1,350	July 1, 2031
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
The indentures governing the Senior Notes contain covenants that limit, among other things, our ability and the ability of our subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) create liens securing indebtedness; (iii) pay dividends on or redeem or repurchase stock or subordinated debt; (iv) make specified types of investments and acquisitions; (v) enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us; (vi) enter into transactions with affiliates; and (vii) sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. We were in compliance with all covenants and all restricted payment provisions related to our Senior Notes as of March 31, 2025 and through the filing of this Quarterly Report on Form 10-Q. The indentures governing the Senior Notes also contain customary events of default.
For additional details on our Senior Notes, refer to Note 5 - Long-Term Debt in Item 8. Financial Statements and Supplementary Data included in our 2024 Form 10-K.

Credit Facility
We are party to a reserve-based revolving credit facility, as the borrower, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent, and a syndicate of financial institutions, as lenders, that has an aggregate maximum commitment amount of $4.0 billion and is set to mature on August 2, 2028 (together with all amendments thereto, the “Credit Facility” or the “Credit Agreement”). On February 21, 2025, we amended our Credit Facility to increase our aggregate elected commitments from $2.2 billion to $2.5 billion. As of March 31, 2025, the borrowing base and aggregate elected commitments under the Credit Agreement were $3.4 billion and $2.5 billion, respectively. The next scheduled borrowing base redetermination date is set to occur in May 2025.
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
The Credit Facility is guaranteed by all our restricted domestic subsidiaries and is secured by first priority security interests on substantially all assets, including a mortgage on at least 90% of the total value of the proved properties evaluated in the reserve reports most recently delivered to the lenders under the Credit Facility, including any engineering reports relating to the crude oil and natural gas properties of our restricted domestic subsidiaries, subject to customary exceptions.
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
In addition, we are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) a maximum ratio of our consolidated net indebtedness to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1.00, (b) a current ratio, inclusive of the unused commitments under the Credit Facility then available to be borrowed, to not be less than 1.00 to 1.00, and (c) upon the achievement of investment grade credit ratings, a PV-9 coverage ratio of the net present value, discounted at 9% per annum, of the estimated future net revenues expected in the proved reserves to our total net indebtedness of not less than 1.50 to 1.00 (“PV-9 coverage ratio”). We were in compliance with all covenants under the Credit Facility as of March 31, 2025 and through the filing of this Quarterly Report on Form 10-Q.

The following table presents the outstanding balance, letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in millions):

	May 6, 2025	March 31, 2025	December 31, 2024
Outstanding balance	$1,450	$1,050	$450
Letters of credit	2	2	2
Available borrowing capacity	1,048	1,448	1,748
Total aggregate elected commitments	$2,500	$2,500	$2,200
As of both March 31, 2025 and December 31, 2024, the unamortized deferred financing costs associated with amendments to the Credit Facility were $29 million. Of the unamortized deferred financing costs, (i) $20 million and $21 million are presented within other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets (“balance sheets”) as of March 31, 2025 and December 31, 2024, respectively, and (ii) $9 million and $8 million are presented within prepaid expenses and other on the accompanying balance sheets as of March 31, 2025 and December 31, 2024, respectively.
Deferred Acquisition Consideration
The Vencer Acquisition included deferred consideration of $550 million to be paid in cash on or before January 3, 2025. We discounted this obligation and recorded $532 million as deferred acquisition consideration upon closing and amortized the discount to interest expense in the accompanying statements of operations. During the year ended December 31, 2024, we paid $75 million of this deferred consideration and on January 3, 2025 we paid the remaining $475 million, which is recorded as a cash outflow within the acquisitions of businesses, net of cash acquired in the accompanying unaudited condensed consolidated statements of cash flows (“statements of cash flows”).
Interest Expense
For the three months ended March 31, 2025 and 2024, we incurred interest expense of $107 million and $110 million, respectively. Interest expense for the three months ended March 31, 2025 and 2024 includes zero and $9 million, respectively, related to the amortization of deferred acquisition consideration associated with the Vencer Acquisition.
NOTE 6 - COMMITMENTS AND CONTINGENCIES
Commitments. We routinely enter into, extend, or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing, and water delivery commitments. There were no significant commitments entered into during the three months ended March 31, 2025. For details of our existing commitments, refer to Note 6 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our 2024 Form 10-K.
Litigation and Legal Items. We are involved in various legal proceedings. We review the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that management believes are in our best interests. We have provided the necessary estimated accruals in the accompanying balance sheets where deemed appropriate for litigation and legal related items that are ongoing and not yet concluded. Other than any ordinary routine litigation incidental to the business and except as described below, we are not currently a party to, nor is our property currently subject to, any material legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.

On May 2, 2025, Jeremy Lin (the “Plaintiff”), individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws against us, our Chief Executive Officer, and our Chief Financial Officer (collectively, the “Defendants”) in the United States District Court for the District of New Jersey (the “Complaint”). The Complaint purports to bring a federal securities class action on behalf of a class of persons and entities other than the Defendants who acquired our securities between February 27, 2024 and February 24, 2025 and asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Complaint alleges, among other things, that the Defendants made materially false and misleading statements related to our business, operations and prospects, including our anticipated production volumes and financial condition in 2025. The Plaintiff seeks, among other things, certification of a class, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees. We intend to vigorously defend against the claims brought by the Plaintiff in this matter. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
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
We record compensation expense associated with the issuance of awards under the LTIP on a straight-line basis over the vesting period based on the fair value of the awards as of the date of grant within general and administrative expense in the accompanying statements of operations. The following table outlines the compensation expense recorded by type of award (in millions):

	Three Months Ended March 31,
	2025	2024
Restricted and deferred stock units	$8	$6
Performance stock units	5	5
Total stock-based compensation	$13	$11
As of March 31, 2025, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in millions):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$48	2028
Performance stock units	32	2027
Total unrecognized stock-based compensation	$80
Restricted Stock Units and Deferred Stock Units
We grant time-based restricted stock units (“RSUs”) to our officers, executives, and employees and time-based deferred stock units (“DSUs”) to our non-employee directors under the LTIP. Each RSU and DSU represents a right to receive one share of our common stock after the RSU or DSU vests and is settled. RSUs vest ratably over a one, two, or three-year service period on each anniversary following the grant date. RSUs are settled in shares of our common stock shortly after vesting. DSUs vest over a one-year period following the grant date. DSUs are settled in shares of our common stock upon the non-employee director’s separation of service from our Board of Directors (our “Board”). The grant-date fair value of RSUs and DSUs is equal to the closing price of our common stock on the date of the grant.
The following table presents the changes in non-vested RSUs and DSUs for the three months ended March 31, 2025:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	932,902	$65.69
Granted	495,315	49.20
Vested	(227,870)	63.26
Forfeited	(43,611)	69.28
Non-vested, end of period	1,156,736	$58.98
The aggregate grant-date fair value of the RSUs and DSUs granted under the LTIP during the three months ended March 31, 2025 was $24 million.

Performance Stock Units
We grant market-based performance stock units (“PSUs”) to our officers and certain executives under the LTIP. The number of shares of our common stock issued to settle PSUs ranges from zero to 225% of the number of PSUs granted and is determined based on performance achievement against certain market-based criteria over a three-year performance period. Performance achievement is determined based on our annualized absolute total stockholder return (“TSR”). Absolute TSR is determined based upon the change in our stock price over the performance period plus dividends paid. PSUs generally vest on December 31 of the year preceding the third anniversary of the date of grant and settle by March 15 of the following year upon the determination and approval of performance achievement by the Compensation Committee of our Board.
The grant-date fair value of our PSUs is estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and repeated numerous times to achieve a probabilistic assessment. Significant assumptions used in this valuation include our expected volatility as well as the volatilities for each of our peers and an interpolated risk-free interest rate based on U.S. Treasury yields with maturities consistent with the performance period.
The following table presents the change of non-vested PSUs for the three months ended March 31, 2025:

	PSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	650,046	$85.23
Granted(1)	277,684	61.78
Adjusted shares based on performance(2)	(81,547)	73.09
Vested(2)	(76,827)	72.98
Forfeited	(35,752)	85.67
Non-vested, end of period(1)	733,604	$78.96
___________________________
(1)The number of awards assumes that the associated performance condition is met at the target amount (multiplier of one). The final number of shares of our common stock issued may vary depending on the performance multiplier, which ranges from zero to 225%, depending on the level of satisfaction of the performance condition.
(2)Upon completion of the performance period for the PSUs granted in 2022, a performance achievement of 46% or 54%, as applicable, was applied to each of the grants, resulting in a number of shares less than the target amount of such PSUs being settled during the three months ended March 31, 2025.
The aggregate grant-date fair value of the PSUs granted under the LTIP during the three months ended March 31, 2025 was $17 million.
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
The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and their classification within the fair value hierarchy (in millions):

	As of March 31, 2025	As of December 31, 2024
	Level 2	Level 2
Derivative assets	$192	$84
Derivative liabilities	$97	$35
Long-Term Debt
The portion of our long-term debt related to our Credit Facility, if any, approximates its fair value as it bears interest at a floating rate that approximates a current market rate. The portion of our long-term debt related to our Senior Notes is recorded at cost, net of any unamortized discount and deferred financing costs. The fair value of our Senior Notes is based on quoted market prices, and as such, is designated as Level 1 within the fair value hierarchy. The following table presents the fair value of our Senior Notes as of the dates indicated ($ in millions):

		As of March 31, 2025		As of December 31, 2024
	Nominal Interest	Fair Value	Percent of Par	Fair Value	Percent of Par
2026 Senior Notes	5.000%	$395	99%	$394	99%
2028 Senior Notes	8.375%	1,395	103%	1,405	104%
2030 Senior Notes	8.625%	1,035	104%	1,049	105%
2031 Senior Notes	8.750%	1,389	103%	1,408	104%
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
Acquisitions and Impairments of Proved and Unproved Properties
We measure acquired assets or businesses at fair value on a nonrecurring basis and review our proved and unproved crude oil and natural gas properties for impairment using inputs that are not observable in the market and are therefore designated as Level 3 within the valuation hierarchy. The most significant fair value determinations for non-financial assets and liabilities are related to crude oil and natural gas properties acquired. Refer to Note 2 - Acquisitions and Divestitures for additional information. During the three months ended March 31, 2025 and 2024, we recorded no impairments of proved or unproved properties. Refer to Note 1 – Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data included in our 2024 Form 10-K for information on our policies for determining fair value of proved and unproved properties and related impairment expense.
NOTE 9 - DERIVATIVES
We periodically enter into commodity derivative contracts to mitigate a portion of our exposure to potentially adverse market changes in commodity prices for our expected future crude oil and natural gas production and the associated impact on cash flows. Our commodity derivative contracts consist of swaps, collars, and basis protection swaps. As of March 31, 2025, all derivative counterparties were members of the Credit Facility lender group, and all commodity derivative contracts are entered into for other-than-trading purposes. We do not designate our commodity derivative contracts as hedging instruments.
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
The following table summarizes the components of the derivative gain (loss), net presented on the accompanying statements of operations for the periods below (in millions):

	Three Months Ended March 31,
	2025	2024
Derivative cash settlement gain (loss), net
Crude oil contracts	$1	$(11)
Natural gas contracts	3	—
Total derivative cash settlement gain (loss), net	4	(11)
Change in fair value gain (loss)	48	(99)
Total derivative gain (loss), net	$52	$(110)
As of March 31, 2025, we had entered into the following commodity price derivative contracts:

	Contract Period
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	29,000	37,700	61,700	33,000	—	—	—
Weighted-Average Contract Price	$70.71	$71.69	$66.12	$68.28	$—	$—	$—
Collars
NYMEX WTI Volumes	42,000	38,000	10,000	10,000	—	—	—
Weighted-Average Ceiling Price	$76.79	$76.59	$73.62	$77.13	$—	$—	$—
Weighted-Average Floor Price	$67.52	$66.86	$60.00	$60.00	$—	$—	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	180,000	180,000	180,000	50,000	50,000	50,000	50,000
Weighted-Average Contract Price	$3.74	$3.74	$3.74	$4.41	$4.41	$4.41	$4.41
Collars
NYMEX HH Volumes	20,000	20,000	20,000	140,000	140,000	140,000	140,000
Weighted-Average Ceiling Price	$3.76	$3.76	$3.76	$4.09	$4.09	$4.09	$4.09
Weighted-Average Floor Price	$3.03	$3.03	$3.03	$3.29	$3.29	$3.29	$3.29
Basis Protection Swaps
Waha Basis Volumes	140,000	140,000	140,000	130,000	130,000	130,000	130,000
Weighted-Average Contract Price	$(1.32)	$(1.32)	$(1.32)	$(1.31)	$(1.31)	$(1.31)	$(1.31)
CIG Basis Volumes	$46,703	$50,000	$50,000	$60,000	$60,000	$60,000	$60,000
Weighted-Average Contract Price	$(0.85)	$(0.87)	$(0.87)	$(0.58)	$(0.58)	$(0.58)	$(0.58)
Subsequent to March 31, 2025 and as of May 2, 2025, we had entered into the following commodity price derivative contracts:

	Contract Period
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	—	—	—	—	9,000	—	—
Weighted-Average Contract Price	$—	$—	$—	$—	$60.67	$—	$—
Collars
NYMEX WTI Volumes	2,000	2,000	2,000	—	—	—	—
Weighted-Average Ceiling Price	$75.60	$75.60	$75.60	$—	$—	$—	$—
Weighted-Average Floor Price	$60.00	$60.00	$60.00	$—	$—	$—	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	13,297	30,000	30,000	—	—	—	—
Weighted-Average Contract Price	$4.27	$4.19	$4.19	$—	$—	$—	$—
Collars
NYMEX HH Volumes	6,703	10,000	10,000	20,000	20,000	20,000	20,000
Weighted-Average Ceiling Price	$4.73	$4.73	$4.73	$4.89	$4.89	$4.89	$4.89
Weighted-Average Floor Price	$4.25	$4.25	$4.25	$4.00	$4.00	$4.00	$4.00
Basis Protection Swaps
CIG Basis Volumes	20,000	40,000	40,000	20,000	20,000	20,000	20,000
Weighted-Average Contract Price	$(1.02)	$(0.97)	$(0.97)	$(0.62)	$(0.62)	$(0.62)	$(0.62)
Derivative Assets and Liabilities Fair Value
Our commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all our derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of our commodity derivative contracts as of March 31, 2025, and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Derivative Assets:
Commodity contracts - current	$135	$67
Commodity contracts - noncurrent	57	17
Total derivative assets	192	84
Amounts not offset in the accompanying balance sheets	(37)	(27)
Total derivative assets, net	$155	$57

Derivative Liabilities:
Commodity contracts - current	$(78)	$(22)
Commodity contracts - long-term	(19)	(13)
Total derivative liabilities	(97)	(35)
Amounts not offset in the accompanying balance sheets	37	27
Total derivative liabilities, net	$(60)	$(8)

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
A roll-forward of our asset retirement obligation is as follows (in millions):

Amount
Balance as of December 31, 2024	$458
Additional liabilities incurred with development activities and other	1
Additional liabilities incurred with acquisitions	2
Liabilities settled	(16)
Accretion expense	7
Balance as of March 31, 2025	$452
Current portion(1)	$59
Long-term portion	$393
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
As discussed in Note 7 - Stock-Based Compensation, PSUs represent the right to receive a number of shares of the Company’s common stock ranging from zero to 225% of PSUs granted based on the performance achievement over the applicable performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the performance period applicable to such awards.
We have also issued warrants, which represent the right to purchase our common stock at a specified exercise price. The number of potentially dilutive shares related to the warrants is based on the number of shares, if any, that would be exercisable at the end of the respective reporting period, assuming that date was the end of such warrants’ term. Warrants are only dilutive when the average price of the common stock during the period exceeds the exercise price. The exercise price of our warrants was in excess of our stock price during the three months ended March 31, 2025 and 2024; therefore, they were excluded from the earnings per share calculation.

The following table sets forth the calculations of basic and diluted net earnings per common share ($ in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$186	$176

Basic earnings per common share	$1.99	$1.75
Diluted earnings per common share	$1.99	$1.74

Weighted-average shares outstanding - basic	93,474,523	100,545,589
Add: dilutive effect of stock awards	145,972	747,599
Weighted-average shares outstanding - diluted	93,620,495	101,293,188
There were 404,566 and 138,448 unvested awards that were anti-dilutive for the three months ended March 31, 2025 and 2024, respectively.
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
We assess the recoverability of our deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such a determination, we consider all available evidence (both positive and negative), including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of merger activity in 2021, we recorded a valuation allowance of $25 million, which continued to be recorded as of March 31, 2025 and December 31, 2024, against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Internal Revenue Code. We will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
The net deferred tax liability as of March 31, 2025 and December 31, 2024 was $856 million and $801 million, respectively. Additionally, income tax payable of $6 million and $2 million is included in other liabilities on the accompanying balance sheets as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025 and 2024, we recorded income tax expense of $61 million and $35 million, respectively. Income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income from operations before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, tax credits, and other permanent differences. During the three months ended March 31, 2024, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Vencer Acquisition.
We had no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. We do not believe that there are any new items or changes in facts or judgments that would impact our tax position taken thus far in 2025.
In 2022, the Inflation Reduction Act was signed into law. Among other provisions, the Inflation Reduction Act imposes a 15% corporate alternative minimum tax (“CAMT”) for tax years beginning after December 31, 2022. Based on the application of currently available guidance, our income tax expense for the period ended March 31, 2025 was not impacted by the CAMT.

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental cash flow disclosures are presented below (in millions):

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$(134)	$(130)
Supplemental non-cash investing and financing activities:
Changes in working capital related to capital expenditures	(20)	(78)
NOTE 14 - STOCKHOLDERS’ EQUITY
Stock Repurchases
Our Board authorized a stock repurchase program authorizing repurchases of up to $500 million of our outstanding shares of common stock, in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by our Board at any time.
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
The table below summarizes stock repurchases pursuant to the stock repurchase program during the three months ended March 31, 2025 and 2024:

	Number of Shares	Weighted-Average Price	Total Purchase Price (in millions)(1)
2025
Open market repurchases	1,540,340	$46.23	$71
Total stock repurchases	1,540,340	$46.23	$71
2024
Privately negotiated transactions
NGP Tap Rock Holdings, LLC and certain of its affiliates	876,193	$64.54	$57
Open market repurchases	152,275	68.19	10
Total stock repurchases	1,028,468	$65.08	$67
_________________________
(1)Excludes commissions paid and excise taxes accrued related to stock repurchases.
These stock repurchases were funded from our cash on hand, and the shares were immediately retired. As of March 31, 2025, $193 million remained available under the program for repurchase of our outstanding common stock.
Dividends
As approved by our Board, cash dividends are comprised of a quarterly base and a discretionary variable dividend component. The following table summarizes the dividends declared for the three months ended March 31, 2025 and 2024:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2025
First quarter	$0.50	$—	$0.50	$45
2024
First quarter	$0.50	$0.95	$1.45	$148

All RSUs, DSUs, and PSUs receive a dividend equivalent per unit, recognized as a liability included in other liabilities and other long-term liabilities on the accompanying balance sheets until the recipients receive the dividend equivalents. Refer to Note 7 - Stock-Based Compensation for further discussion around our LTIP.
Capital Return Program
Beginning in February 2025, our Board approved a capital return program that prioritizes directing the majority of our free cash flow to debt reduction, following the payment of our base dividend, which remains $0.50 per share quarterly. Any incremental returns of capital beyond the base dividend and debt reduction will occur at the discretion of our Board and will be in the form of share repurchases and/or variable dividends. Future dividend payments must be approved by our Board and will depend on our liquidity, financial requirements, and other factors considered relevant by our Board.
NOTE 15 - SEGMENT REPORTING
We aggregate and report our crude oil and natural gas exploration and production operations in one reportable upstream segment. The Permian Basin and the DJ Basin are operating segments of the Company that we aggregate into the upstream segment due to the similar nature of these operations that are solely focused in the U.S. The upstream segment derives revenue from the sale of produced crude oil, natural gas, and NGL. We consider our midstream functions as ancillary to our upstream segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer.
The measure of profit or loss that the CODM uses to assess performance and allocate resources for the upstream segment is Adjusted EBITDAX. Adjusted EBITDAX is defined as earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash and non-recurring charges. The measure of segment assets is reported on the accompanying consolidated balance sheets as total consolidated assets and capital expenditures are reported in our statements of cash flows. The CODM uses Adjusted EBITDAX to evaluate income generated from segment assets in deciding whether to reinvest profits into the upstream segment or into other activities, such as for acquisitions, debt reduction, or to return capital to stockholders.
The following table presents a reconciliation of reportable segment Adjusted EBITDAX to income from operations before income taxes (in millions):

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDAX	$786	$928
Interest expense, net(1)	(105)	(106)
Depreciation, depletion, and amortization	(445)	(467)
Exploration	(3)	(11)
Transaction costs	(6)	(23)
Derivative gain (loss), net	52	(110)
Derivative cash settlement (gain) loss, net	(4)	11
Stock-based compensation(2)	(13)	(11)
Other, net(3)	(15)	—
Income from operations before income taxes	$247	$211
_________________________
(1)Includes interest income of $2 million and $4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Interest income is included as a portion of other, net in the accompanying statements of operations.
(2)Included as a portion of general and administrative expense in the accompanying statements of operations.
(3)The three months ended March 31, 2025 includes (i) $9 million of non-cash loss on crude oil linefill contracts that is included in other, net, (ii) $4 million of non-recurring cash severance charges incurred in connection with our announced reduction in force that are included in general and administrative expense, and (iii) $2 million for non-recurring cash unused commitment fees that are included in other operating expense, all of which are in the accompanying statements of operations for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2024 Form 10-K, as well as with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. Further, we encourage you to review the Information Regarding Forward-Looking Statements.
Executive Summary
We are an independent exploration and production company focused on the acquisition, development, and production of crude oil and associated liquids-rich natural gas from our premier assets in the Permian Basin in Texas and New Mexico and the DJ Basin in Colorado. Our proven business model to maximize stockholder returns is focused on four key strategic pillars: generate significant free cash flow, maintain a premier balance sheet, return capital to our stockholders, and demonstrate ESG leadership.
Financial and Operating Results
Our financial and operating results for the three months ended March 31, 2025:
•Total sales volumes of 28 MMBoe and average sales volumes per day of 311 MBoe/d;
•Net income of $186 million, or $1.99 per diluted share;
•Cash flows provided by operating activities of $719 million. Adjusted Free Cash Flow(1) was $171 million;
•Capital expenditures in drilling, completions, facilities, land, midstream assets, and other were $495 million;
•Repurchases of approximately 1.5 million shares of our common stock totaling $71 million; and
•Cash dividends paid of $50 million.
(1) Adjusted Free Cash Flow is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures - Reconciliation of Adjusted Free Cash Flow to Cash Provided by Operating Activities” and “Liquidity and Capital Resources” below for additional discussion.

Commodity Prices and Certain Other Market Conditions
The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. Commodity prices in the second half of 2024 were weakened by soft global economic growth creating downward pressure on the price of oil, with OPEC+ consistently reducing consumption estimates as a result of China’s economic slowdown, specifically in the transportation sector. In early 2025, oil prices had a slight rebound due to continued tightened sanctions on Russia and Iranian oil. However, there was a subsequent decline that continued into May 2025 as a result of (i) trade tariff uncertainties driving concerns over an increase in inflation, (ii) continued concerns over economic growth, specifically in China and India as both are significant oil consumers, and (iii) OPEC+’s decision to increase production starting in May, creating additional global supply and further downward pressure on oil prices. These factors have led to declining average crude oil prices, with NYMEX WTI crude oil reaching $57.13 on May 5, 2025, the lowest levels seen since 2021.
U.S. inflation rates during the first quarter of 2025 were relatively stable, yet remained slightly higher than historical averages. Inflationary pressures, such as trade tariffs, can lead to economic slowdown and/or lead to a recession. A slowdown or recession can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices.
The foregoing destabilizing factors have led to significant fluctuations in global financial markets and uncertainty about world-wide crude oil and natural gas supply and demand, which in turn has increased the volatility of crude oil and natural gas prices. Prolonged lower oil prices and inflationary costs could adversely affect our drilling program and could result in a significant triggering event that may cause an impairment over our crude oil and natural gas assets. Consequently, we may incur substantial impairment charges in the future, which could have a material adverse effect on our results of operations. We maintain operational flexibility to control the pace of our capital spending and we regularly monitor these external factors that may negatively influence it. As a result, we may revise our capital program during the year.
The below graph depicts monthly average NYMEX WTI crude oil and NYMEX HH natural gas price from January 2024 through March 2025.
____________________________
(1)     The average NYMEX WTI crude oil price for the three months ended March 31, 2025 and December 31, 2024 was $71.42 and $70.27, respectively.
(2)     The average NYMEX natural gas HH price for the three months ended March 31, 2025 and December 31, 2024 was $3.65 and $2.79, respectively.

In light of uncertainty associated with crude oil and natural gas demand, future monetary policy relating to inflationary pressures, and governmental policies aimed at transitioning toward lower carbon energy, we cannot predict any future volatility in or levels of commodity prices or demand for crude oil and natural gas.
We receive a premium or discount to the benchmark WTI price for our crude oil production. The differential between the benchmark price and the price we receive can reflect adjustments for quality, location, and transportation. Our Permian Basin crude oil price generally includes a transportation differential for delivery to Cushing, Oklahoma. During the three months ended March 31, 2025, our Permian Basin crude oil differential was a premium to WTI. Our DJ Basin crude oil price generally includes a higher-grade quality differential and a transportation differential for delivery to Cushing, Oklahoma. Basis differentials can be volatile and can change at various times given their high correlation with market dynamics, supply and demand, and overall production.
Our natural gas production is typically sold at a discount to the benchmark NYMEX Henry Hub price. Our Permian Basin natural gas production is based on the Waha Hub in West Texas, and our DJ Basin natural gas production is sold based on prices established for Colorado Interstate Gas (“CIG”). Pricing we receive for our natural gas in both basins is correlated with the capacity of in-field gathering systems, compression, and processing facilities, as well as transportation pipelines out of the basins, of which are majority owned and operated by third parties. During 2024, the Waha Hub experienced periods of negative pricing due to oversupply, seasonal maintenance, and limited pipeline capacity. During the three months ended March 31, 2025, the Waha Hub observed positive average monthly pricing due to winter seasonal demand and available pipeline capacity. CIG pricing is often impacted by seasonality and typically receives a higher price during the winter months as local demand increases as temperatures decrease.
We periodically enter into natural gas basis protection swaps to mitigate a portion of our exposure to adverse market changes. As a result of our natural gas derivative contracts, we recorded a cash settlement gain of $3 million during the three months ended March 31, 2025. Refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our derivative contracts.

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	Percent Change
Revenues (in millions):
Crude oil sales	$901	$1,053	(14)%
Natural gas sales	125	63	98%
NGL sales	166	176	(6)%
Product revenue	$1,192	$1,292	(8)%

Sales Volumes:
Crude oil (MBbls)	12,709	15,051	(16)%
Natural gas (MMcf)	50,471	54,701	(8)%
NGL (MBbls)	6,871	8,210	(16)%
Total sales volumes (MBoe)	27,992	32,378	(14)%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$70.90	$69.96	1%
Natural gas (per Mcf)	$2.48	$1.14	118%
NGL (per Bbl)	$24.07	$21.47	12%
Total (per Boe)	$42.58	$39.90	7%

Average Sales Prices (after derivatives)(1):
Crude oil (per Bbl)	$70.96	$69.94	1%
Natural gas (per Mcf)	$2.56	$1.37	87%
NGL (per Bbl)	$24.07	$21.47	12%
Total (per Boe)	$42.73	$40.27	6%
_____________________________
(1)Average sale prices, after derivatives is a non-GAAP financial measure. For a reconciliation of average sales price, before derivatives to average sales price, after derivatives, see Non-GAAP Financial Measures below.

The following table presents crude oil, natural gas, and NGL sales volumes by operating region for the periods presented:

	Three Months Ended
	March 31, 2025	December 31, 2024	Percent Change
Crude oil (MBbls)
Permian Basin	6,807	7,325	(7)%
DJ Basin	5,902	7,726	(24)%
Total	12,709	15,051	(16)%
Natural gas (MMcf)
Permian Basin	24,567	26,270	(6)%
DJ Basin	25,904	28,431	(9)%
Total	50,471	54,701	(8)%
NGL (MBbls)
Permian Basin	3,886	4,478	(13)%
DJ Basin	2,985	3,732	(20)%
Total	6,871	8,210	(16)%
Total sales volumes (MBoe)
Permian Basin	14,788	16,181	(9)%
DJ Basin	13,204	16,197	(18)%
Total	27,992	32,378	(14)%
Average sales volumes per day (MBoe/d)
Permian Basin	164	176	(7)%
DJ Basin	147	176	(16)%
Total	311	352	(12)%
The following table sets forth information regarding crude oil, natural gas, and NGL sales prices, excluding the impact of commodity derivatives and production costs for the periods presented.

	Three Months Ended
Average Sales Price	March 31, 2025	December 31, 2024	Percent Change
Crude Oil (Per Bbl)
Permian Basin	$71.57	$70.46	2%
DJ Basin	$70.12	$69.48	1%
Total	$70.90	$69.96	1%
Natural Gas (Per Mcf)
Permian Basin	$1.00	$(0.11)	**
DJ Basin	$3.89	$2.30	69%
Total	$2.48	$1.14	118%
NGL (Per Bbl)
Permian Basin	$19.99	$18.67	7%
DJ Basin	$29.39	$24.84	18%
Total	$24.07	$21.47	12%
Production Cost (Per Boe)(1)
Permian Basin	$7.81	$7.32	7%
DJ Basin	$5.48	$4.07	35%
Total	$6.71	$5.69	18%
_____________________________
** Percent not meaningful
(1)Represents lease operating expense and midstream operating expense per Boe using total sales volumes and excludes ad valorem and severance taxes.

Product revenues decreased by 8% to $1.2 billion for the three months ended March 31, 2025 compared to $1.3 billion for the three months ended December 31, 2024. The decrease was primarily due to a 14% decrease in total sales volumes primarily due to the timing of wells turned-in-line in both basins, two fewer days in the first quarter of 2025, and normal decline in production from our existing wells. The decrease was partially offset by a 7% increase in crude oil equivalent pricing, excluding the impact of derivatives.
The following table summarizes our operating expenses for the periods indicated ($ in millions, except per Boe amounts):

	Three Months Ended
	March 31, 2025	December 31, 2024	Percent Change
Operating Expenses:
Lease operating expense	$174	$173	1%
Midstream operating expense	14	11	27%
Gathering, transportation, and processing	87	99	(12)%
Severance and ad valorem taxes	89	86	3%
Exploration	3	1	200%
Depreciation, depletion, and amortization	445	545	(18)%
Transaction costs	6	—	100%
General and administrative expense	57	53	8%
Other operating expense	4	6	(33)%
Total operating expenses	$879	$974	(10)%
Selected Operating Expenses (per Boe):
Lease operating expense	$6.22	$5.34	16%
Midstream operating expense	0.49	0.35	40%
Gathering, transportation, and processing	3.12	3.02	3%
Severance and ad valorem taxes	3.20	2.67	20%
Depreciation, depletion, and amortization	15.91	16.82	(5)%
Transaction costs	0.21	0.02	**
General and administrative expense	2.02	1.64	23%
Total selected operating expenses (per Boe)	$31.17	$29.86	4%
_____________________________
** Percent not meaningful
Lease operating expense.  Our lease operating expense remained relatively flat at $174 million for the three months ended March 31, 2025, compared to $173 million for the three months ended December 31, 2024. However, our lease operating expense increased 16% on an equivalent basis per Boe. The DJ Basin accounted for approximately 70% of the increase per Boe largely driven by (i) operating costs in the DJ Basin that are predominately fixed rather than variable, (ii) power costs that have risen as we convert more of our facilities from generators to grid power, in support of our emissions reduction efforts, and (iii) higher seasonal fuel and power usage. The Permian Basin accounted for approximately 30% of the increase per Boe primarily due to operating cost increases as a result of the addition of 43 more net wells turned to sales throughout the three months ended March 31, 2025, when compared to the three months ended December 31, 2024, partially offset by the completion of the majority of our maintenance and workover optimizations projects during the three months ended December 31, 2024.
Gathering, transportation, and processing. Gathering, transportation, and processing expense decreased 12%, to $87 million for the three months ended March 31, 2025, compared to $99 million for the three months ended December 31, 2024, and increased 3% on an equivalent basis per Boe. The decrease in gathering, transportation, and processing expense is mainly driven by the decrease in sales volumes of 14%. The increase in gathering, transportation, and processing expense per Boe is mainly driven by (i) certain of our contracts that are value-based percentage of proceeds sales contracts that track solely with natural gas and NGL pricing and (ii) an election on certain midstream contracts to apply high-pressure gas lift, which results in an incrementally higher cost per Boe.

Severance and ad valorem taxes.  Severance taxes represent taxes imposed by the states in which we operate based on the value of the crude oil, natural gas, and NGL we produce. Ad valorem taxes represent taxes imposed by specific jurisdictions in which we operate based on the assessed value of our properties in that region. For our operations in Texas, the assessed value of our properties is determined using a discounted cash flow methodology. For our operations in Colorado and New Mexico, assessed value is determined by the value of the crude oil, natural gas, and NGL sold less various deductions.
Our severance and ad valorem taxes increased 3%, to $89 million for the three months ended March 31, 2025, from $86 million for the three months ended December 31, 2024, and increased 20% on an equivalent basis per Boe. Increases in both total and on an equivalent basis per Boe resulted from a refinement of estimated severance and ad valorem taxes based upon updated mill levies in the taxing districts in which we operate. The increase was slightly offset by the decrease of 8% for crude oil, natural gas, and NGL sales for the three months ended March 31, 2025 when compared to the three months ended December 31, 2024.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense (“DD&A”) decreased 18%, to $445 million for the three months ended March 31, 2025, from $545 million for the three months ended December 31, 2024, and decreased 5% on an equivalent basis per Boe. Subsequent to December 31, 2024, we invested approximately $740 million in the development and acquisition of crude oil and natural gas properties. The decrease in total DD&A expense was primarily due to a 14% decrease in sales volumes between periods. The decrease in DD&A expense per Boe was due to a decrease in the depletion rate driven by a greater increase in proved reserves in proportion to the depletable property base, most notably in the Permian Basin.
General and administrative expense. Our general and administrative expense increased 8%, to $57 million for the three months ended March 31, 2025, from $53 million for the three months ended December 31, 2024, and increased 23% on an equivalent basis per Boe. The increase in general and administrative expense was primarily due to $4 million of non-recurring cash severance charges and $1 million of additional stock compensation expense incurred in connection with our announced reduction in force. General and administrative expense per Boe increased due to a 14% decrease in sales volumes.
Derivative gain (loss).  Our derivative gain for the three months ended March 31, 2025 was $52 million, as compared to a loss of $12 million for the three months ended December 31, 2024. Our derivative gain for the three months ended March 31, 2025 was due to fair market value adjustments resulting from lower market prices relative to our open positions and cash settlement gains. Our derivative loss for the three months ended December 31, 2024 was due to fair market value adjustments resulting from higher market prices relative to our open positions, partially offset by cash settlement gains.
Refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.
Interest expense.  Our interest expense for the three months ended March 31, 2025 and December 31, 2024 was $107 million and $113 million, respectively. Average debt outstanding for the three months ended March 31, 2025 and December 31, 2024 was $5.2 billion and $4.9 billion, respectively. The components of interest expense for the periods presented are as follows (in millions):

	Three Months Ended
	March 31, 2025	December 31, 2024
Senior Notes	$84	$83
Credit Facility	17	14
Amortization of deferred financing costs and deferred acquisition consideration	4	14
Other	2	2
Total interest expense	$107	$113
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
Our income tax expense for the three months ended March 31, 2025 and December 31, 2024 was $61 million and $49 million, resulting in an effective tax rate of 24.6% and 24.4% on pre-tax income, respectively.

Liquidity and Capital Resources
Our primary sources of liquidity include cash flows from operating activities, available borrowing capacity under the Credit Facility, potential proceeds from equity and/or debt capital markets transactions, potential proceeds from sales of assets, and other sources. We may use our available liquidity for operating activities, working capital requirements, capital expenditures, acquisitions, the return of capital to stockholders, and for general corporate purposes. Additionally, our available liquidity may be used for debt reduction and we may, at any time and from time to time, seek to repurchase and retire our outstanding senior notes through cash purchases and/or exchanges for debt in the open market, in privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, would be made upon the terms and at the prices as our Board and management may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. In addition, we may issue additional securities in capital markets transactions to refinance portions of our Credit Facility or other debt obligations as market conditions permit.
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
As of March 31, 2025, our liquidity was $1.5 billion, consisting of cash on hand of $20 million and $1.4 billion of available borrowing capacity on our Credit Facility. Borrowing capacity under the Credit Facility is primarily based on the value assigned to the proved reserves attributable to our crude oil and natural gas interests. As of May 6, 2025, the available borrowing capacity on our Credit Facility was $1.0 billion. Our Credit Facility is set to mature in August 2028, with the next scheduled borrowing base redetermination date to occur in May 2025, subsequent to the filing of this Quarterly Report on Form 10-Q.
The Credit Facility contains customary representations and various affirmative and negative covenants as well as certain financial covenants, including (a) a permitted net leverage ratio of not greater than 3.00 to 1.00, (b) a current ratio, inclusive of the unused commitments under the Credit Facility then available to be borrowed, of not less than 1.00 to 1.00, and (c) upon the achievement of investment grade credit ratings, a PV-9 coverage ratio. We were in compliance with all covenants under the Credit Facility as of March 31, 2025, and through the filing of this Quarterly Report on Form 10-Q. Refer to Note 5 - Debt in Part I, Item 1 for additional information.
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

Sources and Uses of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods indicated (in millions):

		Three Months Ended
	Activity Type	March 31, 2025	March 31, 2024
Sources of Cash and Cash Equivalents
Net cash provided by operating activities	Operating	$719	$813
Proceeds from property transactions	Investing	2	93
Proceeds from Credit Facility	Financing	1,100	300
Other, net	Investing	1	—
Total sources of cash and cash equivalents		$1,822	$1,206
Uses of Cash and Cash Equivalents
Acquisitions of businesses, net of cash acquired	Investing	(756)	(834)
Acquisitions of crude oil and natural gas properties	Investing	(17)	—
Capital expenditures for drilling and completion activities and other fixed assets	Investing	(475)	(572)
Payments to Credit Facility	Financing	(500)	(650)
Dividends paid	Financing	(50)	(148)
Common stock repurchased and retired	Financing	(71)	(67)
Other, net	Financing	(9)	(10)
Total uses of cash and cash equivalents		$(1,878)	$(2,281)

Net change in cash and cash equivalents		$(56)	$(1,075)
Sources of Cash and Cash Equivalents
Our sources of cash and cash equivalents increased by $616 million year over year, primarily driven by increased draws on our Credit Facility of $800 million.
This increase was partially offset by a decrease in net cash provided by operating activities of $94 million as well as a decrease in proceeds from property transactions of $91 million. Our net cash provided by operating activities are primarily impacted by commodity prices, sales volumes, net settlements from our commodity derivative positions, operating costs, and changes in our working capital. See “Results of Operations” above for more information on the factors driving these changes.
Uses of Cash and Cash Equivalents
Our uses of cash and cash equivalents decreased by $403 million year over year, primarily driven by decreased payments on our Credit Facility of $150 million, decreased capital expenditures for drilling and completion activities and other fixed assets of $97 million, decreased dividends paid of $98 million, and decreases in acquisitions of businesses, net of cash acquired of $78 million.
Capital expenditures for drilling and completion activities and other fixed assets decreased by $97 million, largely attributable to a 5% reduction in our 2025 capital investment program when compared to 2024, as well as efforts to level-load our capital to more evenly distribute investments throughout the year. During the three months ended March 31, 2025, we drilled, completed, and turned to sales 22, 33, and 47 net operated wells, respectively, in the Permian Basin, and 25, 30, and 3 net operated wells, respectively, in the DJ Basin. During the three months ended March 31, 2024, we drilled, completed, and turned to sales 36, 43, and 35 net operated wells, respectively, in the Permian Basin, and 31, 20, and 11 net operated wells, respectively, in the DJ Basin.
Beginning in February 2025, our Board elected to prioritize directing the majority of our free cash flow to debt reduction, following the payment of our base dividend, which remains $0.50 per share quarterly. As a result of this change, dividends declared and paid during the quarter decreased by $0.95 per share when compared to the three months ended March 31, 2024.

Our cash proceeds from increased draws on our Credit Facility were used during the three months ended March 31, 2025 to pay the remaining Vencer deferred acquisition consideration of $475 million as well as acquire certain oil and gas properties in the Permian Basin for cash consideration of $281 million, inclusive of customary purchase price adjustments. During the three months ended March 31, 2024, acquisitions of businesses, net of cash acquired was comprised nearly entirely of cash consideration paid at the closing of the Vencer Acquisition.
Material Commitments
There have been no significant changes from our 2024 Form 10-K in our obligations and commitments, other than what is disclosed within Note 6 - Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDAX
Adjusted EBITDAX is a supplemental non-GAAP financial measure that represents earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash and non-recurring charges. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature. We present Adjusted EBITDAX because we believe it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Facility based on Adjusted EBITDAX ratios. In addition, Adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the crude oil and natural gas exploration and production industry. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because Adjusted EBITDAX excludes some, but not all items that affect net income and may vary among companies, the Adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.
The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX for the periods presented (in millions):

	Three Months Ended
	March 31, 2025	December 31, 2024
Net income	$186	$151
Interest expense, net(1)	105	111
Income tax expense	61	49
Depreciation, depletion, and amortization	445	545
Exploration	3	1
Transaction costs	6	1
Derivative (gain) loss, net	(52)	11
Derivative cash settlement gain (loss), net	4	12
Stock-based compensation(2)	13	12
Other, net(3)	15	2
Adjusted EBITDAX	$786	$895
________________________
(1)Includes interest income of $2 million and $3 million for the three months ended March 31, 2025 and December 31, 2024, respectively. Interest income is included as a portion of other, net in the accompanying statements of operations.
(2)Included as a portion of general and administrative expense in the accompanying statements of operations.
(3)The three months ended March 31, 2025 includes (i) $9 million of non-recurring and non-cash loss on crude oil linefill contracts that is included in other, net, (ii) $4 million of non-recurring cash severance charges incurred in connection with our announced reduction in force that are included in general and administrative expense, and (iii) $2 million for non-recurring cash unused commitment fees that are included in other operating expense, all of which are in the accompanying statement of operations for the period. The three months ended December 31, 2024 includes non-recurring costs of $1 million for unused commitment fees that are included in other operating expense and $1 million for loss on property transactions, net that are included in other, net, all of which are in the accompanying statement of operations for the period.
Reconciliation of Cash Provided by Operating Activities to Adjusted Free Cash Flow
Adjusted Free Cash Flow is a supplemental non-GAAP financial measure that is calculated as net cash provided by operating activities before changes in operating assets and liabilities and less exploration and development of crude oil and natural gas properties, changes in working capital related to capital expenditures, and purchases of carbon credits and renewable energy credits. We believe that Adjusted Free Cash Flow provides additional information that may be useful to investors and analysts in evaluating our ability to generate cash from our existing crude oil and natural gas assets to fund future exploration and development activities and to return cash to stockholders. Adjusted Free Cash Flow is a supplemental measure of liquidity and should not be viewed as a substitute for cash flows from operations because it excludes certain required cash expenditures.

The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of Adjusted Free Cash Flow for the periods presented (in millions):

	Three Months Ended
	March 31, 2025	December 31, 2024
Net cash provided by operating activities	$719	$859
Add back: Changes in operating assets and liabilities, net	(53)	(59)
Cash flow from operations before changes in operating assets and liabilities	666	800
Less: Cash paid for capital expenditures for drilling and completion activities and other fixed assets	(475)	(292)
Less: Changes in working capital related to capital expenditures	(20)	14
Capital expenditures	(495)	(278)
Less: Purchases of carbon credits and renewable energy credits	—	(2)
Adjusted Free Cash Flow	$171	$520
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
The following table provides a reconciliation of the GAAP financial measure of average sales price, before derivatives to the non-GAAP financial measure of average sales prices, after derivatives for the periods presented:

	Three Months Ended
	March 31, 2025	December 31, 2024
Average crude oil sales price (per Bbl)	$70.90	$69.96
Effects of derivatives, net (per Bbl) (1)	0.06	(0.02)
Average crude oil sales price (after derivatives) (per Bbl)	$70.96	$69.94

Average natural gas sales price (per Mcf)	$2.48	$1.14
Effects of derivatives, net (per Mcf) (1)	0.08	0.23
Average natural gas sales price (after derivatives) (per Mcf)	$2.56	$1.37

Average NGL sales price (per Bbl)	$24.07	$21.47
Effects of derivatives, net (per Bbl) (1)	—	—
Average NGL sales price (after derivatives) (per Bbl)	$24.07	$21.47
_________________________
(1)Derivatives economically hedge the price we receive for crude oil, natural gas, and NGL. For the three months ended March 31, 2025, the derivative cash settlement gain for crude oil was $1 million, and the derivative cash settlement gain for natural gas was $3 million. For the three months ended December 31, 2024, the derivative cash settlement loss for crude oil was nominal, and the derivative cash settlement gain for natural gas was $12 million. We did not hedge the price we received for NGL during the periods presented. Refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosures.
New Accounting Pronouncements
Refer to Note 1 - Summary of Significant Accounting Policies under Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 - Summary of Significant Accounting Policies in the 2024 Form 10-K for any recently issued or adopted accounting standards.

Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2024 Form 10-K. During the three months ended March 31, 2025, there were no significant changes in the application of critical accounting policies.
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
Interest Rates
As of March 31, 2025 and May 6, 2025, we had $1.1 billion and $1.5 billion, respectively, outstanding under our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to the ABR or SOFR, in each case, plus the applicable margin, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of March 31, 2025, and through the filing date of this Quarterly Report on Form 10-Q, we were in compliance with all financial and non-financial covenants under the Credit Facility.
Counterparty and Customer Credit Risk
We are exposed to counterparty credit risk associated with our derivative activities. As of March 31, 2025 and May 2, 2025, our derivative contracts have been executed with 16 counterparties, all of which are members of the Credit Facility lender group and have investment grade credit ratings. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed a specified threshold. Pursuant to Item 103 of Regulation S-K, we have elected to apply a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, we are not aware of any such proceedings required to be disclosed for the quarter ended March 31, 2025.
Item 1A. Risk Factors.
Our business faces many risks. Any of the risk factors discussed in this Quarterly Report on Form 10-Q or our other SEC filings could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the risk factors identified in Part I, Item 1A in our 2024 Form 10-K, together with other information in this Quarterly Report on Form 10-Q and other reports and materials we may subsequently file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table provides information about our purchases of our common stock during the three months ended March 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value that May Yet be Purchased as Part of Publicly Announced Plans or Programs (in millions)(3)
January 1, 2025 – January 31, 2025	813,639	$51.38	812,865	$223
February 1, 2025 – February 28, 2025	400,108	48.75	305,016	208
March 1, 2025 – March 31, 2025	440,492	34.63	422,459	193
Total	1,654,239	$46.29	1,540,340	$193
________________________
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
(3)Our Board authorized a stock repurchase program authorizing repurchases of up to $500 million of our outstanding shares of common stock, pursuant to which we are authorized, from time to time, to acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by our Board at any time.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1*
Purchase and Sale Agreement, dated as of October 3, 2023, by and among Vencer Energy, LLC, as seller, and Civitas Resources, Inc., as buyer (incorporated by reference to Exhibit 2.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on October 4, 2023)

3.1
Fourth Amended and Restated Certificate of Incorporation of Civitas Resources, Inc. (incorporated by reference to Exhibit 3.1 to Civitas Resources, Inc’s Quarterly Report on Form 10-Q filed on August 2, 2023)

3.2	Seventh Amended and Restated Bylaws of Civitas Resources, Inc. (incorporated by reference to Exhibit 3.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on June 5, 2023)
10.1
Seventh Amendment to Amended and Restated Credit Agreement, dated February 21, 2025, among Civitas Resources, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.22 to Civitas Resources, Inc.’s Annual Report on Form 10-K filed on February 24, 2025)

10.2+
Form of Indemnity Agreement between Civitas Resources, Inc. and the directors and executive officers of Civitas Resources, Inc. (incorporated by reference to Exhibit 10.9 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on November 3, 2021)

10.3*+†	Confidential Severance and Release Agreement, dated as of March 27, 2025, by and between Civitas Resources, Inc. and T. Hodge Walker
10.4*+†	Confidential Severance and Release Agreement, dated as of March 5, 2025, by and between Civitas Resources, Inc. and Jeffrey S. Kelly
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
*             Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation
S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
+             Management contract or compensatory plan or arrangement.
†             Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS RESOURCES, INC.

Date:	May 7, 2025	By:	/s/ M. Christopher Doyle
M. Christopher Doyle
Chief Executive Officer and Director (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer and Treasurer (principal financial officer)

		By:	/s/ Kayla D. Baird
Kayla D. Baird
Senior Vice President and Chief Accounting Officer (principal accounting officer)