Form 10-Q
period 2025-09-30
CIVITAS RESOURCES, INC.
filed 2025-11-06
CIK 1509589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No
As of the filing date of this Quarterly Report on Form 10-Q, the registrant had 85,303,179 shares of common stock outstanding.

CIVITAS RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

•existing or potential future capital allocation initiatives such as repayments of outstanding debt or paying dividends on our common stock at their current level or at all;
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
•the adequacy of our insurance;
•plans and expectations with respect to the Merger (as defined herein), including the timing of the completion thereof (or failure to complete the Merger), and the anticipated impact thereof on our or the combined company’s results of operations, financial position, future growth opportunities, reserve estimates, and competitive position or relationships with employees, customers, suppliers, or other material business relations;
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
Factors that could cause actual results to differ materially include, but are not limited to, the following:
•the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and Part II, Item 1A of this Quarterly Report on Form 10-Q;
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
•our ability to consummate the Merger (on the expected time frame, or at all) and realize the anticipated benefits therefrom;
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved. We disclose other important factors that could cause our actual results to differ materially from our expectations under “Part I, Item 1A. Risk Factors” and elsewhere in our 2024 Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q, which may be updated in subsequent Quarterly Reports on Form 10-Q and other documents we file with the Securities and Exchange Commission (the “SEC”). These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$56	$76
Accounts receivable, net:
Crude oil, natural gas, and NGL sales	523	646
Joint interest and other	113	125
Derivative assets	169	67
Prepaid expenses and other	84	74
Total current assets	945	988
Property and equipment (successful efforts method):
Proved properties	18,924	16,897
Less: accumulated depreciation, depletion, and amortization	(5,663)	(4,288)
Total proved properties, net	13,261	12,609
Unproved properties	318	631
Wells in progress	375	506
Other property and equipment, net of accumulated depreciation of $10 million in 2025 and $9 million in 2024	55	48
Total property and equipment, net	14,009	13,794
Derivative assets	2	17
Other noncurrent assets	155	145
Total assets	$15,111	$14,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$623	$561
Severance and ad valorem taxes payable	291	323
Crude oil, natural gas, and NGL revenue distribution payable	646	702
Deferred acquisition consideration	—	479
Derivative liability	17	22
Other liabilities	118	118
Total current liabilities	1,695	2,205
Long-term liabilities:
Debt, net	5,139	4,494
Ad valorem taxes	149	294
Deferred income tax liabilities, net	955	801
Asset retirement obligations	365	399
Derivative liability	8	13
Other long-term liabilities	115	109
Total liabilities	8,426	8,315
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 85,293,095 and 93,933,857 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	4,639	5,095
Retained earnings	2,041	1,529
Total stockholders’ equity	6,685	6,629
Total liabilities and stockholders’ equity	$15,111	$14,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating net revenues:
Crude oil, natural gas, and NGL sales	$1,160	$1,272	$3,406	$3,911
Other operating income	8	—	13	3
Total operating net revenues	1,168	1,272	3,419	3,914
Operating expenses:
Lease operating expense	159	147	491	405
Midstream operating expense	12	11	38	37
Gathering, transportation, and processing	88	97	258	280
Severance and ad valorem taxes	81	87	245	291
Exploration	1	1	7	14
Depreciation, depletion, and amortization	497	524	1,443	1,512
General and administrative expense	52	57	162	174
Transaction costs	2	—	8	31
Other operating expense	3	2	9	10
Total operating expenses	895	926	2,661	2,754
Other income (expense):
Derivative gain, net	79	151	235	49
Interest expense	(120)	(117)	(341)	(342)
Other, net	2	9	(9)	16
Total other income (expense)	(39)	43	(115)	(277)
Income from operations before income taxes	234	389	643	883
Income tax expense	(57)	(93)	(156)	(195)
Net income	$177	$296	$487	$688

Earnings per common share:
Basic	$1.99	$3.02	$5.32	$6.91
Diluted	$1.99	$3.01	$5.31	$6.88
Weighted-average common shares outstanding:
Basic	88,864,529	97,905,077	91,644,288	99,539,882
Diluted	88,962,984	98,223,909	91,762,602	99,951,073
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share and per share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2024	93,933,857	5	5,095	1,529	6,629
Restricted common stock issued	304,697	—	—	—	—
Stock used for tax withholdings	(113,899)	—	(5)	—	(5)
Exercise of stock options	111	—	—	—	—
Common stock repurchased and retired	(1,540,340)	—	(84)	11	(73)
Stock-based compensation	—	—	13	—	13
Dividends declared, $0.50 per share	—	—	—	(45)	(45)
Net income	—	—	—	186	186
Balances, March 31, 2025	92,584,426	5	5,019	1,681	6,705
Restricted common stock issued	48,824	—	—	—	—
Stock used for tax withholdings	(16,456)	—	—	—	—
Common stock repurchased and retired	(19,965)	—	(2)	—	(2)
Stock-based compensation	—	—	13	—	13
Dividends declared, $0.50 per share	—	—	—	(46)	(46)
Net income	—	—	—	124	124
Balances, June 30, 2025	92,596,829	5	5,030	1,759	6,794
Restricted common stock issued	116,452	—	—	—	—
Stock used for tax withholdings	(39,628)	—	(2)	—	(2)
Common stock repurchased and retired	(7,380,558)	—	(400)	148	(252)
Stock-based compensation	—	—	11	—	11
Dividends declared, $0.50 per share	—	—	—	(43)	(43)
Net income	—	—	—	177	177
Balances, September 30, 2025	85,293,095	$5	$4,639	$2,041	$6,685

Balances, December 31, 2023	93,774,901	5	4,964	1,212	6,181
Issuance pursuant to acquisition	7,181,527	—	489	—	489
Restricted common stock issued	255,442	—	—	—	—
Stock used for tax withholdings	(99,307)	—	(7)	—	(7)
Common stock repurchased and retired	(1,028,468)	—	(54)	(13)	(67)
Stock-based compensation	—	—	11	—	11
Dividends declared, $1.45 per share	—	—	—	(148)	(148)
Net income	—	—	—	176	176
Balances, March 31, 2024	100,084,095	5	5,403	1,227	6,635
Restricted common stock issued	48,999	—	—	—	—
Stock used for tax withholdings	(18,571)	—	(2)	—	(2)
Exercise of stock options	222	—	—	—	—
Common stock repurchased and retired	(1,766,808)	—	(95)	(29)	(124)
Stock-based compensation	—	—	12	—	12
Dividends declared, $1.50 per share	—	—	—	(151)	(151)
Net income	—	—	—	216	216
Balances, June 30, 2024	98,347,937	5	5,318	1,263	6,586
Restricted common stock issued	129,371	—	—	—	—
Stock used for tax withholdings	(42,354)	—	(3)	—	(3)
Exercise of stock options	111	—	—	—	—
Common stock repurchased and retired	(1,344,044)	—	(73)	(6)	(79)
Stock-based compensation	—	—	13	—	13
Dividends declared, $1.52 per share	—	—	—	(145)	(145)
Net income	—	—	—	296	296
Balances, September 30, 2024	97,091,021	$5	$5,255	$1,408	$6,668
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIVITAS RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$487	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,443	1,512
Stock-based compensation	37	36
Derivative gain, net	(235)	(49)
Derivative cash settlement gain (loss), net	138	(6)
Amortization of deferred financing costs and deferred acquisition consideration	13	39
Deferred income tax expense	155	187
Other, net	2	(2)
Changes in operating assets and liabilities, net
Accounts receivable, net	140	35
Prepaid expenses and other	(26)	(5)
Accounts payable, accrued expenses, and other liabilities	(277)	(428)
Net cash provided by operating activities	1,877	2,007
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(761)	(905)
Acquisitions of crude oil and natural gas properties	(54)	(24)
Capital expenditures for drilling and completion activities and other fixed assets	(1,432)	(1,632)
Proceeds from property transactions	188	163
Purchases of carbon credits and renewable energy credits	—	(4)
Other, net	1	2
Net cash used in investing activities	(2,058)	(2,400)
Cash flows from financing activities:
Proceeds from credit facility	2,100	1,650
Payments to credit facility	(2,200)	(1,600)
Proceeds from issuance of senior notes	743	—
Dividends paid	(141)	(446)
Common stock repurchased and retired	(322)	(270)
Payment of employee tax withholdings in exchange for the return of common stock	(7)	(12)
Other, net	(12)	(9)
Net cash provided by (used in) financing activities	161	(687)
Net change in cash, cash equivalents, and restricted cash	(20)	(1,080)
Cash, cash equivalents, and restricted cash:
Beginning of period	76	1,127
End of period	$56	$47
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
The December 31, 2024 unaudited condensed consolidated balance sheet data has been derived from the audited consolidated financial statements contained in our 2024 Form 10-K, but does not include all disclosures, including notes required by GAAP. As such, this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our 2024 Form 10-K. In connection with the preparation of the unaudited condensed consolidated financial statements, we evaluated events subsequent to the balance sheet date of September 30, 2025 through the filing date of this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year or any other future period. Additionally, certain insignificant prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements. Such reclassifications did not have a material impact on prior period consolidated financial statements.
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

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. We are evaluating the impact that ASU 2025-06 will have on the consolidated financial statements and our plan for adoption.
There are no other accounting standards applicable to us that would have a material effect on our consolidated financial statements and disclosures that have been issued but not yet adopted by us as of September 30, 2025, and through the filing date of this Quarterly Report on Form 10-Q.
NOTE 2 - ACQUISITIONS AND DIVESTITURES
The acquisition disclosed below is accounted for under the acquisition method of accounting for business combinations under ASC Topic 805, Business Combinations. Accordingly, we conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition were expensed as incurred. The fair value measurements of assets acquired and liabilities assumed were based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of crude oil and natural gas properties were measured using valuation techniques that converted future cash flows to a single discounted amount. Significant inputs to the valuation of the crude oil and natural gas properties included estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, reserve adjustment factors, and a market-based weighted-average cost of capital. These inputs required significant judgments and estimates by management at the time of the valuation.
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
Revenue and Earnings of the Acquiree
The results of operations for the Vencer Acquisition since the closing date have been included in our unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2024. The amount of revenue of Vencer included in our accompanying unaudited condensed consolidated statements of operations (“statements of operations”) was approximately $187 million and $585 million during the three and nine months ended September 30, 2024, respectively. We determined that disclosing the amount of Vencer-related net income included in the accompanying statements of operations is impracticable as the operations from the acquisition were integrated into our operations from the date of the acquisition.
Supplemental Unaudited Pro Forma Financial Information
The results of operations for the Vencer Acquisition since the closing date have been included in our unaudited condensed consolidated financial statements and therefore do not require pro forma disclosure for the three and nine months ended September 30, 2024.
Transaction Costs
Transaction costs related to an insignificant acquisition in the Permian Basin in 2025 and the Vencer Acquisition in 2024 are accounted for separately from the assets acquired and liabilities assumed and are included in transaction costs in the accompanying statements of operations. Transaction costs also include costs associated with divestitures of certain non-core assets in the DJ Basin in both 2024 and 2025. We incurred transaction costs of $2 million and zero during the three months ended September 30, 2025 and 2024, respectively, and $8 million and $31 million during the nine months ended September 30, 2025 and 2024, respectively.
Non-Core DJ Basin Divestitures
In July 2025, we executed two Purchase and Sale Agreements (each a “PSA”) with two different buyers to divest certain non-core DJ Basin assets. These transactions closed on August 29, 2025 and October 1, 2025. The aggregate purchase price for these transactions was $435 million in cash consideration, subject to certain customary purchase price adjustments as set forth in each PSA.

NOTE 3 - REVENUE RECOGNITION
Crude oil, natural gas, and NGL sales revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers. Revenue attributable to each identified revenue stream and operating region is disaggregated below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales by Commodity and Operating Region	2025	2024	2025	2024
Crude oil
Permian Basin	$517	$617	$1,488	$1,847
DJ Basin	433	487	1,231	1,467
Total	950	1,104	2,719	3,314
Natural gas
Permian Basin	2	(36)	24	(54)
DJ Basin	63	46	214	160
Total	65	10	238	106
NGL
Permian Basin	72	78	218	242
DJ Basin	73	80	231	249
Total	145	158	449	491
Crude oil, natural gas, and NGL
Permian Basin	591	659	1,730	2,035
DJ Basin	569	613	1,676	1,876
Total	$1,160	$1,272	$3,406	$3,911
We record revenue in the month production is delivered to the purchaser. However, purchaser statements may not be received for one to two months after the date production is delivered, and as a result, we estimate the volume of production delivered to the purchaser and the price that will be received for the sale of the product. Generally, we record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses contain the following (in millions):

	September 30, 2025	December 31, 2024
Accounts payable trade	$44	$35
Accrued drilling and completion costs	218	158
Accrued crude oil, natural gas, and NGL operating expense	161	160
Accrued general and administrative expense	33	37
Accrued interest expense	128	136
Other accrued expenses	39	35
Total accounts payable and accrued expenses	$623	$561

NOTE 5 - DEBT
Debt, net of unamortized discounts and deferred financing costs, consists of the following (in millions):

	September 30, 2025	December 31, 2024
Outstanding principal balances on Senior Notes:
2026 Senior Notes (5.000%)	$400	$400
2028 Senior Notes (8.375%)	1,350	1,350
2030 Senior Notes (8.625%)	1,000	1,000
2031 Senior Notes (8.750%)	1,350	1,350
2033 Senior Notes (9.625%)	750	—
Outstanding principal balances on Senior Notes, gross	4,850	4,100
Less: unamortized discount and deferred financing costs	(61)	(56)
Outstanding principal balances on Senior Notes, net	4,789	4,044
Outstanding balance on Credit Facility	350	450
Long-term debt	5,139	4,494
Deferred acquisition consideration	—	479
Total debt	$5,139	$4,973
Senior Notes
The table below summarizes the face values, interest rates, maturity dates, and semi-annual interest payment dates related to our outstanding senior note obligations as of September 30, 2025 ($ in millions):

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
The indentures governing the Senior Notes contain covenants that limit, among other things, our ability and the ability of our subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) create liens securing indebtedness; (iii) pay dividends on or redeem or repurchase stock or subordinated debt; (iv) make specified types of investments and acquisitions; (v) enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us; (vi) enter into transactions with affiliates; and (vii) sell assets or merge with other companies. These covenants are subject to a number of important limitations and exceptions. We were in compliance with all covenants and all restricted payment provisions related to our Senior Notes as of September 30, 2025 and through the filing date of this Quarterly Report on Form 10-Q. The indentures governing the Senior Notes also contain customary events of default.
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
As of September 30, 2025, the borrowing base and aggregate elected commitments under the Credit Agreement were $3.3 billion and $2.5 billion, respectively. In October 2025, we completed our scheduled borrowing base redetermination which reaffirmed our borrowing base and aggregate elected commitments under the Credit Agreement. The next scheduled borrowing base redetermination date is set to occur in May 2026.
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
In addition, we are subject to certain financial covenants under the Credit Facility, as tested on the last day of each fiscal quarter, including, without limitation, (a) a maximum ratio of our consolidated net indebtedness to earnings before interest, income taxes, depreciation, depletion, and amortization, exploration expense, and other non-cash charges (“permitted net leverage ratio”) of 3.00 to 1.00, (b) a current ratio, inclusive of the unused commitments under the Credit Facility then available to be borrowed, to not be less than 1.00 to 1.00, and (c) upon the achievement of investment grade credit ratings, a PV-9 coverage ratio of the net present value, discounted at 9% per annum, of the estimated future net revenues expected in the proved reserves to our total net indebtedness of not less than 1.50 to 1.00 (“PV-9 coverage ratio”). We were in compliance with all covenants under the Credit Facility as of September 30, 2025 and through the filing date of this Quarterly Report on Form 10-Q.
The following table presents the outstanding balance, letters of credit outstanding, and available borrowing capacity under the Credit Facility as of the dates indicated (in millions):

	The Filing Date of this Quarterly Report on Form 10-Q	September 30, 2025	December 31, 2024
Outstanding balance	180	350	450
Letters of credit	2	2	2
Available borrowing capacity	2,318	2,148	1,748
Total aggregate elected commitments	$2,500	$2,500	$2,200
As of September 30, 2025 and December 31, 2024, the unamortized deferred financing costs associated with amendments to the Credit Facility were $25 million and $29 million, respectively. Of the unamortized deferred financing costs, (i) $16 million and $21 million are presented within other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets (“balance sheets”) as of September 30, 2025 and December 31, 2024, respectively, and (ii) $9 million and $8 million are presented within prepaid expenses and other on the accompanying balance sheets as of September 30, 2025 and December 31, 2024, respectively.
Deferred Acquisition Consideration
The Vencer Acquisition included deferred consideration of $550 million to be paid in cash on or before January 3, 2025. We discounted this obligation and recorded $532 million as deferred acquisition consideration upon closing and amortized the discount to interest expense in the accompanying statements of operations. During the year ended December 31, 2024, we paid $75 million of this deferred consideration, and on January 3, 2025, we paid the remaining $475 million. These payments are recorded as a cash outflow within the acquisitions of businesses, net of cash acquired in the accompanying unaudited condensed consolidated statements of cash flows (“statements of cash flows”) in the period of occurrence.
Interest Expense
For the three months ended September 30, 2025 and 2024, we incurred interest expense of $120 million and $117 million, respectively. Interest expense for the three months ended September 30, 2024 includes $9 million related to the amortization of deferred acquisition consideration associated with the Vencer Acquisition. For the nine months ended September 30, 2025 and 2024, we incurred interest expense of $341 million and $342 million, respectively. Interest expense for the nine months ended September 30, 2024 includes $27 million related to the amortization of deferred acquisition consideration associated with the Vencer Acquisition.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
Commitments. We routinely enter into, extend, or amend operating agreements in the ordinary course of business. We have long-term transportation, sales, processing, and water delivery commitments. During the nine months ended September 30, 2025 we entered into a transportation services agreement in the DJ Basin to deliver fixed and determinable quantities of crude oil. Under the terms of this agreement, we are required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitment of 25,000 Bbls per day over a term ending in April 2030. The aggregate financial commitment fee over the remaining term was $68 million as of September 30, 2025. We have not, and do not, expect to incur any deficiency payments. There were no other significant commitments entered into during the nine months ended September 30, 2025. For details of our existing commitments, refer to Note 6 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data included in our 2024 Form 10-K.
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

On May 2, 2025, Jeremy Lin (the “Plaintiff”), individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of federal securities laws against us, our former Chief Executive Officer, and our Chief Financial Officer (collectively, the “Defendants”) in the United States District Court for the District of New Jersey (the “Complaint”). The Complaint purported to bring a federal securities class action on behalf of a class of persons and entities other than the Defendants who acquired our securities between February 27, 2024 and February 24, 2025 and asserted violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Complaint alleged, among other things, that the Defendants made materially false and misleading statements related to our business, operations and prospects, including our anticipated production volumes and financial condition in 2025. The Plaintiff sought, among other things, certification of a class, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees. On October 27, 2025, the Plaintiff filed a notice of voluntary dismissal of the action without prejudice and, on October 28, 2025, the court entered an order closing the case.
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

We record compensation expense associated with the issuance of awards under the LTIP on a straight-line basis over the vesting period based on the fair value of the awards as of the date of grant within general and administrative expense in the accompanying statements of operations. The following table outlines the compensation expense recorded by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted and deferred stock units	$7	$8	$23	$21
Performance stock units	4	5	14	15
Total stock-based compensation	$11	$13	$37	$36
As of September 30, 2025, unrecognized compensation expense related to the awards granted under the LTIP will be amortized through the relevant periods as follows (in millions):

	Unrecognized Compensation Expense	Final Year of Recognition
Restricted and deferred stock units	$34	2028
Performance stock units	15	2027
Total unrecognized stock-based compensation	$49
Restricted Stock Units and Deferred Stock Units
We grant time-based restricted stock units (“RSUs”) to our officers, executives, and employees and time-based deferred stock units (“DSUs”) to our non-employee directors under the LTIP. Each RSU and DSU represents a right to receive one share of our common stock after the RSU or DSU vests and is settled. RSUs generally vest ratably over a one, two, or three-year service period on each anniversary following the grant date. RSUs are settled in shares of our common stock shortly after vesting. DSUs vest over a one-year period following the grant date. DSUs are settled in shares of our common stock upon the non-employee director’s separation of service from our Board of Directors (our “Board”). The grant-date fair value of RSUs and DSUs is equal to the closing price of our common stock on the date of the grant.
The following table presents the changes in non-vested RSUs and DSUs for the nine months ended September 30, 2025:

	RSUs and DSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	932,902	$65.69
Granted	810,453	40.88
Vested	(393,146)	65.38
Forfeited	(167,007)	59.10
Non-vested, end of period	1,183,202	$49.73
The aggregate grant-date fair value of the RSUs and DSUs granted under the LTIP during the nine months ended September 30, 2025 was $33 million.
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

The following table presents the change of non-vested PSUs for the nine months ended September 30, 2025:

	PSUs	Weighted-Average Grant-Date Fair Value
Non-vested, beginning of year	650,046	$85.23
Granted(1)	348,371	52.63
Adjusted shares based on performance(2)	(81,547)	73.09
Vested(2)	(76,827)	72.98
Forfeited	(180,375)	72.99
Non-vested, end of period(1)	659,668	$74.29
___________________________
(1)The number of awards assumes that the associated performance condition is met at the target amount (multiplier of one). The final number of shares of our common stock issued may vary depending on the performance multiplier, which ranges from zero to 225%, depending on the level of satisfaction of the performance condition.
(2)Upon completion of the performance period for the PSUs granted in 2022, a performance achievement of 46% or 54%, as applicable, was applied to each of the grants, resulting in a number of shares less than the target amount of such PSUs being settled during the nine months ended September 30, 2025.
The aggregate grant-date fair value of the PSUs granted under the LTIP during the nine months ended September 30, 2025 was $18 million.
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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and their classification within the fair value hierarchy (in millions):

	As of September 30, 2025	As of December 31, 2024
	Level 2	Level 2
Derivative assets	$171	$84
Derivative liabilities	25	35
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

		As of September 30, 2025		As of December 31, 2024
	Nominal Interest	Fair Value	Percent of Par	Fair Value	Percent of Par
2026 Senior Notes	5.000%	$399	100%	$394	99%
2028 Senior Notes	8.375%	1,402	104%	1,405	104%
2030 Senior Notes	8.625%	1,036	104%	1,049	105%
2031 Senior Notes	8.750%	1,403	104%	1,408	104%
2033 Senior Notes	9.625%	805	107%	—	—%
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
Acquisitions and Impairments of Proved and Unproved Properties
We measure acquired assets or businesses at fair value on a nonrecurring basis and review our proved and unproved crude oil and natural gas properties for impairment using inputs that are not observable in the market and are therefore designated as Level 3 within the valuation hierarchy. The most significant fair value determinations for non-financial assets and liabilities are related to crude oil and natural gas properties acquired. During the three and nine months ended September 30, 2025 and 2024, we recorded no impairments of proved or unproved properties. Refer to Note 2 - Acquisitions and Divestitures for additional information and Note 1 – Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data included in our 2024 Form 10-K for information on our policies for determining fair value of proved and unproved properties and related impairment expense.
NOTE 9 - DERIVATIVES
We periodically enter into commodity derivative contracts to mitigate a portion of our exposure to potentially adverse market changes in commodity prices for our expected future crude oil and natural gas production and the associated impact on our cash flows. Our commodity derivative contracts consist of swaps, collars, and basis protection swaps. As of September 30, 2025, all of our derivative counterparties were members of our Credit Facility lender group, and all commodity derivative contracts are entered into for other-than-trading purposes. We do not designate our commodity derivative contracts as hedging instruments.
A typical swap arrangement guarantees a fixed price on contracted volumes. If the agreed upon published third-party index price (“index price”) is lower than the fixed contract price at the time of settlement, we receive the difference. If the index price is higher than the fixed contact price at the time of settlement, we pay the difference.
A typical collar arrangement establishes a floor and ceiling price on contracted volumes through the use of a short call and a long put. When the index price is below the floor price at the time of settlement, we receive the difference. When the index price is above the ceiling price at the time of settlement, we pay the difference. When the index price is between the floor price and ceiling price, no payment or receipt occurs.

A typical basis protection swap arrangement guarantees a fixed price differential from a specified delivery point on contracted volumes. If the price differential is greater than the fixed contract differential at the time of settlement, we receive the difference. If the price differential is less than the fixed contract differential at the time of settlement, we pay the difference.
The following table summarizes the components of the derivative gain (loss), net presented on the accompanying statements of operations for the periods below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative cash settlement gain (loss), net
Crude oil contracts	$39	$(12)	$76	$(42)
Natural gas contracts	26	30	62	36
Total derivative cash settlement gain (loss), net	65	18	138	(6)
Change in fair value gain	14	133	97	55
Total derivative gain, net	$79	$151	$235	$49
As of September 30, 2025, we had entered into the following commodity price derivative contracts:

	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	74,700	37,000	46,500	18,000	—
Weighted-Average Contract Price	$66.41	$67.79	$61.28	$64.48	$—
Collars
NYMEX WTI Volumes	19,000	15,000	7,000	3,000	—
Weighted-Average Ceiling Price	$75.11	$75.18	$70.29	$66.02	$—
Weighted-Average Floor Price	$60.00	$60.00	$60.00	$60.00	$—
Natural Gas Derivatives (volumes in MMBtu/day and prices in $/MMBtu)
Swaps
NYMEX HH Volumes	240,000	60,000	60,000	60,000	60,000
Weighted-Average Contract Price	$3.83	$4.42	$4.42	$4.42	$4.42
Collars
NYMEX HH Volumes	50,000	200,000	200,000	200,000	200,000
Weighted-Average Ceiling Price	$4.30	$4.35	$4.35	$4.35	$4.35
Weighted-Average Floor Price	$3.66	$3.52	$3.52	$3.52	$3.52
Basis Protection Swaps
Waha Basis Volumes	140,000	130,000	130,000	130,000	130,000
Weighted-Average Contract Price	$(1.32)	$(1.31)	$(1.31)	$(1.31)	$(1.31)
CIG Basis Volumes	$150,000	$130,000	$130,000	$130,000	$130,000
Weighted-Average Contract Price	$(0.83)	$(0.57)	$(0.57)	$(0.57)	$(0.57)

Subsequent to September 30, 2025 and as of October 31, 2025, we had entered into the following commodity price derivative contracts:

	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026
Crude Oil Derivatives (volumes in Bbl/day and prices in $/Bbl)
Swaps
NYMEX WTI Volumes	—	—	—	3,000	—
Weighted-Average Contract Price	$—	$—	$—	$60.00	$—
Collars
NYMEX WTI Volumes	—	—	—	3,000	—
Weighted-Average Ceiling Price	$—	$—	$—	$65.02	$—
Weighted-Average Floor Price	$—	$—	$—	$55.00	$—
Derivative Assets and Liabilities Fair Value
Our commodity price derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The following table contains a summary of all our derivative positions reported on the accompanying balance sheets as well as a reconciliation between the gross assets and liabilities and the potential effects of master netting arrangements on the fair value of our commodity derivative contracts as of September 30, 2025, and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Derivative Assets:
Commodity contracts - current	$169	$67
Commodity contracts - noncurrent	2	17
Total derivative assets	171	84
Amounts not offset in the accompanying balance sheets	(25)	(27)
Total derivative assets, net	$146	$57

Derivative Liabilities:
Commodity contracts - current	$(17)	$(22)
Commodity contracts - long-term	(8)	(13)
Total derivative liabilities	(25)	(35)
Amounts not offset in the accompanying balance sheets	25	27
Total derivative liabilities, net	$—	$(8)

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

A roll-forward of our asset retirement obligation is as follows (in millions):

Amount
Balance as of December 31, 2024	$458
Additional liabilities incurred with development activities and other	6
Additional liabilities incurred with acquisitions	2
Obligations discharged with divestitures	(7)
Liabilities settled	(59)
Accretion expense(1)	24
Balance as of September 30, 2025	$424
Current portion(2)	$59
Long-term portion	$365
___________________________
(1)Accretion expense is included in depreciation, depletion, and amortization on the accompanying statements of operations and statements of cash flows.
(2)The current portion of the asset retirement obligation is included in other liabilities on the accompanying balance sheets.
NOTE 11 - EARNINGS PER SHARE
Earnings per basic and diluted share are calculated under the treasury stock method. Basic net income per common share is calculated by dividing net income by the basic weighted-average common shares outstanding for the respective period. Diluted net income per common share is calculated by dividing net income by the diluted weighted-average common shares outstanding for the respective period, which includes the effect of potentially dilutive securities. Potentially dilutive securities consist of unvested RSUs, DSUs, PSUs as well as outstanding in-the-money stock options and warrants. When we recognize a loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted earnings per share.
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
We have also issued warrants, which represent the right to purchase our common stock at a specified exercise price. The number of potentially dilutive shares related to the warrants is based on the number of shares, if any, that would be exercisable at the end of the respective reporting period, assuming that date was the end of such warrants’ term. Warrants are only dilutive when the average price of the common stock during the period exceeds the exercise price. The exercise price of our warrants was in excess of our stock price during the three and nine months ended September 30, 2025 and 2024; therefore, they were excluded from the earnings per share calculation.
The following table sets forth the calculations of basic and diluted net earnings per common share (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$177	$296	$487	$688

Basic earnings per common share	$1.99	$3.02	$5.32	$6.91
Diluted earnings per common share	$1.99	$3.01	$5.31	$6.88

Weighted-average shares outstanding - basic	88,864,529	97,905,077	91,644,288	99,539,882
Add: dilutive effect of stock awards	98,455	318,832	118,314	411,191
Weighted-average shares outstanding - diluted	88,962,984	98,223,909	91,762,602	99,951,073
There were 727,241 and 160,611 unvested awards that were anti-dilutive for the three months ended September 30, 2025 and 2024, respectively. There were 675,480 and 144,300 unvested awards that were anti-dilutive for the nine months ended September 30, 2025 and 2024, respectively.

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
We assess the recoverability of our deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such a determination, we consider all available evidence (both positive and negative), including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations. As a result of merger activity in 2021, we recorded a valuation allowance of $25 million, which continued to be recorded as of September 30, 2025 and December 31, 2024, against certain acquired net operating losses and other tax attributes due to the limitation on realizability caused by the change of ownership provisions of Section 382 of the Internal Revenue Code. We will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.
The net deferred tax liability as of September 30, 2025 and December 31, 2024 was $955 million and $801 million, respectively. Additionally, prepaid income tax of $1 million is included in prepaid expenses and other on the accompanying balance sheets as of September 30, 2025, and income tax payable of $2 million is included in other liabilities on the accompanying balance sheets as of December 31, 2024.
During the three months ended September 30, 2025 and 2024, we recorded income tax expense of $57 million and $93 million, respectively. During the nine months ended September 30, 2025 and 2024, we recorded income tax expense of $156 million and $195 million, respectively. Income tax expense differs from the amount that would be provided by applying the statutory United States federal income tax rate of 21% to income from operations before income taxes due to the effect of state income taxes, excess tax benefits and deficiencies on stock-based compensation awards, tax limitations on compensation of covered individuals, tax credits, and other permanent differences. During the nine months ended September 30, 2024, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Vencer Acquisition.
We had no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. We do not believe that there are any new items or changes in facts or judgments that would impact our tax position taken thus far in 2025.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA made permanent key elements of the Tax Cuts and Jobs Act of 2017, including favorable tax treatment of 100% bonus depreciation and interest expense. Consistent with ASC Topic 740, Income Taxes, we have completed our evaluation of the impact of the OBBBA and recognized the effects in the quarterly income tax provision for the three months ended September 30, 2025. While the OBBBA did not materially impact our income tax expense or effective tax rate for the three and nine months ended September 30, 2025, its favorable provisions resulted in the deferral of certain income taxes previously reflected in income taxes payable on the accompanying balance sheets as of September 30, 2025.
NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental cash flow disclosures are presented below (in millions):

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash (paid) refunded for income taxes, net	$(4)	$3
Cash paid for interest	(334)	(335)
Supplemental non-cash investing and financing activities:
Changes in working capital related to capital expenditures	(60)	(22)

NOTE 14 - STOCKHOLDERS’ EQUITY
Capital Return Program
In August 2025, our Board reinstated a capital return strategy of allocating 50% of our annual Adjusted Free Cash Flow, after the base dividend, which remains $0.50 per share quarterly, to share repurchases. In conjunction with this decision, our Board increased the amount authorized for repurchases remaining under our existing stock repurchase program to $750 million. However, pursuant to terms of the Merger Agreement (as defined below), we are prohibited from (i) repurchasing shares of our common stock pending the consummation of the Merger and (ii) paying quarterly dividends in excess of our $0.50 base dividend.
Stock Repurchases
Prior to entry into the Merger Agreement, we were permitted, under our existing stock repurchase program, to repurchase our outstanding shares of common stock, in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by our Board at any time.
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
On August 8, 2025, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a financial institution (the “Counterparty”) to repurchase an aggregate of $250 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, we paid the Repurchase Price and received an initial delivery of 6,646,726 shares of our common stock from the Counterparty, representing 80% of the Repurchase Price based on the closing price of our common stock on August 7, 2025. Final settlement of the ASR Agreement occurred in September 2025, pursuant to which we received an additional 733,832 shares of our common stock from the Counterparty.
The table below summarizes stock repurchases pursuant to the stock repurchase program during the nine months ended September 30, 2025 and 2024:

	Number of Shares	Weighted-Average Price	Total Purchase Price (in millions)(1)
2025
ASR Agreement	7,380,558	$33.87	$250
Open market repurchases	1,560,305	46.08	72
Total stock repurchases	8,940,863	$36.00	$322
2024
Privately negotiated transactions
NGP	876,193	$64.54	$57
Vitol	1,041,667	71.99	75
Open market repurchases	2,221,460	62.24	138
Total stock repurchases	4,139,320	$65.18	$270
_________________________
(1)Excludes commissions paid and excise taxes accrued related to stock repurchases.
These stock repurchases were funded from our cash on hand, and the shares were immediately retired. As of September 30, 2025, $500 million remained available under the program for repurchase of our outstanding common stock.

Dividends
The following table summarizes the dividends declared for the nine months ended September 30, 2025 and 2024:

	Base	Variable	Total	Total
	(per share)	(per share)	(per share)	(in millions)
2025
First quarter	$0.50	$—	$0.50	$45
Second quarter	$0.50	$—	$0.50	$46
Third quarter	$0.50	$—	$0.50	$43
2024
First quarter	$0.50	$0.95	$1.45	$148
Second quarter	$0.50	$1.00	$1.50	$151
Third quarter	$0.50	$1.02	$1.52	$145
All RSUs, DSUs, and PSUs receive a dividend equivalent per unit, recognized as a liability included in other liabilities and other long-term liabilities on the accompanying balance sheets until the recipients receive the dividend equivalents. Refer to Note 7 - Stock-Based Compensation for further discussion around our LTIP.
NOTE 15 - SEGMENT REPORTING
We aggregate and report our crude oil and natural gas exploration and production operations in one reportable upstream segment. The Permian Basin and the DJ Basin are operating segments of the Company that we aggregate into the upstream segment due to the similarity of these domestic operations. The upstream segment derives revenue from the sale of produced crude oil, natural gas, and NGL. We consider our midstream functions as ancillary to our upstream segment. Our chief operating decision maker (“CODM”) is our Interim Chief Executive Officer.
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

The following table presents a reconciliation of reportable segment Adjusted EBITDAX to income from operations before income taxes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDAX	$855	$910	$2,389	$2,756
Interest expense, net(1)	(119)	(115)	(336)	(334)
Depreciation, depletion, and amortization	(497)	(524)	(1,443)	(1,512)
Exploration	(1)	(1)	(7)	(14)
Transaction costs	(2)	—	(8)	(31)
Derivative gain, net	79	151	235	49
Derivative cash settlement (gain) loss, net	(65)	(18)	(138)	6
Non-recurring cash severance(2)(3)	(3)	—	(7)	—
Stock-based compensation(2)	(11)	(13)	(37)	(36)
Other, net(4)	(2)	(1)	(5)	(1)
Income from operations before income taxes	$234	$389	$643	$883
_________________________
(1)Includes interest income of $1 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $5 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income is included as a portion of other, net in the accompanying statements of operations.
(2)Included as a portion of general and administrative expense in the accompanying statements of operations.
(3)The three months ended September 30, 2025 includes non-recurring cash severance charges incurred in connection with our CEO separation. The nine months ended September 30, 2025 includes non-recurring cash severance charges incurred in connection with our announced reduction in force and our CEO separation.
(4)Other, net activity primarily includes (i) non-recurring cash unused commitment fees that are included in other operating expense in the accompanying statements of operations for each period presented and (ii) non-capitalized expenses incurred in connection with our ERP implementation that are included in general and administrative expense in the accompanying statements of operations during the three months ended September 30, 2025.
NOTE 16 - SUBSEQUENT EVENTS
Merger Agreement
On November 2, 2025, SM Energy Company, a Delaware corporation (“SM Energy”), Cars Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of SM Energy (“Merger Sub”), and Civitas, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into Civitas, with Civitas surviving as a wholly owned subsidiary of SM Energy (the “First Company Merger”), and (ii) immediately following the First Company Merger, Civitas as the surviving corporation (the “First Surviving Corporation”) will merge with and into SM Energy, with SM Energy continuing as the surviving corporation (the “Second Company Merger” and, together with the First Company Merger, the “Merger”).
Under the terms of the Merger Agreement, at the First Effective Time (as defined in the Merger Agreement), each share of our common stock issued and outstanding immediately prior to the First Effective Time (other than shares to be cancelled as provided for by the Merger Agreement) will be converted into the right to receive 1.45 shares of common stock, par value $0.01 per share, of SM Energy (the “Exchange Ratio”).
The Merger has been unanimously approved by our Board and the board of directors of SM Energy. Consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including regulatory clearance and approvals by the stockholders of each of Civitas and SM. The Merger Agreement contains certain termination rights for each of Civitas and SM Energy, and in certain circumstances, a termination fee or reimbursement of expenses would be payable by Civitas or SM Energy thereunder.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. For additional information related to the Merger, refer to the filings made with the SEC in connection with such transaction.

Voting Agreement
Following the execution and delivery of the Merger Agreement, on November 3, 2025, we entered into a Voting Agreement (the “Voting Agreement”) with Kimmeridge Chelsea, LLC (“Kimmeridge”), which provides for, among other things, the obligation of Kimmeridge to vote (i) in favor of the adoption of the Merger Agreement and approval of any other matters necessary for the consummation of the transactions contemplated by the Merger Agreement, including the Merger, and (ii) against any alternative Company Acquisition Proposals (as defined in the Merger Agreement) and against any action, proposal, transaction, or agreement that could reasonably be expected to impede, interfere with, delay, discourage, adversely affect, or inhibit the timely consummation of the Merger, subject to the terms and conditions set forth in the Voting Agreement.
The Voting Agreement will terminate upon the earliest to occur of: (a) the First Effective Time, (b) the date on which the Merger Agreement is terminated in accordance with its terms, (c) the mutual written consent of the parties thereto, (d) the date on which a Company Adverse Recommendation Change (as defined in the Merger Agreement) occurs and (e) the date of any modification, waiver or amendment to the Merger Agreement effected without Kimmeridge’s consent that (i) decreases the amount or changes the form of consideration payable to all of our stockholders pursuant to the terms of the Merger Agreement or (ii) otherwise materially adversely affects the interests of Kimmeridge or our stockholders.
The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement, which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
Financial and Operating Results
Our financial and operating results for the three months ended September 30, 2025:
•Total sales volumes of 31 MMBoe and average sales volumes of 336 MBoe per day;
•Net income of $177 million, or $1.99 per diluted share. Adjusted EBITDAX(1) of $855 million;
•Cash flows provided by operating activities of $860 million. Adjusted Free Cash Flow(2) was $254 million;
•Capital expenditures in drilling, completions, facilities, land, midstream assets, and other were $491 million;
•Net reductions in outstanding balance of the Credit Facility of $250 million;
•Repurchases of approximately 7.4 million shares of our common stock totaling $250 million; and
•Cash dividends paid of $44 million.
Our financial and operating results for the nine months ended September 30, 2025:
•Total sales volumes of 88 MMBoe and average sales volumes of 321 MBoe per day;
•Net income of $487 million, or $5.31 per diluted share. Adjusted EBITDAX(1) of $2.4 billion;
•Cash flows provided by operating activities of $1.9 billion. Adjusted Free Cash Flow(2) was $548 million;
•Capital expenditures in drilling, completions, facilities, land, midstream assets, and other were $1.5 billion;
•Repurchases of approximately 8.9 million shares of our common stock totaling $322 million; and
•Cash dividends paid of $141 million.
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

Commodity Prices and Certain Other Market Conditions
The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. During the nine months ended September 30, 2025, crude oil prices experienced significant volatility as a result of (i) the conflicts in the Middle East, South America, and Russia (including current events involving Russia and Ukraine), (ii) trade and tariff uncertainties driving concerns over an increase in inflation, as well as disruption to global supply chains and consumer demand, (iii) continued concerns over economic growth, specifically in China and India as both are significant oil consumers, and (iv) OPEC+’s decision to increase crude oil output, creating additional global supply and further downward pressure on oil prices. These factors have led to declining average crude oil prices for the year.
U.S. inflation rates during the nine months ended September 30, 2025 were relatively stable, yet remained slightly higher than historical averages. Inflationary pressures, such as trade tariffs, can lead to economic slowdown and/or lead to a recession. A slowdown or recession can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices.
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
The below graph depicts monthly average NYMEX WTI crude oil and NYMEX HH natural gas price from January 2024 through September 2025.
____________________________
(1)     The average NYMEX WTI crude oil price for the three months ended September 30, 2025 and June 30, 2025 was $64.93 and $63.74, respectively. The average NYMEX WTI crude oil price for the nine months ended September 30, 2025 and 2024 was $66.70 and $77.54, respectively.
(2)     The average NYMEX natural gas HH price for the three months ended September 30, 2025 and June 30, 2025 was $3.07 and $3.44, respectively. The average NYMEX natural gas HH price for the nine months ended September 30, 2025 and 2024 was $3.39 and $2.10, respectively.

In light of uncertainty associated with crude oil and natural gas demand, future monetary policy relating to inflationary pressures, and governmental policies aimed at transitioning toward lower carbon energy, we cannot predict any future volatility in or levels of commodity prices or demand for crude oil and natural gas.
We receive a premium or discount to the benchmark WTI price for our crude oil production. The differential between the benchmark price and the price we receive can reflect adjustments for quality, location, and transportation. Our Permian Basin crude oil price generally includes a transportation differential for delivery to Cushing, Oklahoma. During the three and nine months ended September 30, 2025, our Permian Basin crude oil differential was a premium to WTI. Our DJ Basin crude oil price generally includes a higher-grade quality differential. A transportation differential is also charged for delivery of crude oil to Cushing, Oklahoma or other contractually stated delivery points and may be presented net within crude oil, natural gas, and NGL sales or gross within gathering, transportation, and processing in our accompanying statement of operations based on when control is transferred within the associated contracts with customers. Basis differentials can be volatile and can change at various times given their high correlation with market dynamics, supply and demand, and overall production.
Our natural gas production is typically sold at a discount to the benchmark NYMEX Henry Hub price. Our Permian Basin natural gas production is sold based on prices established for the Waha Hub in West Texas, and our DJ Basin natural gas production is sold based on prices established for Colorado Interstate Gas (“CIG”). The pricing we receive for our natural gas in both basins is correlated with the capacity of in-field gathering systems, compression, and processing facilities, as well as transportation pipelines out of the basins, of which are majority owned and operated by third parties. During 2024 and 2025, the Waha Hub has experienced periods of negative pricing due to oversupply, seasonal maintenance, and limited pipeline capacity. During 2025, periods of negative pricing have occurred less often as pricing has been positively impacted by increased winter seasonal demand and improvements in available pipeline capacity. CIG pricing is often impacted by seasonality and typically receives a higher price during the winter months as local demand increases as temperatures decrease.
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

Results of Operations
The following table summarizes our product revenues, sales volumes, and average sales prices for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	Percent Change	September 30, 2025	September 30, 2024	Percent Change
Revenues (in millions):
Crude oil sales	$950	$868	9%	$2,719	$3,314	(18)%
Natural gas sales	65	48	35%	238	106	125%
NGL sales	145	138	5%	449	491	(9)%
Product revenue	$1,160	$1,054	10%	$3,406	$3,911	(13)%

Sales Volumes:
Crude oil (MBbl)	14,562	13,583	7%	40,854	42,974	(5)%
Natural gas (MMcf)	50,178	47,709	5%	148,358	164,205	(10)%
NGL (MBbl)	7,998	7,285	10%	22,153	23,416	(5)%
Total sales volumes (MBoe)	30,923	28,819	7%	87,734	93,758	(6)%

Average Sales Prices (before derivatives):
Crude oil (per Bbl)	$65.24	$63.87	2%	$66.54	$77.12	(14)%
Natural gas (per Mcf)	$1.29	$1.00	29%	$1.61	$0.64	152%
NGL (per Bbl)	$18.21	$18.99	(4)%	$20.29	$20.95	(3)%
Total (per Boe)	$37.53	$36.56	3%	$38.82	$41.71	(7)%

Average Sales Prices (after derivatives)(1):
Crude oil (per Bbl)	$67.87	$66.55	2%	$68.39	$76.16	(10)%
Natural gas (per Mcf)	$1.81	$1.69	7%	$2.02	$0.86	135%
NGL (per Bbl)	$18.21	$18.99	(4)%	$20.29	$20.95	(3)%
Total (per Boe)	$39.60	$38.97	2%	$40.39	$41.65	(3)%
_____________________________
(1)Average sale prices, after derivatives is a non-GAAP financial measure. For a reconciliation of average sales price, before derivatives to average sales price, after derivatives, see Non-GAAP Financial Measures below.

The following table presents crude oil, natural gas, and NGL sales volumes by operating region for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	Percent Change	September 30, 2025	September 30, 2024	Percent Change
Crude oil (MBbl)
Permian Basin	7,905	7,552	5%	22,264	23,644	(6)%
DJ Basin	6,657	6,031	10%	18,590	19,330	(4)%
Total	14,562	13,583	7%	40,854	42,974	(5)%
Natural gas (MMcf)
Permian Basin	24,989	23,190	8%	72,746	75,585	(4)%
DJ Basin	25,189	24,519	3%	75,612	88,620	(15)%
Total	50,178	47,709	5%	148,358	164,205	(10)%
NGL (MBbl)
Permian Basin	4,589	4,076	13%	12,551	13,194	(5)%
DJ Basin	3,409	3,209	6%	9,602	10,222	(6)%
Total	7,998	7,285	10%	22,153	23,416	(5)%
Total sales volumes (MBoe)
Permian Basin	16,659	15,492	8%	46,939	49,436	(5)%
DJ Basin	14,264	13,327	7%	40,795	44,322	(8)%
Total	30,923	28,819	7%	87,734	93,758	(6)%
Average sales volumes per day (MBoe/d)
Permian Basin	181	171	6%	172	180	(4)%
DJ Basin	155	146	6%	149	162	(8)%
Total	336	317	6%	321	342	(6)%

The following table sets forth information regarding crude oil, natural gas, and NGL sales prices, excluding the impact of commodity derivatives and production costs for the periods presented.

	Three Months Ended			Nine Months Ended
Average Sales Price	September 30, 2025	June 30, 2025	Percent Change	September 30, 2025	September 30, 2024	Percent Change
Crude Oil (Per Bbl)
Permian Basin	$65.41	$64.06	2%	$66.83	$78.11	(14)%
DJ Basin	$65.03	$63.63	2%	$66.19	$75.91	(13)%
Total	$65.24	$63.87	2%	$66.54	$77.12	(14)%
Natural Gas (Per Mcf)
Permian Basin	$0.07	$(0.11)	**	$0.33	$(0.71)	**
DJ Basin	$2.51	$2.06	22%	$2.83	$1.80	57%
Total	$1.29	$1.00	29%	$1.61	$0.64	152%
NGL (Per Bbl)
Permian Basin	$15.87	$16.68	(5)%	$17.41	$18.36	(5)%
DJ Basin	$21.36	$21.92	(3)%	$24.04	$24.30	(1)%
Total	$18.21	$18.99	(4)%	$20.29	$20.95	(3)%
Production Cost (Per Boe)(1)
Permian Basin	$6.21	$6.52	(5)%	$6.81	$5.26	29%
DJ Basin	$4.70	$5.20	(10)%	$5.12	$4.10	25%
Total	$5.51	$5.91	(7)%	$6.02	$4.71	28%
_____________________________
** Percent not meaningful
(1)Represents lease operating expense and midstream operating expense per Boe using total sales volumes and excludes ad valorem and severance taxes.

Product revenues increased 10% to $1.2 billion for the three months ended September 30, 2025 compared to $1.1 billion for the three months ended June 30, 2025. The increase was primarily due to (i) a 7% increase in total sales volumes primarily due to the timing of wells turned-in-line in both basins and (ii) a 3% increase in total product pricing on an equivalent basis per Boe, excluding the impact of derivatives.
Product revenues decreased 13% to $3.4 billion for the nine months ended September 30, 2025 compared to $3.9 billion for the nine months ended September 30, 2024. The decrease was primarily due to (i) a 7% decrease in total product pricing on an equivalent basis per Boe, excluding the impact of derivatives and (ii) a 6% decrease in total sales volumes primarily due to the timing of wells turned-in-line in both basins and normal decline in production from our existing wells.
The following table summarizes our operating expenses for the periods indicated ($ in millions, except per Boe amounts):

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	Percent Change	September 30, 2025	September 30, 2024	Percent Change
Operating Expenses:
Lease operating expense	$159	$158	1%	$491	$405	21%
Midstream operating expense	12	12	—%	38	37	3%
Gathering, transportation, and processing	88	83	6%	258	280	(8)%
Severance and ad valorem taxes	81	75	8%	245	291	(16)%
Exploration	1	3	(67)%	7	14	(50)%
Depreciation, depletion, and amortization	497	501	(1)%	1,443	1,512	(5)%
General and administrative expense	52	53	(2)%	162	174	(7)%
Transaction costs	2	—	100%	8	31	(74)%
Other operating expense	3	2	50%	9	10	(10)%
Total operating expenses	$895	$887	1%	$2,661	$2,754	(3)%
Selected Operating Expenses (per Boe):
Lease operating expense	$5.12	$5.49	(7)%	$5.59	$4.32	29%
Midstream operating expense	0.39	0.42	(7)%	0.43	0.39	10%
Gathering, transportation, and processing	2.84	2.87	(1)%	2.94	2.98	(1)%
Severance and ad valorem taxes	2.62	2.58	2%	2.79	3.10	(10)%
Depreciation, depletion, and amortization	16.09	17.36	(7)%	16.45	16.13	2%
General and administrative expense	1.68	1.86	(10)%	1.85	1.85	—%
Total selected operating expenses (per Boe)	$28.74	$30.58	(6)%	$30.05	$28.77	4%
Lease operating expense.  Our lease operating expense increased 1% to $159 million for the three months ended September 30, 2025, compared to $158 million for the three months ended June 30, 2025, and decreased 7% on an equivalent basis per Boe. The slight increase in total lease operating expense is comprised of offsetting increases and decreases in various categories. The most significant increase is attributable to salt water disposal costs, with the largest offsetting decrease due to lower fuel and power usage resulting from a continued shift from generators to less expensive line power in the Permian Basin. The decrease in lease operating expense per Boe is attributable to the increase in total sales volumes of 7%.

Our lease operating expense increased 21% to $491 million for the nine months ended September 30, 2025, compared to $405 million for the nine months ended September 30, 2024, and increased 29% on an equivalent basis per Boe. The Permian Basin accounted for approximately 60% of the increase on an equivalent basis per Boe primarily due to increases in operational activities related to (i) increased salt water disposal costs, including costs incurred to dispose of produced water arising from takeaway capacity constraints with certain of our vendors, (ii) compression, and (iii) fuel and power usage. The DJ Basin accounted for the remaining approximately 40% of the increase on an equivalent basis per Boe primarily due to (i) increases in our plugging and abandonment program and related environmental remediation costs incurred on old vertical well sites, many of which we never operated, (ii) compression, and (iii) declining production volumes relative to fixed costs.
Gathering, transportation, and processing. Our gathering, transportation, and processing (“GTP”) expense increased 6% to $88 million for the three months ended September 30, 2025, compared to $83 million for the three months ended June 30, 2025, and decreased 1% on an equivalent basis per Boe. The increase in GTP expense is attributable to the increase in total sales volumes of 7%.
Our GTP expense decreased 8% to $258 million for the nine months ended September 30, 2025, compared to $280 million for the nine months ended September 30, 2024, and decreased 1% on an equivalent basis per Boe. The decrease in GTP expense is attributable to the decrease in total sales volumes of 6%. The decrease in GTP expense per Boe was primarily attributable to a shift in natural gas and NGL production toward areas within the DJ Basin that benefit from more favorable GTP contractual terms, offset by our entry into a new crude oil gathering contract in the DJ Basin. Pursuant to this contract, GTP costs are now incurred prior to the transfer of control and thereby recorded as GTP expense compared to the former contract where GTP costs were incurred subsequent to the transfer of control and thereby recorded net within crude oil, natural gas, and NGL sales.
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
Our severance and ad valorem taxes increased 8% to $81 million for the three months ended September 30, 2025, from $75 million for the three months ended June 30, 2025, and increased 2% on an equivalent basis per Boe. Increases in both total and on an equivalent basis per Boe primarily resulted from the increase of 10% in total product revenue for the three months ended September 30, 2025 when compared to the three months ended June 30, 2025.
Our severance and ad valorem taxes decreased 16% to $245 million for the nine months ended September 30, 2025, from $291 million for the nine months ended September 30, 2024, and decreased 10% on an equivalent basis per Boe. Decreases in both total and on an equivalent basis per Boe resulted from the decrease of 13% in total product revenue for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. In addition, during the nine months ended September 30, 2025, we updated our Texas ad valorem tax estimates to reflect updated assessed values resulting in a further decrease in our severance and ad valorem taxes.
Depreciation, depletion, and amortization.  Our depreciation, depletion, and amortization expense (“DD&A”) decreased 1% to $497 million for the three months ended September 30, 2025, from $501 million for the three months ended June 30, 2025, and decreased 7% on an equivalent basis per Boe. The decrease in total DD&A expense was primarily due to a decrease in the depletion rate driven by a greater increase in proved reserves relative to the increase in the depletable property base, partially offset by a 7% increase in sales volumes.
Our DD&A decreased 5% to $1.4 billion for the nine months ended September 30, 2025, from $1.5 billion for the nine months ended September 30, 2024, and increased 2% on an equivalent basis per Boe. The decrease in total DD&A expense was primarily due to a 6% decrease in sales volumes between periods and was partially offset by an increase in the depletion rate driven by a greater increase in the depletable property base in proportion to proved reserves.
General and administrative expense. Our general and administrative expense decreased 2% to $52 million for the three months ended September 30, 2025, from $53 million for the three months ended June 30, 2025, and decreased 10% on an equivalent basis per Boe. The decrease in general and administrative expense was primarily due a reduction in professional services, stock compensation expense, and other corporate expenses and was partially offset by $3 million of non-recurring cash severance charges incurred in connection with our CEO separation during the three months ended September 30, 2025. General and administrative expense per Boe decreased due to a 7% increase in sales volumes.
Our general and administrative expense decreased 7% to $162 million for the nine months ended September 30, 2025, from $174 million for the nine months ended September 30, 2024, and remained flat on an equivalent basis per Boe. The decrease in general and administrative expense was primarily due to (i) increases in the portion of labor billable to joint interest accounts and (ii) cost savings initiatives resulting in a reduction in professional services and contract labor. The decrease in general and administrative expense was partially offset by $7 million of non-recurring cash severance charges and $1 million of additional stock compensation expense incurred in connection with our announced reduction in force during the three months ended March 31, 2025 and our CEO separation during the three months ended September 30, 2025. General and administrative expense per Boe remained flat as expenditure decreased commensurate with the 6% decrease in sales volumes.
Derivative gain (loss), net.  Our derivative gain for the three months ended September 30, 2025 was $79 million, as compared to a gain of $104 million for the three months ended June 30, 2025. Our derivative gains for the three months ended September 30, 2025 and June 30, 2025 were due to cash settlement gains and fair market value adjustments resulting from lower market prices relative to our open positions.
Our derivative gain for the nine months ended September 30, 2025 was $235 million, as compared to a gain of $49 million for the nine months ended September 30, 2024. Our derivative gain for the nine months ended September 30, 2025 was due to cash settlement gains and fair market value adjustments resulting from lower market prices relative to our open positions. Our derivative gain for the nine months ended September 30, 2024 was due to fair market value adjustments resulting from lower market prices relative to our open positions, partially offset by cash settlement losses.
Refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.
Interest expense.  Our interest expense for the three months ended September 30, 2025 and June 30, 2025 was $120 million and $114 million, respectively. Average debt outstanding for the three months ended September 30, 2025 and June 30, 2025 was $5.5 billion and $5.4 billion, respectively.
Our interest expense for the nine months ended September 30, 2025 and 2024 was $341 million and $342 million, respectively. Average debt outstanding for the nine months ended September 30, 2025 and 2024 was $5.4 billion and $4.8 billion, respectively. The components of interest expense for the periods presented are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Senior Notes	$103	$90	$277	$253
Credit Facility	11	18	46	45
Amortization of deferred financing costs and deferred acquisition consideration	4	5	13	39
Other	2	1	5	5
Total interest expense	$120	$114	$341	$342
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
Our income tax expense for the three months ended September 30, 2025 and June 30, 2025 was $57 million and $38 million, resulting in an effective tax rate of 24.3% and 23.5% on pre-tax income, respectively.
Our income tax expense for the nine months ended September 30, 2025 and 2024 was $156 million and $195 million, resulting in an effective tax rate of 24.2% and 22.1% on pre-tax income, respectively. During the nine months ended September 30, 2024, income tax expense was additionally impacted by deferred tax benefits from state apportionment changes as a result of the Vencer Acquisition.

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
As of September 30, 2025, our liquidity was $2.2 billion, consisting of cash on hand of $56 million and $2.1 billion of available borrowing capacity on our Credit Facility. Borrowing capacity under the Credit Facility is primarily based on the value assigned to the proved reserves attributable to our crude oil and natural gas interests. As of the filing date of this Quarterly Report on Form 10-Q, the available borrowing capacity on our Credit Facility was $2.3 billion. Our Credit Facility is set to mature in August 2028. In October 2025, we completed our scheduled borrowing base redetermination which reaffirmed our borrowing base and aggregate elected commitments under the Credit Agreement. The next scheduled borrowing base redetermination date is set to occur in May 2026.
The Credit Facility contains customary representations and various affirmative and negative covenants as well as certain financial covenants, including (a) a permitted net leverage ratio of not greater than 3.00 to 1.00, (b) a current ratio, inclusive of the unused commitments under the Credit Facility then available to be borrowed, of not less than 1.00 to 1.00, and (c) upon the achievement of investment grade credit ratings, a PV-9 coverage ratio. We were in compliance with all covenants under the Credit Facility as of September 30, 2025, and through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 5 - Debt in Part I, Item 1 for additional information.
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

Sources and Uses of Cash and Cash Equivalents
The following table presents the sources and uses of our cash and cash equivalents for the periods indicated (in millions):

		Nine Months Ended
	Activity Type	September 30, 2025	September 30, 2024
Sources of Cash and Cash Equivalents
Net cash provided by operating activities	Operating	$1,877	$2,007
Proceeds from property transactions	Investing	188	163
Proceeds from credit facility	Financing	2,100	1,650
Proceeds from issuance of senior notes	Financing	743	—
Other, net	Investing	1	2
Total sources of cash and cash equivalents		$4,909	$3,822
Uses of Cash and Cash Equivalents
Acquisitions of businesses, net of cash acquired	Investing	(761)	(905)
Acquisitions of crude oil and natural gas properties	Investing	(54)	(24)
Capital expenditures for drilling and completion activities and other fixed assets	Investing	(1,432)	(1,632)
Payments to credit facility	Financing	(2,200)	(1,600)
Dividends paid	Financing	(141)	(446)
Common stock repurchased and retired	Financing	(322)	(270)
Other, net	Investing/Financing	(19)	(25)
Total uses of cash and cash equivalents		$(4,929)	$(4,902)

Net change in cash and cash equivalents		$(20)	$(1,080)
Sources of Cash and Cash Equivalents
Our sources of cash and cash equivalents increased by $1.1 billion year over year, primarily driven by proceeds from issuance of our 2033 Senior Notes of $743 million, increased draws on our Credit Facility of $450 million, and increased proceeds of $25 million from property transactions, including the divestiture of certain non-core DJ Basin assets during the nine months ended September 30, 2025. These increases were partially offset by a decrease in net cash provided by operating activities of $130 million. Our net cash provided by operating activities are primarily impacted by commodity prices, sales volumes, net settlements from our commodity derivative positions, operating costs, and changes in our working capital. See “Results of Operations” above for more information on the factors driving these changes.
Uses of Cash and Cash Equivalents
Our uses of cash and cash equivalents increased by $27 million year over year, primarily driven by increased payments on our Credit Facility of $600 million, an increase in common stock repurchased and retired of $52 million, and an increase in acquisitions of crude oil and natural gas properties of $30 million. These increases were partially offset by a decrease in dividends paid of $305 million, decreased capital expenditures for drilling and completion activities and other fixed assets of $200 million, and a decrease in acquisitions of businesses, net of cash acquired of $144 million.
As a result of the changes in our capital return program over the past year, dividends declared and paid during the year decreased by $2.97 per share, or $305 million, net payments on our Credit Facility increased by $150 million, and common stock repurchased and retired increased by $52 million. Refer to Note 14 – Stockholders’ Equity under Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 14 – Stockholders’ Equity in Item 8. Financial Statements and Supplementary Data included in our 2024 Form 10-K for additional information.

Capital expenditures for drilling and completion activities and other fixed assets decreased by $200 million, largely attributable to a 5% reduction in our 2025 capital investment program when compared to 2024 as well as efforts to level-load our capital to more evenly distribute investments throughout the year. During the nine months ended September 30, 2025, we drilled, completed, and turned to sales 78, 94, and 115 net operated wells, respectively, in the Permian Basin, and 86, 89, and 89 net operated wells, respectively, in the DJ Basin. During the nine months ended September 30, 2024, we drilled, completed, and turned to sales 93, 90, and 104 net operated wells, respectively, in the Permian Basin, and 66, 79, and 76 net operated wells, respectively, in the DJ Basin.
Cash proceeds from draws on our Credit Facility increased by $450 million year over year, primarily driven by the payment of the remaining Vencer deferred acquisition consideration of $475 million, as well as acquisition of certain crude oil and natural gas properties accounted for as a business combination in the Permian Basin for cash consideration of $286 million during the nine months ended September 30, 2025, partially offset by the cash consideration paid at closing for the Vencer Acquisition during the nine months ended September 30, 2024. The increase in payments to our Credit Facility is driven by the use of the net proceeds from the 2033 Senior Notes of $743 million to repay a portion of the outstanding borrowings under our Credit Facility.
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
The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDAX for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income	$177	$124	$487	$688
Interest expense, net(1)	119	112	336	334
Income tax expense	57	38	156	195
Depreciation, depletion, and amortization	497	501	1,443	1,512
Exploration	1	3	7	14
Transaction costs	2	—	8	31
Derivative gain, net	(79)	(104)	(235)	(49)
Derivative cash settlement gain (loss), net	65	69	138	(6)
Non-recurring cash severance(2)(3)	3	—	7	—
Stock-based compensation(2)	11	13	37	36
Other, net(4)	2	(7)	5	1
Adjusted EBITDAX	$855	$749	$2,389	$2,756
________________________
(1)Includes interest income of $1 million and $2 million for the three months ended September 30, 2025 and June 30, 2025, respectively and $5 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income is included as a portion of other, net in the accompanying statements of operations.
(2)Included as a portion of general and administrative expense in the accompanying statements of operations.
(3)The three months ended September 30, 2025 includes non-recurring cash severance charges incurred in connection with our CEO separation. The nine months ended September 30, 2025 includes non-recurring cash severance charges incurred in connection with our announced reduction in force and our CEO separation.
(4)The activity relates to (i) non-recurring cash unused commitment fees that are included in other operating expense in the accompanying statements of operations for each period presented and (ii) non-capitalized expenses incurred in connection with our ERP implementation that are included in general and administrative expense in the accompanying statements of operations during the three months ended September 30, 2025. The three months ended June 30, 2025 includes (i) a $9 million reduction related to the settlement of the unrealized loss on crude oil linefill contracts recorded during the three months ended March 31, 2025 that is included in other, net in the accompanying statements of operations for the period.

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
The following table presents a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of Adjusted Free Cash Flow for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$860	$298	$1,877	$2,007
Add back: Changes in operating assets and liabilities, net	(115)	331	163	398
Cash flow from operations before changes in operating assets and liabilities	745	629	2,040	2,405
Less: Cash paid for capital expenditures for drilling and completion activities and other fixed assets	(471)	(486)	(1,432)	(1,632)
Less: Changes in working capital related to capital expenditures	(20)	(20)	(60)	(22)
Capital expenditures	(491)	(506)	(1,492)	(1,654)
Less: Purchases of carbon credits and renewable energy credits	—	—	—	(4)
Adjusted Free Cash Flow	$254	$123	$548	$747
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
The following table provides a reconciliation of the GAAP financial measure of average sales price, before derivatives to the non-GAAP financial measure of average sales prices, after derivatives for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Average crude oil sales price (per Bbl)	$65.24	$63.87	$66.54	$77.12
Effects of derivatives, net (per Bbl) (1)	2.63	2.68	1.85	(0.96)
Average crude oil sales price (after derivatives) (per Bbl)	$67.87	$66.55	$68.39	$76.16

Average natural gas sales price (per Mcf)	$1.29	$1.00	$1.61	$0.64
Effects of derivatives, net (per Mcf) (1)	0.52	0.69	0.41	0.22
Average natural gas sales price (after derivatives) (per Mcf)	$1.81	$1.69	$2.02	$0.86

Average NGL sales price (per Bbl)	$18.21	$18.99	$20.29	$20.95
Effects of derivatives, net (per Bbl) (1)	—	—	—	—
Average NGL sales price (after derivatives) (per Bbl)	$18.21	$18.99	$20.29	$20.95
_________________________
(1)Derivatives economically hedge the price we receive for crude oil, natural gas, and NGL. For the three months ended September 30, 2025, the derivative cash settlement gain for crude oil and natural gas was $39 million and $26 million, respectively. For the three months ended June 30, 2025, the derivative cash settlement gain for crude oil and natural gas was $36 million and $33 million respectively. For the nine months ended September 30, 2025, the derivative cash settlement gain for crude oil and natural gas was $76 million and $62 million, respectively. For the nine months ended September 30, 2024, the derivative cash settlement loss for crude oil was $42 million, and the derivative cash settlement gain for natural gas was $36 million. We did not hedge the price we received for NGL during the periods presented. Refer to Note 9 - Derivatives under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosures.

New Accounting Pronouncements
Refer to Note 1 - Summary of Significant Accounting Policies under Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 1 - Summary of Significant Accounting Policies in the 2024 Form 10-K for any recently issued or adopted accounting standards.
Critical Accounting Estimates
Information regarding our critical accounting estimates is contained in Part II, Item 7 of our 2024 Form 10-K. During the three months ended September 30, 2025, there were no significant changes in the application of critical accounting policies.
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
Interest Rates
As of September 30, 2025 and the filing date of this Quarterly Report on Form 10-Q, we had $350 million and $180 million, respectively, outstanding under our Credit Facility. Borrowings under our Credit Facility bear interest at a fluctuating rate that is tied to the ABR or SOFR, in each case, plus the applicable margin, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. As of September 30, 2025, and through the filing date of this Quarterly Report on Form 10-Q, we were in compliance with all financial and non-financial covenants under the Credit Facility.
Counterparty and Customer Credit Risk
We are exposed to counterparty credit risk associated with our derivative activities. As of September 30, 2025 and October 31, 2025, our derivative contracts have been executed with 16 counterparties, all of which are members of the Credit Facility lender group and have investment grade credit ratings. However, if our counterparties fail to perform their obligations under the contracts, we could suffer financial loss.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers and internal audit function, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding our legal proceedings can be found in Note 6 - Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed a specified threshold. Pursuant to Item 103 of Regulation S-K, we have elected to apply a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, and other than as previously disclosed in our Quarterly Report on Form 10-Q filed on August 6, 2025, we are not aware of any such proceedings, or material developments to previously disclosed proceedings, required to be disclosed for the quarter ended September 30, 2025.
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
Because the Exchange Ratio is fixed and the market price of the Company’s common stock and SM Energy’s common stock has and may continue to fluctuate, the Company’s stockholders cannot be certain of the value of the consideration they will receive in the Merger, if consummated.
If the Merger is consummated, each share of the Company’s common stock outstanding immediately prior to the Merger will automatically be converted into the right to receive 1.45 shares of SM Energy common stock. Because the Exchange Ratio is fixed, the value of the consideration that the Company’s stockholders would receive in connection with the Merger, if consummated, will depend on the market price of SM Energy common stock at the time the Merger is consummated, which is expected to impact the market price of the Company’s common stock until such consummation. The value of SM Energy’s common stock has fluctuated since the date of the announcement of the Merger Agreement and may continue to fluctuate. Accordingly, the Company’s stockholders will not be able to determine the market value of the consideration they would receive in connection with the Merger until the consummation thereof. Share price changes may result from a variety of factors, many of which are beyond the control of the Company and SM Energy, including, among others, general market and economic conditions, commodity prices, changes in the Company’s and SM’s respective businesses, operations and prospects, and market assessments of the likelihood that the requisite closing conditions, including approval of both the stockholders of the Company and SM Energy, will be satisfied and the Merger will be consummated.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
The Merger Agreement contains restrictions on our ability to solicit or execute any agreement with respect to an alternative Company Acquisition Proposal from third parties, to provide non-public information to third parties, and to engage in discussions with third parties regarding alternative Company Acquisition Proposals, subject to customary exceptions. The Merger Agreement also contains provisions that may require, in certain circumstances, a termination fee or reimbursement of expenses to be payable by Civitas thereunder. Such restrictions may discourage a third party from submitting an alternative Company Acquisition Proposal that might result in greater value to our stockholders than the Merger.
The inability to consummate the Merger on the expected time frame or at all may adversely affect the price of our common stock and our business, financial condition, or results of operations.
The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of our outstanding shares common stock entitled to vote thereon, (ii) approval of (a) the issuance of SM Energy common stock in connection with the Merger by the affirmative vote of the holders of a majority of the outstanding shares of SM Energy common stock present in person or represented by proxy at a special meeting of the stockholders of SM Energy and entitled to vote thereon and (b) the amendment of SM Energy’s certificate of incorporation to increase the authorized number of shares of SM Energy common stock to 400,000,000 shares by the votes cast for such amendment exceeding the votes cast against such amendment by the holders of outstanding shares of SM Energy common stock, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or any other antitrust law relating to the Merger, (iv) no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction or other legal restraint or prohibition being in effect, and no law having been enacted, entered, promulgated, enforced or deemed applicable by any governmental entity that, in any such case, prohibits or makes illegal the consummation of the Merger, (v) approval for listing on New York Stock Exchange of the shares of SM Energy common stock to be issued in the First Company Merger, (vi) the effectiveness of the registration statement on Form S-4 to be filed by SM Energy, which will include a joint proxy statement of SM Energy and Civitas and a prospectus of SM Energy, (vii) the accuracy of representations and warranties and compliance with covenants of each party, (viii) absence of a material adverse effect on SM Energy or Civitas, and (ix) receipt by Civitas of an opinion from Civitas’ counsel that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, in each case subject to the standards set forth in the Merger Agreement. Any such conditions not being satisfied or waived in a timely manner, or at all, may result in the Merger not being consummated, which could adversely affect the market price of our shares of common stock, and our business, results of operations and financial condition. No assurance can be given that the conditions to the Merger’s consummation will be satisfied or waived, or that the Merger will be completed in a timely manner or at all.
The pendency of the Merger could adversely affect our business, results of operations and financial condition.
The pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business, results of operations and financial condition. In particular, the attention of the Company’s management and employees may be directed towards the Merger, including obtaining required approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of the Company and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial us. Any of these matters could adversely affect our business, results of operations, financial condition or cash flows, even if the Merger is consummated.
Even if we and SM Energy complete the Merger, the combined company may fail to realize all of the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining Civitas’ and SM Energy’s businesses, including operational and other synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we and SM Energy do not currently foresee. The integration process may, for each of Civitas and SM Energy, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. The foregoing may negatively affect the combined company’s ongoing business, operations and financial results following the completion of the Merger.
Our stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over the policies of the combined company than they now have on the policies of Civitas.
Immediately after the Merger is completed, it is expected that our current stockholders will own approximately 52% of SM Energy’s outstanding common stock and current SM Energy stockholders will own approximately 48% of SM Energy’s outstanding common stock on a fully diluted basis. As a result, our current stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Civitas.
We will incur significant transaction costs in connection with the Merger.
We have incurred and are expected to continue to incur a number of non-recurring costs associated with the Merger, integrating our business with SM Energy’s business, and realizing the expected benefits therefrom. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors. Although we expect that the elimination of duplicative costs, as well as the realization of expected benefits related to the integration of our business with SM Energy’s, will allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.
Litigation relating to the Merger could result in an injunction preventing the completion of the Merger and/or substantial costs to us.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Such lawsuits could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin us and SM Energy from consummating the Merger.
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table provides information about our purchases of our common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value that May Yet be Purchased as Part of Publicly Announced Plans or Programs (in millions)(3)
July 1, 2025 – July 31, 2025	1,943	$30.76	—	$193
August 1, 2025 – August 31, 2025(4)	6,683,373	33.85	6,646,726	500
September 1, 2025 – September 30, 2025(4)	734,870	33.87	733,832	500
Total	7,420,186	$33.85	7,380,558	$500
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
(3)In August 2025, our Board increased the amount authorized for repurchases of our outstanding common stock under our existing stock repurchase program to $750 million pursuant to which we are authorized, from time to time, to acquire shares of our common stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by our Board at any time.
(4)On August 8, 2025, we entered into an ASR Agreement to repurchase an aggregate of $250 million of our common stock. Final settlement of the ASR Agreement occurred in September 2025. Refer to Note 14 - Stockholders’ Equity under Part I, Item 1 of this Quarterly Report for additional information.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1*
Purchase and Sale Agreement, dated as of October 3, 2023, by and among Vencer Energy, LLC, as seller, and Civitas Resources, Inc., as buyer (incorporated by reference to Exhibit 2.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on October 4, 2023)

2.2
Agreement and Plan of Merger among SM Energy Company, Cars Merger Sub, Inc., and Civitas Resources, Inc., dated as of November 2, 2025 (incorporated by reference to Exhibit 2.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on November 3, 2025)

3.1
Fourth Amended and Restated Certificate of Incorporation of Civitas Resources, Inc. (incorporated by reference to Exhibit 3.1 to Civitas Resources, Inc’s Quarterly Report on Form 10-Q filed on August 2, 2023)

3.2	Seventh Amended and Restated Bylaws of Civitas Resources, Inc. (incorporated by reference to Exhibit 3.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on June 5, 2023)
10.1+
Employment Letter, dated as of August 6, 2025, by and between Civitas Resources, Inc. and Wouter van Kempen (including the form of RSU Award Agreement) (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on August 6, 2025)

10.2+
Civitas Resources, Inc. Eighth Amended and Restated Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on January 25, 2022)

10.3+
Form of Employee Restrictive Covenants, Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.49 to Civitas Resources, Inc.’s Annual Report on Form 10-K filed on February 27, 2024)

10.4+
Form of Indemnity Agreement between Civitas Resources, Inc. and the directors and executive officers of Civitas Resources, Inc. (incorporated by reference to Exhibit 10.9 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on November 3, 2021)

10.5+†	Form of Executive Officer Confidential Severance and Release Agreement
10.6
Voting Agreement, dated as of November 3, 2025, by and between Civitas Resources, Inc. and Kimmeridge Chelsea, LLC (incorporated by reference to Exhibit 10.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on November 3, 2025)

10.7+
Employment Letter Amendment, dated as of November 2, 2025, by and between Civitas Resources, Inc. and Wouter van Kempen (incorporated by reference to Exhibit 10.2 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on November 3, 2025).

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

CIVITAS RESOURCES, INC.

Date:	November 6, 2025	By:	/s/ Wouter van Kempen
Wouter van Kempen
Interim Chief Executive Officer and Director (principal executive officer)

		By:	/s/ Marianella Foschi
Marianella Foschi
Chief Financial Officer and Treasurer (principal financial officer)

		By:	/s/ Kayla D. Baird
Kayla D. Baird
Senior Vice President and Chief Accounting Officer (principal accounting officer)